Form 10KSB
period 1994-12-31
ENVIRONMENTAL PLASMA ARC TECHNOLOGY INC
filed 1997-01-07
CIK 790024

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1994

                                        OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number 33-3385LA

                      ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      Nevada                                    87-0430816
      ------                                    ----------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

870 East 9400 South, #203, Sandy, Utah          84094
--------------------------------------          -----
(Address of principal executive offices)        (Zip code)

Issuer's telephone number, including area code:  (801) 553-9393
                                                 ----------------
Securities registered pursuant to Section 12(b) of the Act:  None.
                                                             --------
Securities registered pursuant to Section 12(g) of the Act:  None.
                                                             --------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes         No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [N/A]

State issuer's revenue for it most recent fiscal year:  None.

The aggregate market value of the voting stock held by non-affiliates of the registrant is not currently determinable inasmuch as there is no bona fide trading market for the registrant's common stock.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 17,422,900 shares of Common Stock outstanding on January 13, 1995.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format (check one):  Yes       No[ X ]

                                    PART I

Item 1.     DESCRIPTION OF BUSINESS.

            (a)     Business Development.

            Environmental Plasma Arc Technology, Inc. (the "Company") was incorporated under the laws of the State of Nevada in 1986 under the name Mainstay Investments, Inc. The Company's name was changed in 1987 to Bio-Helix, Inc., in 1990 to Concept Gold, Inc. and in 1992 to its current name. From December 31, 1991 through June 1992, the Company had no ongoing business operations and investigated various acquisition possibilities.

            In June 1992, the Company entered into an agreement with Nu Arc Scientific, Inc. ("Nu Arc Scientific") and its principal stockholders, Edward and Carole Taylor (the "Taylors") whereby the Company acquired world-wide commercial exploitation rights with respect to a technology used for the treatment of industrial emissions and other sources of air pollution. The technology, known as "environmental plasma arc technology" (the "EPAT Technology"), principally relates to a method and devices used to remove and reduce air pollutants from a variety of discharge facilities. From this acquisition to the present, the Company has operated as a research and development company, seeking to identify applications for the EPAT Technology. The Company did not have any revenues from operations in 1994.

            In connection with the June 1992 agreement, the Company's stockholders approved a 1-for-5 reverse stock split of the outstanding shares of common stock of the Company and ratified the agreement. Thereafter, the Company issued shares of common stock to the Taylors, Nu Arc Scientific and an investor group, resulting in the Taylors' holding approximately 70 % of the outstanding shares of the Company's common stock. In November 1993, the shares of the Company's common stock owned by the Taylors were sold at a sheriff's sale to a group of investors and current stockholders of the Company, which changed the control of the Company to that group. The Company has also worked to resolve third party claims with respect to the EPAT Technology that had arisen from certain actions taken by the Taylors prior to the August 1992 agreement and during their relationship with the Company. The Company believes that resolution and settlement of all material claims have been reached with the claimants, except for those that have not been deemed meritorious and continue to be defended by the company. See "Legal Proceedings."

            At a special meeting of stockholders in February 1994, the stockholders elected David A. Orischak, Richard W. Patton, Mitchell T. Godfrey and John S. Clayton as directors of the Company. Mr. Clayton resigned as a director of the Company in September 1994. The officers of the Company as of December 31, 1994 were: David A. Orischak, President and Treasurer and Richard W. Patton, Vice President and Secretary.

            In June 1994, pursuant to a court order, Mitchell Godfrey, acting as trustee on behalf of a group of shareholders, acquired through a garnishment proceeding the patent application relating to the EPAT Technology. In July 1994, Mr. Godfrey assigned all rights to the patent application to the Company, and the Company became the owner of the patent application relating to the EPAT Technology. In November 1994, the Company was issued a patent from the United States Patent and Trademark Office with respect to the EPAT Technology.

            (b)     Business of the Company.

            Development of the EPAT Technology and Products
            ------------------------------------------------
            As of December 31, 1994, the Company operated primarily as a research and development company working to identify applications and develop products for the EPAT Technology. The EPAT Technology is an electro-mechanical system that the Company believes is capable of reducing air pollutants from commercial and industrial facility discharge systems by means of an electrical field. The process uses "non-thermal plasmas" generated by electric arcs and coronas that energize air stream molecules and remove pollutants by causing them to undergo molecular changes. The Company believes that the applications of this process have the potential to be used by oil refineries, steel production plants, public utility power plants, co-generation facilities, chemical producers, commercial printers, waste disposal facilities, incinerators and other discharge facilities.

            The Company is currently in the process of developing and testing a prototype configuration of the EPAT Technology. Tests of the EPAT Technology occurred in June 1993 on a biomedical incinerator and in August 1993 on a commercial printing facility. These tests were conducted by independent testing agencies that measured removal rates of pollutants produced by discharge systems at those facilities. Management believes that the achievement of removal rates measured in such tests by the Company's first generation prototype offers considerable promise for the development of the EPAT Technology for a number of applications, although there can be no assurance that such development will be successful.

            During 1993, the Company began the development of a fourth prototype EPAT system. This unit will be used in an on-site test of the EPAT Technology and is an integral part of the development plan of the EPAT Technology. In addition to the manufacture of this prototype, the Company successfully tested the EPAT Technology in a biomedical incinerator application and in a commercial printing application. Although neither test was conclusive, each served to further establish the viability of the EPAT Technology as potentially effective in reducing air pollutants.

            Marketing Strategy
            ------------------
            The Company's short-term marketing strategy is to install a test/demonstration unit at a host facility, which would agree to purchase a system from the Company at such time as the unit demonstrates its effectiveness. It is intended that a complete set of third party tests will be conducted at this site to evaluate the capabilities and effectiveness of the EPAT Technology. Other opportunities will be sought to install units for other applications that are compatible with the current stage of development of the EPAT Technology in an attempt to attain technical credibility for the systems. Assuming the EPAT Technology is demonstrated to be successful in effectively removing and reducing air pollutants, of which there can be no assurance, it is anticipated that the devices using the EPAT Technology will be manufactured in various sizes, and would be capable of removing and reducing emissions of a wide range of pollutants and compounds and of providing either primary or secondary air stream treatment.

              Competition
              -----------
              If the Company is able to develop a product using the EPAT Technology that is demonstrated to be effective in removing or reducing air pollutants, the Company believes that the EPAT Technology can compete effectively with other technologies that are currently used to control emissions of air pollutants, including, for example, scrubbers, electrostatic precipitators, catalytic converters, carbon absorption systems, filtration devices, thermal incinerators and other methods of controlling such emissions. If a system using the EPAT Technology is successfully developed, of which there can be no assurance, the Company believes that such system will compete favorably in a number of areas. The Company's system is intended to reduce multiple pollutants in a single process, while most currently existing systems are effective in reducing only one pollutant in the air stream and require by-product removal and clean-up. The Company believes that its system will most likely compete favorably in the area of initial cost, the costs of continued maintenance and effectiveness. The Company faces substantial competition, however, from conventional environmental control methods and may compete with companies that have more extensive research, marketing and manufacturing capabilities and significantly greater financial, technical and personnel resources than the Company.

            Patent and Patent Applications
            -----------------------------
            The Company has been issued a patent relating to the EPAT Technology from the United States Patent and Trademark Office and has filed patent applications in several foreign jurisdictions. The Company may seek additional patents with respect to the EPAT Technology in the United States and internationally.

            Research and Development
            -------------------------
            As described above, virtually all of the Company's operations have consisted primarily of research and development activities with respect to the EPAT Technology.

            Employees
            ---------
            As of December 31, 1994, the Company employed one full time employee.

Item 2.     PROPERTIES.

            As of December 31, 1994, the Company did not own any real property. As of December 31, 1994, it occupied offices located at 42 Lloyd Avenue, Malvern, Pennsylvania pursuant to an arrangement with an affiliate of Mr. Patten, Vice President and a director of the Company. Pursuant to such arrangement, the Company was permitted to use lab space made available by such affiliate and interim office space and administrative support. See "Certain Transactions."

Item 3.     LEGAL PROCEEDINGS.

            The Company was a co-defendant, along with the Taylors and Nu-Arc Scientific in litigation regarding marketing and manufacturing rights with respect to the EPAT Technology, in an action entitled Bio-Arc Inc., a Delaware Corporation v. Edward O. Taylor and Carole A. Taylor, Civil No. 920903383, Third Judicial District of Salt Lake County, Utah. An out of court settlement was negotiated in this case to be paid in cash and stock. An order dismissing the action was signed on June 29, 1994.

            On September 29, 1993 Mitchell Godfrey took an assignment on a judgment in favor of Brown & Brown, plaintiff in the case of Brown & Brown, P.C. v. Nu Arc Scientific Incorporated, Carole Taylor and Edward Taylor, Third District Court of Salt Lake County, Utah, in the amount of $50,000. Mr. Godfrey then succeeded in a garnishment proceeding in attaching U.S. patent application serial no. 07/786,261, held by the defendants in satisfaction of the judgment. Mr. Godfrey subsequently assigned this patent to EPAT.

            The Company was named a defendant in an action entitled Bank One, Utah, National Association v. Environmental Plasma Arc Technology, Civil No. 930905654CN, Third Judicial District of Salt Lake County, Utah, seeking to recover from the Company certain sums relating to an overdraft in the Company's account with Bank One. The Company entered into a settlement agreement (the "Settlement Agreement") with Bank One in March 1994, pursuant to which the Company agreed to pay the principal sum of the overdraft of $101,606.27 plus interest and certain expenses. Bank One agreed to assign to the Company Bank One's claim against Nu Arc Scientific relating to an overdraft in a Nu Arc Scientific account with Bank One. The Company was unable to meet the terms of the Settlement Agreement and on September 19, 1994 the co-defendants repaid the overdraft sums and some additional monies and took an assignment of the Bank's claim against the Company. All of the parties to the Settlement Agreement expressly reserved all claims against Edward and Carole Taylor and NuArc Scientific. Additionally, the Company pledged all of its assets (including patent rights as) collateral for the payments of the overdraft amount. The lawsuit has been dismissed with respect to the Company with prejudice.

            During 1994, the Company negotiated stock settlement agreements with several vendors and creditors of the Company. The board of directors also approved the settlement of several obligations of Nu-Arc Scientific, Inc. and Edward and Carole Taylor, with stock of the Company owned by shareholders of the Company. This was done to alleviate the risk of any future claims being brought against the Company's right to market the technology purchased from Nu-Arc Scientific and Edward and Carole Taylor. Approximately $271,553 of accounts payable and accrued expenses recorded on the books of the Company at December 31, 1993 were satisfied through these settlement agreements.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            No matter was submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 1994.

            On February 18, 1994 a special meeting of stockholders of the Company was held for the purpose of electing directors. Holders representing 13,847,100 shares of Common Stock out of the total outstanding of 18,331,800 shares were in attendance at the special meeting.

            The following persons were elected as directors of the Company at the special meeting, and the tabulation with respect to each nominee for director is as follows:

            Name of Nominee          Votes for           Votes Withheld
            ----------------         -----------         ---------------
            David A. Orischak        13,847,100               0
            Richard W. Patton        13,847,100               0
            Mitchell T. Godfrey      13,847,100               0
            John S. Clayton          13,847,100               0

                                    Part II

Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

            During the period covered by this Form 10-KSB report, there has been no public market for the Company's Common Stock. The Company's Common Stock, par value $.001 per share, is the only class of securities of the Company that is authorized, issued and outstanding. As of January 13, 1995 there were 17,422,900 shares issued and outstanding, held by approximately 603 stockholders of record.

            The Company has never paid any dividends on its outstanding shares of Common Stock, and no dividends are contemplated to be paid in the foreseeable future.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview
--------
            Since July 1992, the Company has been working to develop the EPAT Technology into a viable pollution control device. Through December 31, 1994, the executive management team had directed this development effort across a broad application spectrum ranging from a small commercial printing application to a large medical waste incinerator application. The end result proved that the Company lacked the financial and managerial resources to be effective under this approach.

            During the fiscal year ended December 31, 1994, the Company received no revenue from operations. The Company was unable to complete the development of EPAT Technology and thus was unable to effect sales of its product. The Company is currently planning for the continued development of the EPAT Technology pending a successful refinancing effort. A new management team has been organized and a business plan developed. The Company is investigating several potential funding sources.

            During 1994, the Company was able to raise $166,000 through the sale of Common Stock. Due in part to insufficient funding, the Company was unable to realize its goal of bringing a product to market in 1994. By year end, the staffing of the Company was reduced to minimum levels to maintain operations. The Company incurred cumulative losses through 1994 of $1,936,025. The operating loss of 1994 was $327,142.

            The Company moved its corporate headquarters to a location approximately 20 miles west of Philadelphia, Pennsylvania and shared office space with VFL Technologies, Inc. As a result of this relocation, the Company no longer had any lease obligations in Utah.

            As of December 31, 1994, the Company had outstanding notes payable to several shareholders totaling $226,573. A portion of these funds were used to pay off an outstanding note with a bank. See "Legal Proceedings."

Results of Operations
-----------------------
            The Company received no revenue from operations during the fiscal year ended December 31, 1994. As of December 31, 1994, the Company was operating at a minimum level and incurring minor expenses on a monthly basis. These expenses were averaging about $3,000 per month. During 1994, the management team attempted to settle outstanding debts and obligations of the Company. Through such negotiations, the Company was able to reduce in excess of $200,000 in outstanding accounts payable and accrued expenses.

Liquidity and Resources
------------------------
            The Company has financed itself primarily through the sale of its Common Stock. This trend in funding is necessary for the Company to continue the development of the EPAT Technology to the point where products utilizing the EPAT Technology can be made available for sale to customers. If the Company is unsuccessful in obtaining financing, the Company will be unable to complete the development of the EPAT Technology.

Director Compensation
----------------------
            Directors are not paid any compensation for their services as director of the Company.

Item 7.     FINANCIAL STATEMENTS.

            The consolidated audited financial statements of the Company for the fiscal year ended December 31, 1994 are attached hereto and incorporated herein by reference.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                  Part III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

            (a)     Directors and Executive Officers.

            The following table sets forth as of December 31, 1994 certain information regarding the executive officers and directors of the Company.

Name                  Age          Position
----                  ---          --------

David Orischak        39           President, Treasurer and Director

Richard W. Patton     54            Vice President, Secretary and Director

Mitchell T. Godfrey   49            Director

            David A. Orischak has served as the President of the Company since January 1994 and as a director of the Company since February 1994. Mr. Orischak also served as the President and Chief Executive Officer of EPAT Marketing Corporation, a wholly owned subsidiary of the Company from March 1993 until December 1993. From 1991 to 1993, Mr. Orischak performed consulting services for a number of companies in the computer industry. From 1990 through 1991, Mr. Orischak was Executive Vice-President of PC Concepts, a Ziff Communications company, where he was responsible for managing all aspects of field operations including the development of annual goals, objectives and budgets. In 1985, he founded PC Concepts, a computer training and support services company headquartered in Pennsylvania, where, until 1989, he served as Vice-President of Marketing and Sales. During this period, Mr. Orischak developed the marketing strategy for PC Concepts as well as tactical marketing plans and the management of the national sales force. PC Concepts had grown to 14 locations and 125 employees across the country prior to its acquisition by Ziff Communications. From 1977 through 1984, he worked for IBM in various marketing capacities.

            Richard W . Patton has served as Vice President and a director of the Company since September 1992. Mr. Patton has more than 29 years of experience in industrial, utility and municipal waste management. As founder and a principal of VFL Technology Corporation, established in 1981, he has directed all operations, including engineering, construction, marketing, sales and financial planning for projects involving hazardous and low-level radioactive wastes, chemical fixation of sludges and soils, air pollution control, wastewater treatment, disposal of coal combustion wastes and bioremediation of liquids and solids. Previously, Mr. Patton was an executive for a major utility waste management firm and was responsible for development of waste management systems for facilities with more than 10,000 megawatts of power production. He also directed the operations of a liquid waste treatment facility and secure chemical landfills. Prior to the founding of VFL, Mr. Patton served in several executive positions at IU Conversion Systems, a major utility waste firm.

            Mitchell T. Godfrey has served as a director of the Company since September 1992. Since 1987, Mr. Godfrey has held the following positions: from 1987 through 1988 Mr. Godfrey was President of Rocky Mountain Collection; from June 1988 through the present he has been the Vice-President of Tax Planning Inc.; from November 1991 until the present date he has served as President of Tirex Inc.; and, for the past ten years through the present he has served as co-owner of M & M Development, Inc. In the foregoing positions, Mr. Godfrey's areas of responsibilities have been in an administrative capacity and in such areas as employee relations, sales and marketing.

            (b)     Compliance with Section 16(a) of the Exchange Act.

            The Company does not have a class of securities registered under the Securities Exchange Act of 1934, and, therefore, its officers, directors and holders of more than 10% of the outstanding shares of the Company are not subject to the provisions of Section 16(a).

Item 10.    EXECUTIVE COMPENSATION.

            (a)     Executive Compensation.

            The following table contains compensation data with respect to David A. Orischak who served as the Company's chief executive officer during the year ended December 31, 1994. No executive officers of the Company received in excess of $100,000 in salary and bonus in 1994, and no other officer of the Company received any compensation from the Company other than David A. Orischak.
                         Summary Compensation Table
                         --------------------------

                                                                  Long Term         All Other
                                                                  ----------        ---------
                        Annual Compensation                       Compensation      Compensation
                        -------------------                       ------------      ------------

Name and
Principal                                         Other Annual    Restricted
Position                Year    Salary    Bonus   Compensation    Stock Awards
--------                ----    ------    -----   ------------    ------------
David A. Orischak       1994    75,000      0          0               0                 0
Richard W. Patton       1994      0         0          0               0                 0

            No options, SARs or LTIPs or other forms of compensation other than that set forth above were awarded in 1994.

            (b)     Employment Agreements.

            The Company entered into an employment agreement (the "Employment Agreement") with its President, David A. Orischak on February, 1994. The initial term of the Employment Agreement was for three years, and Mr. Orischak has the option to renew for one three-year period. Under the Employment Agreement, salary for the initial 12 months accrues at the rate of $75,000 per year, with payment deferred until such time as funds have been obtained through the issuance of corporate securities or other obligations or through the sales of products or services in amounts sufficient to pay such salary as well as other ordinary operating expenses of the Company. The annual salary for the second and third years under the Employment Agreement is $150,000, provided funds have been obtained through the issuance of corporate securities or other obligations or through the sales of products or services in amounts sufficient to pay such salary as well as other ordinary operating expenses of the Company. Mr. Orischak is entitled to be nominated as one of the directors of the Company. The Employment Agreement provides that, through the term of the Agreement and for a period of five years after the termination of the Employment Agreement, Mr. Orischak will not, directly or indirectly, engage or participate in or become employed by or render any services to any entity that competes with the business of the Company. The Employment Agreement also provides that during such period Mr. Orischak will not disclose, reveal or transmit information concerning the proprietary secrets of the Company to any other person, firm or corporation.

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            The following table sets forth, as of January 13, 1995 the name and address of each person who is known by the Company's Board of Directors to be the beneficial owner of more than 5% of the Company's outstanding Common Stock and the beneficial ownership of the Company's Common Stock by the Company's directors and executive officers.

            Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of securities if he has or shares "voting power" (which includes the power to vote, or to direct the voting of, such securities) or "investment power" (which includes the power to dispose, or to direct the disposition, of such securities). A person is also deemed to be the beneficial owner of any securities that he has the power to acquire beneficial ownership of within 60 days. Under these rules, more than one person may be deemed the beneficial owner of the same securities.

Name and                No. of Shares                Percent of Outstanding
Address                 Beneficially Owned           Common Stock
-----------------       ------------------           ----------------------
David A. Orischak       1,000,000                    5.7%
3 Bell Circle
Malvern, PA  19355

Richard W. Patton       1,380,000                    7.9%
82 Lloyd Avenue
Malvern, PA  19355

Mitchell T. Godfrey     1,566,250                    9.0%
c/o Mt. Baldy Associates
3626 Highway 284
Townsend, MT  59644

John Clayton            1,280,800                    7.4%
6144 Vixon Way
Sandy, Utah 84094

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            John Clayton received shares for his services as promoter of the Company's securities in various offerings and placements of the Company's securities.

Item 13.    EXHIBITS AND REPORTS ON FORM 8-K.

            (a)     Exhibits.

     Exhibit No.    Description
     ----------     ------------
     3.1            Articles of Incorporation of the Company, as amended.

     3.2            By-laws of the Company.

     23             Consent of Jones, Jensen & Company *

     27             Financial Data Schedule *
            (b)

            Reports on Form 8-K.

            None.
_______________
* filed herewith

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ENVIRONMENTAL PLASMA
                                         ARC TECHNOLOGY, INC.



Date: December 30, 1996.                 By: /s/ Mitchell T. Godfrey
                                            ________________________________
                                              Mitchell T. Godfrey
                                               President, Chief Executive
                                                Officer, & Director


    In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 30, 1996              By: /s/ David Rees
                                         ------------------
                                          David Rees
                                          Secretary/Treasurer, Director

Date: December 30, 1996             By: /s/ Mitchell T. Godfrey
                                       ------------------------------
                                          Mitchell T. Godfrey
                                          President, Chief Executive Officer &
                                          Director

                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                       (A Development Stage Company)

                     Consolidated Financial Statements

                        December 31, 1995 and 1994


                                CONTENTS

Independent Auditors  Report                                   3

Consolidated Balance Sheets                                    4

Consolidated Statements of Operations                          5

Consolidated Statements of Stockholders  Equity (Deficit)      6

Consolidated Statements of Cash Flows                          9

Notes to the Consolidated Financial Statements                11


<Letterhead of Jones, Jensen & Company, Certified Public Accountant, appears here>


                       INDEPENDENT AUDITORS' REPORT
                       ----------------------------

Board of Directors
Environmental Plasma Arc Technology, Inc.

We have audited the accompanying consolidated balance sheets of Environmental Plasma Arch Technology, Inc. (A Development Stage Company), as of December 31, 1995 and December 31, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1995, 1994 and 1993 and from inception on February 10, 1986 to December 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Environmental Plasma Arc Technology, Inc. (A Development Stage Company), as of December 31, 1995 and 1994, and 1993 and from inception on February 10, 1986 to December 31, 1995 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management s plans in regard to these matters are described in Note 6. The financial statements do not include any adjustments that might from the outcome of this uncertainty.

/S/ Jones, Jensen & Company
Jones, Jensen & Company
October 30, 1996


                  ENVIRONMENTAL PLASMA ARCH TECHNOLOGY, INC.
                         (A Development Stage Company)
                          Consolidated Balance Sheets


                                   ASSETS
                                   ------

                                              December 31,
                                              ------------
                                       1995               1994
                                       -----------       ----------
CURRENT ASSETS
  Cash                                 $ -                $   6,775
  Work in process inventory (Note 1)      341,128           341,128
                                          -------           -------
     Total Current Assets                 341,128           347,903
                                          -------           -------

PROPERTY AND EQUIPMENT (Note 4)            22,169            28,491
                                           ------            ------

       TOTAL ASSETS                    $  363,297         $ 376,394
                                          ========        =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                               December 31,
                                               ------------
                                       1995               1994
                                       ----               ----
CURRENT LIABILITIES
 Accounts payable                      $  304,949         $300,176
 Accrued expenses                          49,744           54,550
 Payroll taxes payable                     60,139           33,031
 Notes payable - shareholders (Note 3)    241,128          224,088
 Note payable - (Note 7)                    2,485            2,485
                                            -----            -----
    Total Current Liabilities             658,445          614,330
                                         --------         --------

COMMITMENTS AND CONTINGENCIES (NOTE 2)         -               -
                                             -----           -----

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock - $0.001 par value;
   50,000,000 shares authorized;
   18,195,000 and 18,275,000
   shares issued outstanding,
   respectively                            18,195           18,275
 Additional paid-in capital             1,679,579        1,679,814
 Deficit accumulated during the
 development stage                     (1,992,922)      (1,936,025)
                                       -----------      -----------

 Total Stockholders' Equity (Deficit)    (295,148)        (237,936)
                                         ---------       ---------

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY (DEFICIT)   $  363,297        $ 376,394
                                       ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.


                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                      (A Development Stage Company)
                  Consolidated Statements of Operations


                                                                                 On February 10,
                                                                                 1986 to
                                     For the Years Ended December 31,             December 31,
                                1995                 1994         1993           1995
                                ----                 ----         ----           ------------

REVENUES                        $ -                  $ -          $ -            $     50,000

EXPENSES
 Selling expense                  -                    -            109,489           109,489
 Depreciation and amortization      6,322               1,203         8,045            17,298
 Research and development         -                    -             25,738            42,492
 General and administrative        22,338             325,939       706,370         1,608,092
                                   ------             -------       -------         ---------

     Total Expenses                28,660             327,142       849,642         1,777,371
                                   ------             -------       -------         ---------

OPERATING INCOME (LOSS)           (28,660)           (327,142)     (849,642)       (1,727,371)
                                  --------            -------       -------         ---------
OTHER INCOME (EXPENSE)
 Interest                         (28,237)           (19,950)        (5,125)          (53,312)
 Loss on disposal of assets       -                  (36,492)          (339)         (211,831)
 Income Taxes                     -                     (208)          (100)             (408)
                                 ---------           --------          -----             -----

      Total Other Income
        (Expense)                 (28,237)           (56,650)        (5,564)         (265,551)
                                  --------           --------        -------         ---------

NET LOSS                        $ (56,897)         $(383,792)     $(855,206)     $ (1,992,922)
                                ==========         ===========    ==========     =============
Weighted average loss per
 share                          $   (0.00)         $   (0.02)     $   (0.04)
                                ==========         ===========    ==========


The accompanying notes are an integral part of these consolidated financial statements.


                  ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                       (A Development Stage Company)
          Consolidated Statements of Stockholders  Equity (Deficit)



                                                               Deficit
                                                               Accumulated               Total
                           Common Stock           Additional   During the                Stockholders
                          --------------          Paid-in      Development    Treasury   Equity
                         Shares       Amount      Capital      Stage          Stock      (Deficit)
                         ----------  ----------   --------     -----------    ---------  ----------
Balance,
 February 10, 1986         -          $  -        $ -          $ -            $ -        $     -

Shares  issued to
officers and directors
at $.025 per share         200,000         200        4,800      -              -             5,000

Net loss for the
period ended December
31, 1986                    -           -            -              (160)       -              (160)
                           -------     --------     -------         -----      ------          -----
Balance,
December 31, 1986          200,000         200        4,800         (160)       -             4,840

Shares issued through
public offering at $.25
per share                  400,000         400       99,600      -              -           100,000

Public offering costs        -          -           (20,315)     -              -           (20,315)

Shares issued in
acquisition of wholly-
owned subsidiary           720,000         720       29,280      -              -            30,000

Shares issued through
private placement at
$2.50 per share             10,000          10       24,990      -              -            25,000

Net loss for the year
ended December 31, 1987      -           -            -          (36,112)       -           (36,112)
                            ---         ---          ---         --------      ---          --------
Balance
December 31, 1987        1,330,000       1,330      138,355      (36,272)       -           103,413

Shares issued trough
private placement at
$2.50 per share             30,000          30       74,970      -              -            75,000

Net loss for the year
ended December 31, 1988      -           -            -          (48,075)       -           (48,075)
                         ----------   ---------   ---------      --------   ---------       --------
Balance
December 31, 1988        1,360,000    $  1,360    $ 213,325     $(84,347)       -           130,338

Net loss for the year
ended December 31, 1989      -           -            -         (175,094)       -        (175,094)
                            ---         ---          ---        ---------      ---       ---------
Balance
December 31, 1989        1,360,000    $ 1,360     $ 213,325    $(259,441)     $ -       $ (44,756)


The accompanying notes are an integral part of these consolidated financial statements.


                  ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                       (A Development Stage Company)
   Consolidated Statements of Stockholders  Equity (Deficit) (Continued)



                                                               Deficit
                                                               Accumulated               Total
                              Common Stock        Additional   During the                Stockholders
                         ----------------------   Paid-in      Development    Treasury   Equity
                         Shares       Amount      Capital      Stage          Stock      (Deficit)
                         -----------  ---------  ----------   -------------  ----------  ----------
Balance,
December 31, 1989         1,360,000    $ 1,360    $213,325     $ (259,441)   $  -        $ (44,756)

Expenses paid on behalf
of the Company by
Stockholders                -           -           53,481        -              -          53,481

Shares issued for
services provided by
stockholders at
$.001 per share             170,000        170        (170)       -              -             -

Net loss for the year
December 1990               -           -            -            (8,685)       -           (8,685)
                           --------    --------    --------     ---------      ---         -------
Balance,
December 31, 1990         1,530,000      1,530     266,636      (268,126)       -               40

Net loss for the year
ended December 31, 1991     -           -            -           (41,701)       -          (41,701)
                          ----------   --------   ---------     ---------     ------       --------
Balance
December 31, 1991         1,530,000      1,530     266,636      (309,827)        -         (41,661)

Shares issued for
cash and relief of
debt                        470,000        470      80,370          -            -          80,840

Shares issued for
marketing and
manufacturing rights     14,000,000     14,000     (14,000)         -            -             -

Shares issued for
services performed        2,000,000       2,000     (2,000)         -            -             -

Shares issued through
private placement at
$.25 per share            2,000,000       2,000     453,692         -          (192)       455,500

Net loss for the year
ended December 31, 1992      -            -          -         (387,200)        -         (387,200)
                         -----------   --------    ---------   -----------     --------    --------

Balance
December 31, 1992       20,000,000   $   20,000    $ 784,698   $(697,027)     $  (192)    $ 107,479
                        -----------  ----------    ---------   ----------    ----------   ---------

The accompanying notes are an integral part of these consolidated financial statements.



                  ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                       (A Development Stage Company)
   Consolidated Statements of Stockholders  Equity (Deficit) (Continued)



                                                               Deficit
                                                               Accumulated               Total
                            Common Shares         Additional   During the                Stockholders
                         ----------------------   Paid-in      Development    Treasury   Equity
                        Shares       Amount       Capital      Stage          Stock      (Deficit)
                        -----------  ---------   -----------   -----------  ----------  ------------
Balance,
December 31, 1992        20,000,000    $20,000    $ 784,698    $(697,027)   $ (192)      $   107,479

Shares issued through
private placement at
$.25 per share              -           -            47,808       -            192            48,000
Cancellation of shares
issued for private
placement                (2,000,000)    (2,000)       2,000       -              -          -

Shares through
private placement
at $.50 per share           332,000        332      165,860       -             -            166,192

Capital contributed
by shareholder              -           -            80,826       -             -             80,826

Net loss for the year
December 1993               -           -            -           (855,206)      -           (855,206)
                          -----------  ----------  -----------  ----------  ----------   --------------
Balance,
December 31, 1993        18,332,000     18,332     1,081,192   (1,552,223)      -           (452,709)

Cancellation of
shares                      (57,000)       (57)           57      -             -             -

Capital contributed
by shareholders              -          -            598,565      -             -            598,565

Net loss for the year
ended December 31, 1994      -          -            -           (383,792)      -           (383,792)
                         -----------  -----------  ------------ ----------   ----------   -------------
Balance
December 31, 1994        18,275,000     18,275     1,679,814   (1,936,025)      -           (237,936)

Cancellation of
shares (Note 5)             (80,000)       (80)      (40,900)     -             -            (40,980)

Capital Contributed
by shareholders              -           -            40,665      -             -             40,665

Net loss for the year
ended December 31, 1995      -          -            -            (56,897)      -            (56,897)
                          ----------  ---------  -----------   ----------   ----------    -------------
Balance
December 31, 1995        18,195,000   $ 18,195    $1,679,579  $(1,992,922)   $  -         $ (295,148)
                         =========== ========== ============ =============   ==========   ============


The accompanying notes are an integral part of these financial statements.


                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                      (A Development Stage Company)
                  Consolidated Statements of Cash Flows


                                                                                From Inception
                                                                                  On February 10,
                                                                                1986 to
                                     For the Years Ended December 31,             December 31,
                                1995                 1994         1993            1995
                                -------------       ------------  -----------     -------------
CASH FLOWS FROM OPERATING
ACTIVITIES

Net Loss From Operations        $ (56,897)           $ (383,792)  $ (855,206)     $(1,992,922)

Adjustments to Reconcile
 Net Cash Provided by
 Operating Activities
 Depreciation and amortization      6,322                 1,203        8,045           17,298
 Loss on disposal of assets       -                      36,492          339           36,831
 Changes operating assets
 and liabilities (Increase)
 decrease in receivables          -                    -              50,000        -
 (Increase) decrease in
  inventory                       -                     (36,589)    (202,390)        (341,128)
  employee and shareholder
 advances                         -                       9,176      101,315            9,176
Increase (decrease) in
payables, accrued expenses
and payroll taxes                 (10,905)             (260,697)     472,932          370,321
                                  --------             ---------     -------          --------

Net Cash Used by Operating
Activities                        (61,480)             (634,207)    (424,965)      (1,900,424)
                                ----------            ----------   ----------     ------------


CASH FLOWS FROM INVESTING
ACTIVITIES

Purchase of fixed assets          -                    -             (12,930)         (85,818)
Payment of organization costs     -                    -                -                (110)
Cash from sale of assets          -                         970        1,000            1,970
Cash placed in trust              -                      20,000      (20,000)            -
                                 ---------               ------      --------         --------

Net Cash Used by Investing
Activities                      $ -                  $   20,970   $  (31,930)     $   (83,958)
                                 ---------               ------      --------         --------


The accompanying notes are an integral part of these consolidated financial statements.


                                                                                From Inception
                                                                                  On February 10,
                                                                                1986 to
                                     For the Years Ended December 31,             December 31,
                                1995                 1994         1993            1995
                                ------------         ----------  ------------     ---------------
CASH FLOWS FROM FINANCING
ACTIVITIES

Contribution by stockholders    $   40,665           $ 758,403    $ 128,826       $  996,375
Payment to stockholder            -                    -            -                (13,202)
Sale of common stock              -                    -            166,000          876,185
Cash received from debt
financing                           14,040             -            246,354          364,384
Cash paid on debt financing       -                   (138,391)     (84,285)        (239,360)
                                 ---------            ---------     --------        ---------

Net Cash Provided from
Financing Activities                54,705             620,012      456,895        1,984,382
                                    ------             -------      -------        ---------

NET INCREASE (DECREASE)IN CASH      (6,775)              6,755      -               -

CASH AT BEGINNING OF PERIOD      $   6,775             -            -               -
                                 ---------          ----------    ---------       ----------

CASH AT ENDING OF PERIOD         $ -                 $   6,775    $ -             $ -
                                 ===========        ==========   ===========     ============
SUPPLEMENTAL CASH FLOWS
INFORMATION:
 CASH PAID FOR:
 Interest                        $ -                 $ -          $ -             $ -
 Income taxes                    $ -                 $ -          $ -             $ -

NON CASH FINANCING ACTIVITIES:
 Issuance of stock for relief
  of note payable                $ -                 $ -          $ -             $  40,840
 Capital contributed by
 shareholders                    $ 40,665            $ 598,565    $ -             $ 639,230



The accompanying notes are an integral part of these consolidated financial statements.

                        ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                              (A Development Stage Company)
                     Notes to the Consolidated Financial Statements
                               December 31, 1995 and 1994

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

The financial statements presented are those of Environmental Plasma Arc Technology, Inc. (The Company). The Company was incorporated under the laws of the State of Nevada on February 10, 1986 as Bio-Helix, Inc. The Company was organized for the purpose of searching out and acquiring or participation in a business or business opportunity. On July 13, 1992, the Company s name was changed to Concept Gold, Inc., and on September 30, 1992, the shareholders of the Company voted to change the name to Environmental Plasma Arc Technology, Inc. At such time, the Company resolved to issue stock for an agreement between Nu-Arc Scientific, Inc., Edward Taylor and Carole Taylor, which gave the Company exclusive marketing and manufacturing rights of certain patented air purification systems for internal combustion engines and other applications. The Company is currently in the beginning stages of marketing and manufacturing these purification systems, and no significant revenues have been realized from the sale of these purification system units. Accordingly, the Company is classified as a development stage company as defined in SFAS No. 7.

Consolidation
-------------

The consolidated financial statements are those of Environmental Plasma Arc Technology, Inc. and its wholly owned subsidiary EPAT Marketing Corporation. All intercompany accounts have been eliminated in the consolidation.

Work in Process Inventory
-------------------------

Work in process inventories are stated at the lower of cost or market and consist of the following:

                                     1995          1994
                                     ----          ----
     Materials                       $ 277,915     $277,915
     Labor                              63,213       63,213
                                     ---------     --------
                                      $341,128      $341,128
                                      --------      --------

These costs have been incurred in manufacturing air purification systems for resale. At December 31, 1995 and 1994, the estimated market value was assessed and the cost of the inventory was decreased by a valuation account in the amount of $-0- and #32,467, respectively.


                        ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                              (A Development Stage Company)
               Notes to the Consolidated Financial Statements (Continued)
                               December 31, 1995 and 1994

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization Costs
------------------

The Company amortized its organization costs, which reflect amounts expended to organize the Company, over sixty months using the straight-line method.

Cash
----

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes
------------

No federal taxes have been accrued due to net operating losses in each year presented. The Company has net operating loss carryovers of approximately $1,780,000 which, begin to expire in 2007 through 2000. The minimum state income taxes of $100 have been accrued at December 31, 1995 and 1994, respectively. No tax benefit has been reported in the financial statements for the net operating loss carryforward because of the uncertainty that sufficient future income will be generated to offset the losses. The valuation allowance of the loss carryforwards offset any potential tax benefit.

Reclassifications
-----------------

Certain 1994 items have been reclassified to conform to the 1995 presentation.

Recently issued Accounting Standards
------------------------------------

In March 1995, the Financial Accounting Standards Board issued a new statement
titled  Accounting for Impairment of Long-Lived Assets.   This new standard is
effective for years beginning after December 15, 1995, but was adopted early by the Company. The early adoption of the new standard did not have a material effect on the financial statements.

In October 1995, the Financial Accounting Standards Board issued a new standard titled Accounting for Stock-Based Compensation . This new standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. Although the Company has not performed a detailed analysis of the impact of this new standard on the Company s financial statements, the Company does not believe that adoption of the new standard will have a material effect on the financial statements.


                        ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                              (A Development Stage Company)
               Notes to the Consolidated Financial Statements (Continued)
                               December 31, 1995 and 1994

NOTE 2 - COMMITMENTS AND CONTINGENCIES

The Company was included in a lawsuit as a co-defendant with, Nu-Arc Scientific, Inc. Edward Taylor and Carole Taylor. The litigation concerned the marketing and manufacturing rights of the plasma arc technology, which rights were purchased by the Company. An out of court settlement of cash and stock totaling $23,750 was negotiated on the case. An order dismissing the action was subsequently signed on June 29, 1994.

The Company is involved as a co-defendant in a law suit with Bank One. Bank One instituted a suit against the Company and certain affiliates of the Company seeking to recover certain sums relating to overdrafts in the Company s bank account. On March 18, 1994, the Company and its affiliates entered into a settlement agreement, and on September 19, 1994 the co-defendants took assignments of the bank s claim. The claims were paid by co-defendants and were contributed to additional paid-in capital.

NOTE 3 - RELATED PARTY TRANSACTIONS AND NOTES PAYABLE - SHAREHOLDERS

All of the original shares issued were restricted shares and not to be resold except in compliance with the provisions of Rule 144 promulgated by the Securities and Exchange Commission.

Various shareholders advanced funds to the Company on a short-term basis as needed. The balances owed to the shareholders at December 31, 1995 and 1994 were $241,128 and $224,088, respectively. The notes accrue interest at various rates of 11.25% to 12.0%, are due on demand and are unsecured.

                        ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                              (A Development Stage Company)
               Notes to the Consolidated Financial Statements (Continued)
                               December 31, 1995 and 1994


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                           1995          1994
                                           ----          ----

Automobiles                                $  2,500     $ 2,500
Equipment                                     1,920       1,920
Furniture and fixtures                          497         497
Promotional video                            25,597      25,597
                                             ------      ------
Total                                        30,514      30,514

Less accumulated depreciation                (8,345)     (2,023)
                                             -------     -------

                                            $22,169      $28,491
                                            -------      -------

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Depreciation expense for the years ended December 31, 1995 and 1994 was $6,322 and $1,203, respectively.

NOTE 5 - STOCKHOLDER TRANSACTIONS

On September 25, 1992, stockholders ratified an agreement dated August 10, 1992 to purchase the manufacturing and marketing rights of air purification systems held by Nu-Arc Scientific, Inc., Edward Taylor and Carole Taylor. The agreement provided that 70% of the total issued and outstanding stock would be issued for a private placement, and 10% would be held by the shareholders of Concept Gold, Inc.

In November of 1992, the Company issued 14,000,000 shares for the marketing
and manufacturing rights to the  Plasma Arc Technology.   The value of the
rights was recorded at predecessor cost which was $-0-.

Also in November of 1992, the Company issued 2,000,000 shares to an investor group for services performed, and 2,000,000 shares were issued and kept in treasury for the private placement. 1,808,000 shares were sold for cash of $455,500 with the remaining 192,000 shares remaining in treasury at December 31, 1992. During 1993 the remaining 192,000 shares were sold for cash at $.25 per share.

In June 1993, the board of directors approved the cancellation of 2,000,000 shares issued to Nu-Arc Scientific, Inc.

As mentioned in Note 3, Nu-Arc Scientific, Inc. sold some of its stock in the Company to pay liabilities incurred by the Company, with the remainder being contributed to capital.

During 1993, Edward Taylor and Carole Taylor, major shareholders of the Company, filed for bankruptcy. Their stock was sold at a sheriff s sale to a group of investors and certain shareholders of the Company, thus changing the majority control of the Company. In 1994 some of these shares were used to settle debts of the Company. (See Note 8)

During 1994, the board of directors approved the cancellation of 57,000 shares issued to Nu-Arc Scientific, Inc.

During 1995, 80,000 shares issued to a vendor in lieu of the payment were returned to the Company and were canceled. The corresponding liability was added back to accounts payable.

NOTE 6 - GOING CONCERN

The Company s financial statements prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not yet realized significant revenue from the sale of the purification systems, and must rely on proceeds from stock sales to continue operations. The Company plans to continue to market the systems in order to increase revenues to a level sufficient to support operations. Without realization of additional adequate financing it would be unlikely that the Company will be able to pursue and realize its objectives.

                        ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                              (A Development Stage Company)
               Notes to the Consolidated Financial Statements (Continued)
                               December 31, 1995 and 1994

NOTE 7 - NOTE PAYABLE

Notes payable at December 31, 1995 are as follows:

                                                   1995          1994
                                                   ----          ----
Note payable to an individual, bears interest at
12%, is due on demand and is unsecured.            $2,485        $2,485
                                                   ------        ------

Principal requirements are as follows:

          1996                                     $2,485

NOTE 8 - STOCK SETTLEMENTS

During 1994, the Company negotiated stock settlement agreements with several vendors and creditors of the Company. The board of directors also approved the settlement of several obligations of Nu-Arc Scientific, Inc. and Edward and Carole Taylor, with stock of the Company owned by shareholders of the Company. This was done to alleviate the risk of any future claims being brought against the Company s right to market the technology purchased from Nu-Arc Scientific, Inc. and Edward and Carole Taylor.

Approximately $271,553 of accounts payable and accrued expenses recorded on the books of the Company at December 31, 1993 were satisfied through these settlement agreements.

NOTE 9 - INTANGIBLE ASSETS

In November of 1993, a group of investors and certain shareholders of the Company acquired the patent rights of the Plasma Arc Technology . The group of investors and certain shareholders of the Company contributed the patent to the Company. The value of the patent was recorded at predecessor cost, which was $-0-.

NOTE 10 - SUBSEQUENT EVENTS

The Company issued 6,019,000 shares of common stock during October 1996 to cancel debt owed to related parties in the amount of $200,516. An additional 2,000,000 shares of common stock were issued during October 1996 for services rendered during 1996.