Form 10QSB
period 1995-03-31
ENVIRONMENTAL PLASMA ARC TECHNOLOGY INC
filed 1997-01-07
CIK 790024

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-QSB


                     Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1995
Commission File Number 33-3385

                     ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                     -----------------------------------------
          (Exact name of small business issuer as specified in its charter)

     Nevada                              87-0430816
     ------                              ----------
(State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

                  870 East 9400 South, #203, Sandy, Utah 84094
                  --------------------------------------------
                     (Address of principal executive offices)
                                 (Zip Code)

                              (801) 553-9393
                              --------------
               (Issuer's telephone number including area code)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes             No    [ XX ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      As of March 31, 1995, the Issuer had issued and outstanding an aggregate of 18,275,000 common voting shares, par value $0.001.


                   PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            The unaudited financial statements of Environmental Plasma Arc Technology, Inc. ("the Company") for the quarter ended March 31, 1995 are attached hereto and incorporated by reference.

ITEM 2.     PLAN OF OPERATION.

            The Company had no revenues from operations for its quarter ended March 31, 1995, nor for the corresponding quarter for the period of this report, ended March 31, 1994, nor for the fiscal year ended December 31, 1994.

            The Company owns an exclusive license in certain technology, equipment and devices which employ the principles of Environmental Plasma Arc Technology in emission, exhaust reduction, and purification systems (hereinafter referred to as the "EPAT Technology").

            Since 1992, it has been the intent of the Company to develop a plan to exploit the EPAT Technology as an exclusive licensee. As of the date hereof, the Company's inventory of systems utilizing the EPAT Technology ("EPAT Systems") is limited to two demonstration/test models, one production model to be utilized for beta testing purposes and one commercially viable model which the Company feels is ready for market with a commercial value of approximately $250,000.

            The Company is pursuing and will continue to pursue opportunities to market the EPAT Technology to potential customers as well as to pursue strategic combinations with potential business partners in an attempt to maximize the value of the EPAT Technology and the EPAT Systems.

            Although the Company has several potential sources of capital resources, its liquidity position is not sufficient to allow for substantial growth activity. The Company currently has no employees and is in need of significant capital to enable it to pursue its objective of demonstrating the EPAT Technology to potential customers and to obtain orders for the EPAT Systems and to produce EPAT Systems that the Company will have the necessary capital at the time to produce the same in a timely manner.

            The Company does not intend or expect to purchase or sell any significant equipment or assets, undertake any research and development, or to hire any employees until such time as sufficient capital has been raised to allow the Company to pursue operations.


                        PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            As of March 31, 1995, the Company is not a party to any proceedings or threatened proceedings other than those discussed in its Report on Form 10-KSB for its year ended December 31, 1994, which discussion, pursuant to Rule 12b-23, is incorporated herein by this reference. There have been no material developments in any legal proceedings reported on in the Form 10-KSB for the year ended December 31, 1994, nor are there any new proceedings or threatened proceedings to which the Company is a party or threatened to be made a party.

ITEM 2.     CHANGES IN SECURITIES

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) The following exhibits are attached hereto and incorporated herewith.

Exhibit #        Description
---------        ----------------

15 Incorporated as part of Letter on unaudited interim financial information.

23               Consent of Shelley & Company


            (b) No Reports on 8-K were filed during the quarter ended March 31, 1995.


                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

     DATED this 30th day of December, 1996.



     ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.

     By: /s/ Mitchell T. Godfrey
         _________________________
             Mitchell T. Godfrey
             President









                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
        (Formerly known as Bio-Helix, Inc. and Concept Gold, Inc.)
                       (A Development Stage Company)


                UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1995



                           SHELLEY & COMPANY
                       Certified Public Accountants
                            656 West 7250 South
                            Midvale, Utah 84047
                            Tel (801) 565-1547
                            Fax (801) 565-4709


To the Board of Directors
Environmental Plasma Arc Technology, Inc.
Salt Lake City, Utah

I have compiled the accompanying balance sheet of Environmental Plasma Arc Technology, Inc. (a Nevada Corporation) as of March 31, 1995, and the related statement of income, cash flows, and retained earnings, for the three month period then ended, in accordance with standards established by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

I am not independent with respect to Environmental Arc Plasma Technology, Inc.

/s/ Shelley & Company
---------------------
Shelly & Company
December 5, 1996


                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
         (Formerly know as Bio-Helix, Inc. and Concept Gold, Inc.)
                      (A Developmental Stage Company)
                   UNAUDITED CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                  ------

                                                March 31,        December 31,
                                                 1995              1994
                                              -------------     -------------
CURRENT ASSETS
   Cash in bank                               $          8      $      6,775
   Work in process inventory (Note 1)              341,128           341,128
                                              -------------     -------------
        Total Current Assets                       341,136           347,903
                                              -------------     -------------
PROPERTY AND EQUIPMENT (Note 4)                     28,190            28,491
                                              -------------     -------------
    TOTAL ASSETS                              $    369,326      $    376,394
                                              =============     =============

                   LIABILITIES AND STOCKHOLDERS  EQUITY
                   -------------------------------------

LIABILITIES
   Accounts payable                           $    300,176      $    300,176
   Accrued expenses                                 54,650            54,550
   Taxes payable                                    30,084            33,031
   Note payable -shareholder (Note 5)              231,613           226,573
                                              -------------     -------------
       Total Liabilities                           616,523           614,330
                                              -------------     -------------
STOCKHOLDERS  EQUITY
   Common stock, $.001 par value;
    50,000,000 shares authorized,
    18,275,000 issued and 18,275,000
    Outstanding, respectively                       18,275            18,275
   Additional paid-in capital                    1,679,814         1,679,814
   Deficit accumulated during the
    development stage                           (1,945,286)       (1,936,025)
                                              --------------     -------------
     Total Stockholders  Equity (Deficit)         (247,197)         (237,936)
                                              -------------      -------------
     TOTAL LIABILITIES &
       STOCKHOLDERS  EQUITY                   $    369,326       $   376,394
                                              =============      =============










The accompanying notes are an integral part of these financial statements.
                   See accountants  compilation report.

                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
         (Formerly know as Bio-Helix, Inc. and Concept Gold, Inc.)
                      (A Developmental Stage Company)
              UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                                                             From
                               For the Three Months          Inception on
                                 Ended March 31,             February 10,
                             --------------------------      1986 through
                                1995             1994        March 31, 1995
                             ------------  ------------      --------------
REVENUE                      $   -         $     -           $      50,000
                             ------------  ------------      --------------
EXPENSES
    Accounting                       250         1,500              28,250
    Advertising                                                     14,489
    Amortization expense                                               110
    Automobile expense                             289              13,495
    Bad debt                                                         9,176
    Bank charges                      30            (8)             11,861
    Depreciation                     301         2,012              11,167
    Engineering                                                     38,480
    Filing fees                                                      1,821
    Insurance                                    1,300              91,582
    Legal                          7,500        30,500             327,328
    Marketing                                                       95,000
    Miscellaneous                                                    7,126
    Moving expense                                                   6,472
    Office expense                   672         1,507              73,811
    Penalties                                                       30,602
    Professional services                        3,570             219,463
    Registration expense                         1,093               3,335
    Repairs & maintenance                          740              11,463
    Rent                                         1,739              87,920
    Research and development                                        42,492
    Salary expense                                                 145,395
    Seminars                                                         2,413
    Shipping                                                        39,142
    Taxes and licenses                             208              40,476
    Telephone                        508         2,541             102,828
    Transfer fees                                  700               6,327
    Travel and promotion                         3,596             222,100
    Utilities                                    1,242              11,931
    Inventory valuation                                             32,467
    Losses from litigation                                          29,450
                             ------------  ------------      --------------
       Total Expenses              9,261        52,529           1,757,972
                             ------------  ------------      --------------
OPERATING LOSS                    (9,261)      (52,529)         (1,707,972)
OTHER INCOME (EXPENSE)
    Interest                                    (4,183)            (25,075)
    Loss on disposal of assets                                    (211,831)
    Income taxes                                                      (408)
                             ------------  ------------      --------------
NET LOSS                     $    (9,261)   $  (56,712)      $  (1,945,286)
                             ============  ============      ==============
Weighted average loss
 per share                   $     .000    $    (.003)        $      (.005)
                             ============  ============      ==============
The accompanying notes are an integral part of these financial statements.
                   See accountants  compilation report.


                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
         (Formerly know as Bio-Helix, Inc. and Concept Gold, Inc.)
                      (A Developmental Stage Company)
         UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS  EQUITY


                                                              Deficit
                                                              Accumulated             Total
                             Common Stock         Additional  During the              Stock-
                         ------------------------ Paid-in     Development  Treasury   holders
                          Shares       Amount     Capital     Stage         Stock     Equity
                         ----------- ------------ ----------- ------------ ---------- -----------
Balance, Feb. 10, 1986           -   $    -        $    -     $    -       $    -     $    -

Shares issued to
 officers & directors
 at $.25 per share         200,000          200        4,800       -            -         5,000

Net loss for the period
 ended December 31, 1986     -            -             -            (160)      -          (160)
                         ----------- ------------ ----------- ------------ ---------- -----------
Balance, Dec. 31, 1986     200,000          200        4,800         (160)      -         4,480

Shares issued through
 public offering at $.25
 per share                 400,000          400       99,600       -            -       100,000

Pubic offering costs         -            -          (20,315)      -            -       (20,315)

Share issued in
 acquisition of wholly-
 owned subsidiary          720,000          720       29,280       -            -        30,000

Shares issued through
 private placement          10,000           10       24,990       -            -        25,000

Net loss for the year
 ended Dec. 31, 1987         -            -             -         (36,112)      -       (36,112)
                         ----------  -----------  ----------- ------------ ---------- -----------
Balance, Dec. 31, 1987   1,330,000        1,330      138,355      (36,272)      -       103,413

Shares issued through
 private placement          30,000           30       74,970       -            -        75,000

Net loss for the year
 ended Dec. 31, 1988         -            -             -         (48,075)      -       (48,075)
                         ----------  -----------  ----------- ------------ ---------- -----------
Balance, Dec. 31, 1988   1,360,000        1,360      213,325      (84,347)      -       130,338

Net loss for the year
 ended Dec. 31, 1989         -            -             -        (175,094)      -      (175,094)
                         ----------  -----------  ----------- ------------ ---------- -----------
Balance, Dec. 31, 1989   1,360,000        1,360      213,325     (259,441)      -       (44,756)
                         ----------  -----------  ----------- ------------ ---------- -----------
Balance Feb. 10, 1989    1,360,000        1,360      213,325     (259,441)      -       (47,756)

Expenses paid on behalf
 of the Company by
 stockholders                -            -           53,481       -            -        53,481

Shares issued for
 services rendered by
 stockholders              170,000          170         (170)      -            -          -

Net loss for the year
 ended Dec. 31, 1990     $   -       $    -       $     -     $   (8,685) $     -     $ (8,685)
                         ----------- -----------  ----------- ----------- ----------- -----------
The accompanying notes are an integral part or these financial statements.
                   See accountants  compilation report.

                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
         (Formerly know as Bio-Helix, Inc. and Concept Gold, Inc.)
                      (A Developmental Stage Company)
   UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS  EQUITY(Continued)

                                                              Deficit
                                                              Accumulated             Total
                             Common Stock         Additional  During the              Stock-
                         ------------------------ Paid-in     Development  Treasury   holders
                          Shares       Amount     Capital     Stage         Stock     Equity
                         ----------- ------------ ----------- ------------ ---------- -----------
Balance, Dec.31, 1990     1,530,000        1,530     266,636     (268,126)      -             40

Net Loss for the year
 ended Dec. 31, 1991          -           -             -         (41,701)      -        (41,701)
                         ----------- ------------ ----------- ------------ ---------- -----------
Balance, Dec. 31, 1991    1,530,000        1,530     226,636     (309,827)      -        (41,661)

Shares issued for cash
 and relief of debt         470,000          470      80,370        -           -         80,840

Shares issued for
 marketing rights        14,000,000       14,000     (14,000)       -           -            -

Shares issued for
 services performed       2,000,000        2,000      (2,000)       -           -            -

Shares issued through
 private placement        2,000,000        2,000     453,692        -          (192)     455,500

Net loss for the year
 ended Dec. 31, 1992          -           -             -        (387,200)      -       (387,200)
                         ----------  ------------ ----------- ------------ --------- ------------
Balance, Dec. 31, 1992   20,000,000       20,000     784,698     (697,027)     (192)     107,479

Cancellation of shares
 issued for private
 placement               (2,000,000)      (2,000)      2,000        -           -            -

Shares issued through
 private placement          332,000          332     213,668        -           192      214,192

Capital contribution
 from shareholder             -            -          80,826        -           -         80,826

Net loss for the year
 ended Dec. 31, 1993          -            -            -        (855,206)      -       (855,206)
                         ----------- ------------- ---------- ------------ ---------- -----------
Balance, Dec. 31, 1993   18,332,000       18,332   1,081,192   (1,552,233)      -       (452,709)

Capital contributed by
 Shareholders                 -            -         598,565        -           -        598,565

Cancellation of shares      (57,000)         (57)         57        -           -            -

Net loss for the year
 ended Dec. 31, 1994          -            -            -        (383,792)      -       (383,792)
                         ----------- ------------ ----------- ------------ ---------- -----------
Balance, Dec. 31, 1994   18,275,000       18,275   1,679,814   (1,936,025)      -       (237,936)

Net Loss for the three
 month period ended
  March 31, 1995                -          -             -         (9,261)      -         (9,261)
                         ----------- ------------ ----------- ------------ ---------- -----------

Balance, March 31, 1995  18,275,000  $    18,275  $1,679,814  $(1,945,286) $    -     $ (247,197)
                         =========== ============ =========== =========== =========== ===========

The accompanying notes are an integral part of these financial statements.
                   See accountants  compilation report.

                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
         (Formerly know as Bio-Helix, Inc. and Concept Gold, Inc.)
                      (A Developmental Stage Company)
              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          From
                                            For the Three Months          Inception on
                                              Ended March 31,             February 10,
                                          --------------------------      1986 through
                                             1995             1994        March 31, 1995
                                          ------------  ------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (Net loss) from operations   $    (9,261)  $   (56,712)      $  (1,945,286)

Adjustments to reconcile net cash
 provided by operating activities
  Depreciation                                    301         2,012              11,167
  Amortization                                                                      110
  Loss on disposal of assets                                                     36,831
  (Increase) in advances                                                          9,176
  (Increase) decrease in inventory                                             (341,128)
  Increase (decrease) in accrued expenses      (2,847)                          378,379
                                          ------------  ------------      --------------
    Net cash used by operating activities     (11,807)      (54,700)         (1,850,751)
                                          ------------  ------------      --------------

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                                      (85,818)
  Investments & organizational costs                                               (110)
  Cash from sale of assets                                                        1,970
  Cash applied from trust                                    20,000
                                          ------------  ------------      --------------
    Net cash provided from investing
      Activities                                             20,000             (83,958)
                                          ------------  ------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                                112
  Payment to stockholder                                                        (13,202)
  Sale of common stock - net                                 35,250             876,185
  Contribution by stockholders                                                  955,710
  Cash received from debt financing             5,040        25,155             355,384
  Cash paid on debt financing                               (25,817)           (239,360)
                                          ------------  ------------      --------------
    Net cash provided from financing
       Activities                               5,040        34,700           1,934,717
                                          ------------  ------------      --------------
Net increase (decrease) in cash                (6,767)

Cash at beginning of period               $     6,775
                                          ------------  ------------      --------------
Cash at ending of period                  $         8   $                 $          8
                                          ============ =============      ==============
Supplemental cash flows:
 Cash paid for:
    Interest                              $             $     4,183       $
    Income taxes                          $             $                 $

Noncash financing activities:
 Issuance of stock for relief of debt     $             $                 $      40,840

Capital contributions by shareholders     $             $                 $     598,565






The accompanying notes are an integral part of these financial statements.
                   See accountants s compilation report.

                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
        (Formerly known as Bio-Helix, Inc. and Concept Gold, Inc.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1995

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------
The Company was incorporated as Bio-Helix, Inc. under the laws of the State of Nevada on February 10, 1986 for the purpose of searching out and acquiring or participating in a business or business opportunity. On July 13, 1990, the name was changed to Concept Gold Inc., and on September 30, 1992, the shareholders voted to change the name to Environmental Plasma Arc Technology, Inc. At such time the Company resolved to issue stock for an agreement between Nu Arc Scientific, Inc., Edward Taylor and Carole Taylor, which would give the Company exclusive marketing rights of patented air purification systems for internal combustion systems. The Company is currently in the beginning stages of marketing these purification systems, and no significant revenues have been realized from the sale of the units.

Consolidation
-------------
The consolidated financial statements are those of Environmental Plasma Arc Technologies, Inc. and its wholly owned subsidiary EPAT Marketing Corporation. All Intercompany accounts have been eliminated in the consolidation.

Work in Process Inventory
-------------------------
Work in process inventories are stated at the lower of cost or market and consist of the following:
                                                March 31, 1995
                                                --------------
              Materials                         $      277,915
              Labor                                     63,213
                                                --------------
                                                $      341,128
                                                ==============
These costs have been incurred in the manufacturing process of an air purification system. At December 31, 1993, the estimated market value was assessed and inventory was decreased through a valuation expense account in the amount of $32,467.

Deferred Offering Costs
-----------------------
Deferred offering costs were deducted from additional paid- capital when the offering was completed.

                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
        (Formerly known as Bio-Helix, Inc. and Concept Gold, Inc.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1995

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization Costs
------------------
The Company will amortize its organization costs, which reflect amounts expended to organize the Company, over sixty months on the straight-line method.

Cash
-----
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents for purposes of the statement of cash flows.

Earnings Per Share
------------------
The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period.

Income Taxes
------------
No federal income taxes have been accrued due to net operating loses in each year presented. The Company has net operating loss carryovers of approximately $1,936,000 which begins to expire in 2007.

Effective January 1, 1993, the Company adopted "Statement of Financial Accounting Standard No. 109" accounting for income taxes. No cumulative effect of the change in accounting for income taxes for prior years was necessary and no tax benefit has been reported in the 1993 financial statements for the net operating loss carryforward because of the uncertainty that future income will be generated to offset the losses. The valuation allowance of the loss carryforwards offset any potential tax benefit.

NOTE 2 COMMITMENTS AND CONTINGENCIES

The Company is included in a lawsuit as a co-defendant with, Nu Arc Scientific, Inc. Edward Taylor and Carole Taylor are involved in litigation concerning the marketing and manufacturing rights of the Plasma Arc Technology, which rights were purchased by the Company. An out of court settlement of cash and stock totaling $23,750 was negotiated on this case. An order dismissing the action was subsequently signed on June 29, 1994.

                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
        (Formerly known as Bio-Helix, Inc. and Concept Gold, Inc.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1995

NOTE 2 COMMITMENTS AND CONTINGENCIES (Continued)

The Company is involved as a co-defendant in a law suit with Bank One. Bank One instituted a suit against the Company and certain affiliates of the Company seeking to recover certain sums relating to overdrafts in the Company's bank account. On March 18, 1994, the Company and its affiliates entered into a settlement agreement with Bank One. The Company was unable to meet the terms of the settlement agreement, and on September 19, 1994 the co-defendants took assignments of the bank's claim against the Company and made full settlement in relationship to Bank One's claims.

NOTE 3 TRANSACTIONS WITH RELATED PARTIES

On February 10, 1986, the Company accepted common stock subscriptions from its initial three members of the board of directors for an aggregate purchase price of $5,000 or an average of $0.025 per share.

All of the original shares issued are "restricted" shares and may not be resold except in compliance with the provisions of Rule 144 promulgated by the Securities and Exchange Commission.

Except as disclosed above, no officer, director, organizer or affiliate of the Company presently has any direct or indirect material interest by security holdings, contracts, options or otherwise in the Company, or any asset proposed to be acquired by the Company, or in any purchase, the value of which will be affected by the operations of the Company.

An officer and shareholder of the Company has advanced or paid personally obligations of the Company in the amount of $44,811. These amounts were contributed to the Company during 1990 and will not be repaid.

During 1992 the Company paid various expenses of Nu Arc Scientific, Inc. a related party through common ownership, and a shareholder of the Company. Nu Arc Scientific, Inc. has agreed to set 5% of their stock aside for the purpose of selling and using the proceeds to repay the Company. The balance at March 31, 1995 was $ -0-.

                ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
        (Formerly known as Bio-Helix, Inc. and Concept Gold, Inc.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1995

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 30:

      Automobile                $    2,500
      Equipment                      1,920
      Furniture and fixtures           497
      Promotional video             25,597
                                    ------
           Total                    30,514

Less accumulated depreciation        2,324
                                    ------
                                  $ 28,190
                                  ========
Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets.


NOTE 5 NOTE PAYABLE - SHAREHOLDER

Various shareholders advance funds to the Company on a short term basis as needed. The balance at March 31, 1995 is a short term notes with a stockholders for $ 231,613, with interest at 10% annual.

NOTE 6 STOCKHOLDER TRANSACTIONS

On September 25, 1992, stockholders ratified an agreement dated August 10, 1992, to purchase the manufacturing and marketing rights of air purification systems held by Nu Arc Scientific, Inc., Edward Taylor and Carole Taylor. The agreement provided that 70% of the total issued and outstanding stock would be owned by Nu Arc Scientific, Inc. and the Taylors, 10% would go to an investor group for services, 10% would be issued for a private placement, and 10% would be held by the shareholders of Concept Gold, Inc.

In November 1992, the Company issued 14,000,000 shares for the marketing rights to the "Plasma Arc Technology.. The value of the right was recorded at predecessor cost which was $-0-.

                ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
        (Formerly known as Bio-Helix, Inc. and Concept Gold, Inc.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1995

NOTE 6 STOCKHOLDER TRANSACTIONS (Continued)

Also in November of 1992, the Company issued 2,000,000 shares to an investor group for services performed, and 2,000,000 shares were issued and kept in treasury for the private placement. 1,806,000 shares were sold for cash of $455,500 with the remaining 192,000 shares remaining in treasury at December 31, 1992. During 1993 the remaining 192,000 shares in treasury were sold for cash at $.25 per share.

In June of 1993, the board of directors approved the cancellation of 2,000,000 shares issued to Nu-Arc Scientific, Inc.

In July of 1993, the Company issued 332,000 shares of common stock for cash at $.50 per share.

As mentioned in Note 3, Nu-Arc Scientific, Inc. sold some of its stock in the Company to pay liabilities incurred by the Company, with the remainder being contributed to capital.

During 1993, Edward Taylor and Carole Taylor, major shareholders of the Company, filed for bankruptcy. Their stock was sold at a sheriff's sale to a group of investors and certain shareholder of the Company, thus changing the majority control of the Company. In 1994, some of these shares were used to settle debts of the Company.

During 1994, the board of directors approved the cancellation of 57,000 shares issued to Nu-Arc Scientific, Inc.


NOTE 7 GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the company has not yet realized significant revenue from the sale of the purification systems, and must rely on proceeds from stock sales to continue operations. The Company plans to continue to market the systems in order to increase revenues to a level sufficient to support operations. Without realization of additional adequate financing it would be unlikely for the Company to pursue and realize its objectives.

                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
        (Formerly known as Bio-Helix, Inc. and Concept Gold, Inc.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1995
NOTE 8 STOCK SETTLEMENTS

During 1994, the Company negotiated stock settlement agreements with several vendors and creditors of the Company. The board of directors also approved the settlement of several obligations of Nu-Arc Scientific, Inc. and Edward and Carole Taylor, with stock of the Company owned by shareholders of the Company. This was done to alleviate the risk of any future claims being brought against the Company's right to market the technology purchased from Nu-Arc Scientific, Inc. and Edward and Carole Taylor.

Approximately $271,553 of accounts payable and accrued expenses recorded on the books of the Company at December 31, 1993 were satisfied through these settlement agreements.

NOTE 9 INTANGIBLE ASSETS

In November of 1993, a group of investors and certain shareholders of the Company acquired the patent rights of the Plasma Arc Technology" (See Note 6). The group of investors and certain shareholders of the Company contributed the patent to the Company. The value of the patent was recorded at predecessor cost, which was $ -0-