Form 10QSB
period 1995-06-30
ENVIRONMENTAL PLASMA ARC TECHNOLOGY INC
filed 1997-01-07
CIK 790024

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                                    FORM 10-QSB


                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1995
Commission File Number 33-3385

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

      As of June 30, 1995, the Issuer had issued and outstanding an aggregate of 18,275,000 common voting shares, par value $0.001.


     PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            The unaudited financial statements of Environmental Plasma Arc Technology, Inc. ("the Company") for the quarter ended June 30, 1995 are attached hereto and incorporated by reference.

ITEM 2.     PLAN OF OPERATION.

            The Company had no revenues from operations for its quarter ended June 30, 1995, nor for the corresponding quarter for the period of this report, ended June 30, 1994, nor for the fiscal year ended December 31, 1994.

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


                        PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            As of June 30, 1995, the Company is not a party to any proceedings or threatened proceedings other than those discussed in its Report on Form 10-KSB for its year ended December 31, 1994, which discussion, pursuant to Rule 12b-23, is incorporated herein by this reference. There have been no material developments in any legal proceedings reported on in the Form 10-KSB for the year ended December 31, 1994, nor are there any new proceedings or threatened proceedings to which the Company is a party or threatened to be made a party.

ITEM 2.     CHANGES IN SECURITIES

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.     OTHER INFORMATION

            During the first week of May, 1995, David A. Orischak resigned his positions as President, Treasurer and Director of the Company and Richard W. Patton resigned his positions as Vice President, Secretary and Director of the Company. In connection with these resignations, the Company ceased all operations in Malvern, Pennsylvania, and relocated to its present address. Shortly thereafter, Gary R. Littler was named Vice-President and a Director of the Company and Leslie Libman was named Secretary/Treasurer and a Director of the Company.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) The following exhibits are attached hereto and incorporated herewith.

Exhibit #      Description
---------     ---------------
15 Incorporated as part of Letter on unaudited interim financial information.

23           Consent of Shelley & Company


             (b) No Reports on 8-K were filed during the quarter ended June 30, 1995.


                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

DATED this 30th day of December, 1996.

                         ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.



                         By:/s/ Mitchell T. Godfrey
                            _________________________________________________
                            Mitchell T. Godfrey
                            President









                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
        (Formerly known as Bio-Helix, Inc. and Concept Gold, Inc.)
                       (A Development Stage Company)

                Unaudited Consolidated Financial Statements
                              June 30, 1995



                             SHELLEY & COMPANY
                       Certified Public Accountants
                            656 West 7250 South
                            Midvale, Utah 84047
                            Tel (801) 565-1547
                            Fax (801) 565-4709


To the Board of Directors
Environmental Plasma Arc Technology, Inc.
Salt Lake City, Utah

I have compiled the accompanying balance sheet of Environmental Plasma Arc Technology, Inc. ( a Nevada Corporation) as of June 30, 1995, and the related statement of income, cash flows, and retained earnings, for the six month period then ended, in accordance with standards established by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

I am not independent with respect to Environmental Arc Plasma Technology, Inc.

/s/ Shelley & Company
---------------------
Shelly & Company
December 5, 1996



              ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
         (Formerly know as Bio-Helix, Inc. and Concept Gold, Inc.)
                      (A Developmental Stage Company)
                   UNAUDITED CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                  ------

                                                June 30,         December 31,
                                                 1995              1994
                                              -------------     -------------

CURRENT ASSETS
   Cash in bank                               $                 $      6,775
   Work in process inventory (Note 1)              341,128           341,128
                                              -------------     -------------
        Total Current Assets                       341,128           347,903
                                              -------------     -------------
PROPERTY AND EQUIPMENT (Note 4)                     27,889            28,491
                                              -------------     -------------
    TOTAL ASSETS                              $    369,017      $    376,394
                                              =============     =============

                   LIABILITIES AND STOCKHOLDERS  EQUITY
                   -------------------------------------

LIABILITIES
   Bank overdraft                             $         69      $
   Accounts payable                                300,176           300,176
   Accrued expenses                                 54,650            54,550
   Taxes payable                                    30,084            33,031
   Note payable -shareholder (Note 5)              231,613           226,573
                                              -------------     -------------
       Total Liabilities                           616,592           614,330
                                              -------------     -------------
STOCKHOLDERS  EQUITY
   Common stock, $.001 par value;
    50,000,000 shares authorized,
    18,275,000 issued and 18,275,000
    Outstanding, respectively                       18,275            18,275
   Additional paid-in capital                    1,679,814         1,679,814
   Deficit accumulated during the
    development stage                           (1,945,664)       (1,936,025)
                                              --------------     -------------
     Total Stockholders  Equity (Deficit)         (247,575)         (237,936)
                                              -------------      -------------
     TOTAL LIABILITIES &
       STOCKHOLDERS  EQUITY                   $    369,017       $   376,394
                                              =============      =============









The accompanying notes are an integral part of these financial statements.
                   See accountants  compilation report.

                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
         (Formerly know as Bio-Helix, Inc. and Concept Gold, Inc.)
                      (A Developmental Stage Company)
              UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                  From
                               For the Three Months      For the six Months       Inception on
                                 Ended June 30,              Ended June 30,       February 10,
                             -------------------------- ------------------------  1986 through
                                1995             1994     1995       1994         June 30, 1995
                             ------------  ------------ ----------- ------------  ---------------
REVENUE                      $   -         $     -      $    -      $     -       $       50,000
                             ------------  ------------ ----------- ------------  ---------------
EXPENSES
    Accounting                                   6,936         250        8,436           28,250
    Advertising                                                                           14,489
    Amortization expense                                                                     110
    Automobile expense                              17                      125           13,495
    Bad debt                                                                               9,176
    Bank charges                      76            55         106           47           11,938
    Depreciation                     301         2,012         602        4,024           11,468
    Engineering                                                                           38,480
    Filing fees                                                                            1,821
    Insurance                                   12,999                   14,299           91,582
    Legal                                       31,879       7,500       62,379          327,328
    Marketing                                                                             95,000
    Miscellaneous                                                                          7,126
    Moving expense                                                                         6,472
    Office expense                              19,080         672       20,585           73,811
    Penalties                                                                             30,602
    Professional services                        6,300                    9,870          219,463
    Registration expense                           753                    1,846            3,335
    Repairs & maintenance                          129                    1,049           11,463
    Rent                                         1,590                    3,329           87,920
    Research and development                                                              42,492
    Salary expense                                                                       145,395
    Seminars                                                                               2,413
    Shipping                                                                              39,142
    Taxes and licenses                             392                      600           40,476
    Telephone                                    5,733         508        8,273          102,828
    Transfer fees                                1,536                    2,236            6,327
    Travel and promotion                         3,204                    6,799          222,100
    Utilities                                      972                    2,218           11,931
    Inventory valuation                                                                   32,467
    Loss from litigation                                                                  29,450
                             ------------  ------------ ----------- ------------  ---------------
       Total Expenses                377        93,587       9,638      146,115        1,758,350
                             ------------  ------------ ----------- ------------  ---------------
OPERATING LOSS                      (377)      (93,587)     (9,638)    (146,115)      (1,708,350)

OTHER INCOME (EXPENSE)
    Interest                                    (1,387)                  (5,570)         (25,075)
    Loss on disposal of assets                                                          (211,831)
    Income taxes                                                                            (408)
                             ------------  ------------ -----------  -----------  ---------------
NET LOSS                     $      (377)   $ (94,974) $   (9,638)  $ (151,685)  $    (1,945,663)
                             ============  ============ =========== ============ ================
Weighted average loss
 per share                   $     (.000)    $  (.006) $    (.001)  $    (.008) $         (.004)
                             ============  ============ =========== ============ ================

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

CAPTION>
                                                              Deficit
                                                              Accumulated             Total
                             Common Stock         Additional  During the              Stock-
                         ------------------------ Paid-in     Development  Treasury   Holder s
                          Shares       Amount     Capital     Stage         Stock     Equity
                         ----------- ------------ ----------- ------------ ---------- -----------
Balance, Dec.31, 1990     1,530,000        1,530     266,636     (268,126)      -             40

Net Loss for the year
 ended Dec. 31, 1991          -           -             -         (41,701)      -        (41,701)
                         ----------- ------------ ----------- ------------ ---------- -----------
Balance, Dec. 31, 1991    1,530,000        1,530     226,636     (309,827)      -        (41,661)

Shares issued for cash
 and relief of debt         470,000          470      80,370        -           -         80,840

Shares issued for
 marketing rights        14,000,000       14,000     (14,000)       -           -            -

Shares issued for
 services performed       2,000,000        2,000      (2,000)       -           -            -

Shares issued through
 private placement        2,000,000        2,000     453,692        -          (192)     455,500

Net loss for the year
 ended Dec. 31, 1992          -           -             -        (387,200)      -       (387,200)
                         ----------  ------------ ----------- ------------ --------- ------------
Balance, Dec. 31, 1992   20,000,000       20,000     784,698     (697,027)     (192)     107,479

Cancellation of shares
 issued for private
 placement               (2,000,000)      (2,000)      2,000        -           -            -

Shares issued through
 private placement          332,000          332     213,668        -           192      214,192

Capital contribution
 from shareholder             -            -          80,826        -           -         80,826

Net loss for the year
 ended Dec. 31, 1993          -            -            -        (855,206)      -       (855,206)
                         ----------- ------------- ---------- ------------ ---------- -----------
Balance, Dec. 31, 1993   18,332,000       18,332   1,081,192   (1,552,233)      -       (452,709)

Capital contributed by
 Shareholders                 -            -         598,565        -           -        598,565

Cancellation of shares       57,000           57        -           -           -            -

Net loss for the year
 ended Dec. 31, 1994          -            -            -       (383,792)       -       (383,792)
                        ------------- ------------ ----------- ----------  --------- ------------
Balance, Dec. 31, 1994   18,275,000       18,275   1,679,814   (1,936,025)      -       (237,936)

Net loss for the six
 month period ended
 June 30, 1995                  -            -          -          (9,639)     -          (9,639)
                         ----------- ------------ ----------- ------------ ---------- -----------

Balance, June 30, 1995   18,275,000  $    18,275  $1,679,814  $ 1,945,664  $    -     $ (247,575)
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

<CAPTION                                                                          From
                             For the Three Months Ended  For the Six Months Ended Inception on
                                       June 30,              June 30,             February 10,
                             -------------------------- ------------------------  1986 through
                                1995             1994     1995       1994         June 30, 1995
                             ------------  ------------ ----------- ------------  ---------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net income (Net loss)
  from operations            $     (378)    $  (94,974)  $  (9,639) $  (151,685)   $  (1,945,664)

Adjustments to reconcile net
 cash provided by operating
 activities
  Depreciation                      301          2,012         602        4,024           11,468
  Amortization                                                                               110
  Loss on disposal of assets                                                              36,831
  (Decrease) in receivables
  (Increase) in advances                                                                   9,176
  (Increase)decrease inventory                   4,391                    4,391         (341,128)
  Increase (decrease) in
     accrued expenses                         (155,861)     (2,847)    (155,861)         378,379
                             ------------  ------------ ----------- ------------  ---------------
    Net cash used by
      Operating activities          (77)      (244,432)    (11,884)    (299,131)      (1,850,828)
                             ------------  ------------ ----------- ------------  ---------------
CASH FLOW FROM INVESTING
ACTIVITIES
  Purchase of fixed assets                                                               (85,818)
  Investments & organizational
     costs                                                                                  (110)
  Cash from sale of assets                                                                 1,970
  Cash applied from trust                       20,000                   20,000
                             ------------  ------------ ----------- ------------- ---------------
    Net cash provided from
     investing Activities                                                                (83,958)
                             ------------  ------------ ----------- ------------- ---------------
CASH FLOWS FROM FINANCING
ACTIVITIES
  Bank overdraft                     69          (120)          69          (8)               69
  Payment to stockholder                                                                 (13,202)
  Sale of common stock - net                  236,192                  271,442           876,185
  Contribution by stockholders                                                           955,710
  Cash received from debt
       financing                               65,939        5,040      91,094           355,384
  Cash paid on debt financing                 (53,798)                 (79,616)         (239,360)
                             ------------  ------------ -----------  -----------  ---------------
    Net cash provided from
     financing Activities            69                      5,109     282,912         1,934,786
                             ------------  ------------  ----------  ----------- ----------------
Net increase (decrease)
    in cash                          (8)                    (6,775)

Cash at beginning of period  $        8                      6,775
                             ------------  ------------  ----------  -----------  ---------------
-Cash at ending of period    $             $    3,781    $           $    3,781    $
                             ============ =============  ==========  ===========   =============
Supplemental cash flows:
 Cash paid for:
    Interest                 $             $             $           $             $
    Income taxes             $             $             $           $             $

Noncash financing activities:
 Issuance of stock for
  Relief of debt             $             $             $           $             $     40,840

Capital contributions by
 shareholders                $             $   231,192   $           $  231,192    $    598,565


The accompanying notes are an integral part of these financial statements.
                   See accountants  compilation report.


                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
        (Formerly known as Bio-Helix, Inc. and Concept Gold, Inc.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1995

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------
The Company was incorporated as Bio-Helix, Inc. under the laws of the State of Nevada on February 10, 1986 for the purpose of searching out and acquiring or participating in a business or business opportunity. On July 13, 1990, the name was changed to Concept Gold Inc., and on September 30, 1992, the shareholders voted to change the name to Environmental Plasma Arc Technology, Inc. At such time the Company resolved to issue stock for an agreement between Nu Arc Scientific, Inc., Edward Taylor and Carole Taylor, which would give the Company exclusive marketing rights of patented air purification systems for internal combustion systems. The Company is currently in the beginning stages of marketing these purification systems, and no significant revenues have been realized from the sale of the units. Accordingly the Company is classified as a development stage company as defined in SFAS No. 7.

Consolidation
-------------
The consolidated financial statements are those of Environmental Plasma Arc Technologies, Inc. and its wholly owned subsidiary EPAT Marketing Corporation. All Intercompany accounts have been eliminated in the consolidation.

Work in Process Inventory
-------------------------
Work in process inventories are stated at the lower of cost or market and consist of the following:
                                                June 30, 1995
                                                --------------
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

                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
        (Formerly known as Bio-Helix, Inc. and Concept Gold, Inc.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1995

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

Income Taxes
------------
No federal income taxes have been accrued due to net operating loses in each year presented. The Company has net operating loss carryovers of approximately $1,945,000 which begins to expire in 2007.

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

                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
        (Formerly known as Bio-Helix, Inc. and Concept Gold, Inc.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1995

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

During 1992 the Company paid various expenses of Nu Arc Scientific, Inc. a related party through common ownership, and a shareholder of the Company. Nu Arc Scientific, Inc. has agreed to set 5% of their stock aside for the purpose of selling and using the proceeds to repay the Company. The balance at September 30, 1994 was $ -0-.


                ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
        (Formerly known as Bio-Helix, Inc. and Concept Gold, Inc.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1995

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30:

      Automobile                $    2,500
      Equipment                      1,920
      Furniture and fixtures           497
      Promotional video             25,597
                                    ------
           Total                    30,514

Less accumulated depreciation        2,625
                                    ------
                                  $ 27,889
                                  ========

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets.

NOTE 5 NOTE PAYABLE - SHAREHOLDER

Various shareholders advance funds to the Company on a short term basis as needed. The balance at June 30, 1995 is a short term notes with stockholders for $ 231,613, with interest at 10% annual.

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

                ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
        (Formerly known as Bio-Helix, Inc. and Concept Gold, Inc.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1995

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

During 1994, the board of directors approved the cancellation of 57,000 share issued to Nu-Arc Scientific, Inc.

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


                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
        (Formerly known as Bio-Helix, Inc. and Concept Gold, Inc.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1995
NOTE 8 STOCK SETTLEMENTS

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