Form 10QSB
period 1995-09-30
ENVIRONMENTAL PLASMA ARC TECHNOLOGY INC
filed 1997-01-07
CIK 790024

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-QSB


                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995
Commission File Number 33-3385

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

     As of September 30, 1995, the Issuer had issued and outstanding an aggregate of 18,275,000 common voting shares, par value $0.001.


                        PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            The unaudited financial statements of Environmental Plasma Arc Technology, Inc. ("the Company") for the quarter ended September 30, 1995 are attached hereto and incorporated by reference.

ITEM 2.     PLAN OF OPERATION.

            The Company had no revenues from operations for its quarter ended September 30, 1995, nor for the corresponding quarter for the period of this report, ended September 30, 1994, nor for the fiscal year ended December 31, 1994.

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

            Although the Company has several potential sources of capital resources, its liquidity position is not sufficient to allow for substantial growth activity. The Company currently has no employees and is in need of significant capital to enable it to pursue its objective of demonstrating the EPAT Technology to potential customers and to obtain orders for the EPAT Systems and to produce EPAT Systems in a timely manner.

            The Company does not intend or expect to purchase or sell any significant equipment or assets, undertake any research and development, or to hire any employees until such time as sufficient capital has been raised to allow the Company to pursue operations.

                       PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            As of September 30, 1995, the Company is not a party to any proceedings or threatened proceedings other than those discussed in its Report on Form 10-KSB for its year ended December 31, 1994, which discussion, pursuant to Rule 12b-23, is incorporated herein by this reference. There have been no material developments in any legal proceedings reported on in the Form 10-KSB for the year ended December 31, 1994, nor are there any new proceedings or threatened proceedings to which the Company is a party or threatened to be made a party.

ITEM 2.     CHANGES IN SECURITIES

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

           (a) The following exhibits are attached hereto and incorporated herewith.

Exhibit #          Description
-----------        --------------
15                 Incorporated as part of Letter on unaudited interim
                     financial  information.

23                 Consent of Shelley & Company

                   (b)    No Reports on 8-K were filed during the quarter
                       ended  September 30, 1995.

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

                            September 30, 1995

                             SHELLEY & COMPANY
                       Certified Public Accountants
                            656 West 7250 South
                            Midvale, Utah 84047
                            Tel (801) 565-1547
                            Fax (801) 565-4709


To the Board of Directors
Environmental Plasma Arc Technology, Inc.
Salt Lake City, Utah

I have compiled the accompanying balance sheet of Environmental Plasma Arc Technology, Inc. (a Nevada Corporation) as of September 30, 1995, and the related statement of income, cash flows, and retained earnings, for the nine month period then ended, in accordance with standards established by the American Institute of Certified Public Accountants.

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

                                  ASSETS
                                  ------

                                             September 30,       December 31,
                                                 1995              1994
                                              -------------     -------------

CURRENT ASSETS
   Cash in bank                               $                 $      6,775
   Work in process inventory (Note 1)              341,128           341,128
                                              -------------     -------------
        Total Current Assets                       341,128           347,903
                                              -------------     -------------
PROPERTY AND EQUIPMENT (Note 4)                     27,589            28,491
                                              -------------     -------------
    TOTAL ASSETS                              $    368,717      $    376,394
                                              =============     =============

                   LIABILITIES AND STOCKHOLDERS  EQUITY
                   -------------------------------------

LIABILITIES
   Bank overdraft                             $         69      $
   Accounts payable                                300,176           300,176
   Accrued expenses                                 54,650            54,550
   Taxes payable                                    30,084            33,031
   Note payable -shareholder (Note 5)              237,614           226,573
                                              -------------     -------------
       Total Liabilities                           622,593           614,330
                                              -------------     -------------
STOCKHOLDERS  EQUITY
   Common stock, $.001 par value;
    50,000,000 shares authorized,
    18,275,000 issued and 18,275,000
    Outstanding, respectively                       18,275            18,275
   Additional paid-in capital                    1,679,814         1,679,814
   Deficit accumulated during the
    development stage                           (1,951,965)       (1,936,025)
                                              --------------     -------------
     Total Stockholders  Equity (Deficit)         (253,876)         (237,936)
                                              -------------      -------------
     TOTAL LIABILITIES &
       STOCKHOLDERS  EQUITY                   $    368,717       $   376,394
                                              =============      =============









The accompanying notes are an integral part of these financial statements.
                   See accountants  compilation report.

                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
         (Formerly know as Bio-Helix, Inc. and Concept Gold, Inc.)
                      (A Developmental Stage Company)
              UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                  From
                          For the Three Months Ended    For the Nine Months Ended Inception on
                              Ended September 30,         September  30,          February 10,
                           --------------------------   ------------------------  1986 through
                                1995           1994       1995       1994         Sept. 30, 1995
                             ------------  ------------ ----------- ------------  ---------------
REVENUE                      $   -         $     -      $    -      $     -       $       50,000
                             ------------  ------------ ----------- ------------  ---------------
EXPENSES
    Accounting                     2,000         6,936       2,250        8,436           30,250
    Advertising                                                                           14,489
    Amortization expense                                                                     110
    Automobile expense                              17                      125           13,495
    Bad debt                                                                               9,176
    Bank charges                                    55         106           47           11,937
    Depreciation                     300         2,012         902        4,024           11,768
    Engineering                                                                           38,480
    Filing fees                                                                            1,821
    Insurance                                   12,999                   14,299           91,582
    Legal                          4,000        31,879      11,500       62,379          331,328
    Marketing                                                                             95,000
    Miscellaneous                                                                          7,126
    Moving expense                                                                         6,472
    Office expense                     2        19,080         674       20,585           73,813
    Penalties                                                                             30,602
    Professional services                        6,300                    9,870          219,436
    Registration expense                           753                    1,846            3,335
    Repairs & maintenance                          129                    1,049           11,463
    Rent                                         1,590                    3,329           87,920
    Research and development                                                              42,492
    Salary expense                                                                       145,395
    Seminars                                                                               2,413
    Shipping                                                                              39,142
    Taxes and licenses                             392                      600           40,476
    Telephone                                    5,733         508        8,273          102,828
    Transfer fees                                1,536                    2,236            6,327
    Travel and promotion                         3,204                    6,799          222,100
    Utilities                                      972                    2,218           11,931
    Inventory valuation                                                                   32,467
    Losses from litigation                                                                29,450
                             ------------  ------------ ----------- ------------  ---------------
       Total Expenses              6,302        93,587      15,940      146,115        1,764,651
                             ------------  ------------ ----------- ------------  ---------------
OPERATING LOSS                    (6,302)      (93,587)    (15,940)    (146,115)      (1,714,651)

OTHER INCOME (EXPENSE)
    Interest                                                                             (25,075)
    Loss on disposal of assets                                                          (211,831)
    Income taxes                                                                            (408)
                             ------------  ------------ -----------  -----------  ---------------
NET LOSS                     $    (6,302)  $   (93,587) $  (15,940)  $ (146,115)  $   (1,951,965)
                             ============  ============ =========== ============  ===============
Weighted average loss
 per share                   $      .000    $     .006  $     .000   $     .000  $          .004
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


                                                              Deficit
                                                              Accumulated             Total
                             Common Stock         Additional  During the              Stock-
                         ------------------------ Paid-in     Development  Treasury   Holder s
                          Shares       Amount     Capital     Stage         Stock     Equity
                         ----------- ------------ ----------- ------------ ---------- -----------
Balance, Feb. 10, 1986           -   $    -        $    -     $    -       $    -     $    -

Shares issued to
 officers & directors
 at $.25 per share         200,000          200        4,800       -            -         5,000

Net loss for the period
 ended December 31, 1986     -            -             -            (160)      -          (160)
                         ----------- ------------ ----------- ------------ ---------- -----------
Balance, Dec. 31, 1986     200,000          200        4,800         (160)      -         4,480

Shares issued through
 public offering at $.25
 per share                 400,000          400       99,600       -            -       100,000

Pubic offering costs         -            -          (20,315)      -            -       (20,315)

Share issued in
 acquisition of wholly-
 owned subsidiary          720,000          720       29,280       -            -        30,000

Shares issued through
 private placement          10,000           10       24,990       -            -        25,000

Net loss for the year
 ended Dec. 31, 1987         -            -             -         (36,112)      -       (36,112)
                         ----------  -----------  ----------- ------------ ---------- -----------
Balance, Dec. 31, 1987   1,330,000        1,330      138,355      (36,272)      -       103,413

Shares issued through
 private placement          30,000           30       74,970       -            -        75,000

Net loss for the year
 ended Dec. 31, 1988         -            -             -         (48,075)      -       (48,075)
                         ----------  -----------  ----------- ------------ ---------- -----------
Balance, Dec. 31, 1988   1,360,000        1,360      213,325      (84,347)      -       130,338

Net loss for the year
 ended Dec. 31, 1989         -            -             -        (175,094)      -      (175,094)
                         ----------  -----------  ----------- ------------ ---------- -----------
Balance, Dec. 31, 1989   1,360,000        1,360      213,325     (259,441)      -       (44,756)
                         ----------  -----------  ----------- ------------ ---------- -----------
Balance Feb. 10, 1989    1,360,000        1,360      213,325     (259,441)      -       (47,756)

Expenses paid on behalf
 of the Company by
 stockholders                -            -           53,481       -            -        53,481

Shares issued for
 services rendered by
 stockholders              170,000          170         (170)      -            -          -

Net loss for the year
 ended Dec. 31, 1990         -       $    -       $     -     $   (8,685) $     -     $ (8,685)
                         ----------- -----------  ----------- ----------- ----------- -----------
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


                                                              Deficit
                                                              Accumulated             Total
                             Common Stock         Additional  During the              Stock-
                         ------------------------ Paid-in     Development  Treasury   Holder s
                          Shares       Amount     Capital     Stage         Stock     Equity
                         ----------- ------------ ----------- ------------ ---------- -----------
Balance, Dec. 31, 1994   18,275,000       18,275    1,679,814   1,936,025       -       (237,936)

Net Loss for the nine
 month period ended
  Sept. 30, 1995                  -          -                    (15,940)      -        (15,940)
                         ----------- ------------ ----------- ------------ ---------- -----------
Balance, Sept .30, 1995  18,275,000   $  18,275   $ 1,679,814 $ 1,951,965  $    -     $ (253,876)
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

<CAPTION                                                                          From
                             For the Three Months Ended For the Nine Months Ended Inception on
                                   September 30,           September 30,          February 10,
                             -------------------------- ------------------------  1986 through
                                1995             1994     1995       1994         Sept. 30, 1995
                             ------------  ------------ ----------- ------------  ---------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net income (Net loss)
  from operations            $    (6,302)    $ (94,974)  $ (15,940) $ (151,685)  $   (1,951,965)

Adjustments to reconcile net
 cash provided by operating
 activities
  Depreciation                       300         2,012         902       4,024            11,768
  Amortization                                                                               110
  Loss on disposal of assets                                                              36,831
  (Decrease) in receivables
  (Increase) in advances                                                                   9,176
  (Increase) decrease-inventory                  4,391                   4,391          (341,128)
  Increase (decrease) in
     accrued expenses                         (155,861)     (2,847)   (155,861)          378,379
                             ------------  ------------ ----------- ------------  ---------------
    Net cash used by
      Operating activities        (6,002)     (244,432)    (17,885)   (299,131)       (1,856,829)
                             ------------  ------------ ----------- ------------  ---------------
CASH FLOW FROM INVESTING
ACTIVITIES
  Purchase of fixed assets                                                               (85,818)
  Investments & organizational
     costs                                                                                  (110)
  Cash from sale of assets                                                                 1,870
  Cash applied from trust                      20,000                   20,000
                             ------------  ------------ ----------- ------------  ---------------
    Net cash provided from
     investing Activities                      20,000                   20,000
                             ------------  ------------ ----------- ------------- ---------------
CASH FLOWS FROM FINANCING
ACTIVITIES
  Bank overdraft                                 (120)          69          (8)               69
  Payment to stockholder                                                                 (13,202)
  Sale of common stock - net                  236,192                  271,442           876,185
  Contribution by stockholders                                                           955,710
  Cash received from debt
       financing                  6,002        65,939       11,041      91,094           361,385
  Cash paid on debt financing                 (53,798)                 (76,616)         (239,360)
                             ------------  ------------ -----------  -----------  ---------------
    Net cash provided from
     financing Activities         6,002       248,213       11,110     282,912         1,940,787
                             ------------  ------------  ----------  ----------- ----------------
Net increase (decrease)
    in cash                                     3,781       (6,775)      3,781

Cash at beginning of period  $                               6,775
                             ------------  ------------  ----------  -----------  ---------------
Cash at ending of period     $             $    3,781    $           $   3,781     $
                             ============ =============  ==========  ===========   =============
Supplemental cash flows:
 Cash paid for:
    Interest                 $             $             $           $             $
    Income taxes             $             $             $           $             $
Noncash financing activities:
 Issuance of stock for
  Relief of debt             $             $             $           $             $     40,840

Capital contributions by
 shareholders                $             $             $           $             $    598,565


The accompanying notes are an integral part of these financial statements.
                   See accountants  compilation report.




                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
        (Formerly known as Bio-Helix, Inc. and Concept Gold, Inc.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1995

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

Work in Process Inventory
-------------------------
Work in process inventories are stated at the lower of cost or market and consist of the following:
                                                September 30, 1995
                                                ------------------
              Materials                         $          277,915
              Labor                                         63,213
                                                ------------------
                                                $          341,128
                                                ==================

These costs have been incurred in the manufacturing process of an air purification system. At December 31, 1993, the estimated market value was assessed and inventory was decreased through a valuation expense account in the amount of $32,467.

Deferred Offering Costs
-----------------------
Deferred offering costs were deducted from additional paid- capital when the offering was completed.

                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
        (Formerly known as Bio-Helix, Inc. and Concept Gold, Inc.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1995

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

Income Taxes
------------
No federal income taxes have been accrued due to net operating loses in each year presented. The Company has net operating loss carryovers of approximately $1,952,000 which begins to expire in 2007.

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


                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
        (Formerly known as Bio-Helix, Inc. and Concept Gold, Inc.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1995

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

                ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
        (Formerly known as Bio-Helix, Inc. and Concept Gold, Inc.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1995

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30:

      Automobile                $    2,500
      Equipment                      1,920
      Furniture and fixtures           497
      Promotional video             25,597
                                    ------
           Total                    30,514

Less accumulated depreciation        2,925
                                    ------
                                  $ 27,589
                                  ========
Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets.

NOTE 5 NOTE PAYABLE - SHAREHOLDER

Various shareholders advance funds to the Company on a short term basis as needed. The balance at September 30, 1995 is a short term notes with a stockholders fir $237,614 with interest at 10% annual.

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


                ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
        (Formerly known as Bio-Helix, Inc. and Concept Gold, Inc.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1995

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

                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
        (Formerly known as Bio-Helix, Inc. and Concept Gold, Inc.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1995

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