Form 10KSB
period 1995-12-31
ENVIRONMENTAL PLASMA ARC TECHNOLOGY INC
filed 1997-01-08
CIK 790024

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB


[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1995

                                      OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number 33-3385LA

                   ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
            ---------------------------------------------------
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     Nevada                                87-0430816
     ------                                ----------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

870 East 9400 South, #203, Sandy, Utah     84094
--------------------------------------     -----
(Address of principal executive offices)   (Zip code)

Issuer's telephone number, including area code:  (801) 553-9393
                                                 --------------
Securities registered pursuant to Section 12(b) of the Act:  None.
                                                          ----------
Securities registered pursuant to Section 12(g) of the Act:  None.
                                                         -----------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes         No [  X ]

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 18,275,000 shares of Common Stock outstanding on January 31, 1996.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format (check one):  Yes      No [ X ]

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

            The officers of the Company as of December 31, 1995 were: Mitchell
T. Godfrey, President and Director; Gary R. Littler, Vice President and Director; and Leslie Z. Libman, Secretary/Treasurer and Director.

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


            (b)     Business of the Company.

             Development of the EPAT Technology and Products
              ----------------------------------------------
             As of December 31, 1995, the Company operated primarily as a research and development company working to identify applications and develop products for the EPAT Technology. The EPAT Technology is an electro-mechanical system that the Company believes is capable of reducing air pollutants from commercial and industrial facility discharge systems by means of an electrical field. The process uses "non-thermal plasmas" generated by electric arcs and coronas that energize air stream molecules and remove pollutants by causing them to undergo molecular changes. The Company believes that the applications of this process have the potential to be used by oil refineries, steel production plants, public utility power plants, co-generation facilities, chemical producers, commercial printers, waste disposal facilities, incinerators and other discharge facilities.

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

            Marketing Strategy
           --------------------
            The Company's short-term marketing strategy is to install a test/demonstration unit at a host facility, which would agree to purchase a system from the Company at such time as the unit demonstrates its effectiveness. It is intended that a complete set of third party tests will be conducted at this site to evaluate the capabilities and effectiveness of the EPAT Technology. Other opportunities will be sought to install units for other applications that are compatible with the current stage of development of the EPAT Technology in an attempt to attain technical credibility for the systems. Assuming the EPAT Technology is demonstrated to be successful in effectively removing and reducing air pollutants, of which there can be no assurance, it is anticipated that the devices using the EPAT Technology will be manufactured in various sizes, and would be capable of removing and reducing emissions of a wide range of pollutants and compounds and of providing either primary or secondary air stream treatment.

            Competition
           -------------
            If the Company is able to develop a product using the EPAT Technology that is demonstrated to be effective in removing or reducing air pollutants, the Company believes that the EPAT Technology can compete effectively with other technologies that are currently used to control emissions of air pollutants, including, for example, scrubbers, electrostatic precipitators, catalytic converters, carbon absorption systems, filtration devices, thermal incinerators and other methods of controlling such emissions. If a system using the EPAT Technology is successfully developed, of which there can be no assurance, the Company believes that such system will compete favorably in a number of areas. The Company's system is intended to reduce multiple pollutants in a single process, while most currently existing systems are effective in reducing only one pollutant in the air stream and require by-product removal and clean-up. The Company believes that its system will most likely compete favorably in the area of initial cost, the costs of continued maintenance and effectiveness. The Company faces substantial competition, however, from conventional environmental control methods and may compete with companies that have more extensive research, marketing and manufacturing capabilities and significantly greater financial, technical and personnel resources than the Company.

            Patent and Patent Applications
           --------------------------------
            The Company has been issued a patent relating to the EPAT Technology from the United States Patent and Trademark Office and has filed patent applications in several foreign jurisdictions. The Company may seek additional patents with respect to the EPAT Technology in the United States and internationally.

            Research and Development
           --------------------------
            As described above, virtually all of the Company's operations have consisted primarily of research and development activities with respect to the EPAT Technology.

            Employees
           -----------
            As of December 31, 1995, the Company did not employ any full time employees.

Item 2.     PROPERTIES.

            As of December 31, 1995, the Company did not own any real property.

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

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            No matter was submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 1995.

                                   Part II

Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

            During the period covered by this Form 10-KSB report, there has been no public market for the Company's Common Stock. The Company's Common Stock, par value $.001 per share, is the only class of securities of the Company that is authorized, issued and outstanding. As of January 31, 1996 there were 18,275,000 shares issued and outstanding, held by approximately 616 stockholders of record.

            The Company has never paid any dividends on its outstanding shares of Common Stock, and no dividends are contemplated to be paid in the foreseeable future.

Item 6.     PLAN OF OPERATION.

            The Company had no revenues from operations for the fiscal year ended December 31, 1995.

            The Company owns an exclusive license in the EPAT Technology. Since 1992, it has been the intent of the Company to develop a plan to exploit the EPAT Technology as an exclusive licensee. As of the date hereof, the Company s inventory of systems utilizing the EPAT Technology ( EPAT Systems ) is limited to two demonstration/test models, one production model to be utilized for beta testing purposes and one commercially viable model which the Company feels is ready for market with a commercial value of approximately $250,000.

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

Item 7.     FINANCIAL STATEMENTS.

            The consolidated audited financial statements of the Company for the fiscal year ended December 31, 1995 are attached hereto and incorporated herein by reference.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

                                   Part III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

            (a)     Directors and Executive Officers.

            The following table sets forth as of December 31, 1995 certain information regarding the executive officers and directors of the Company.

Name                   Age            Position
----                   ---            --------

Mitchell T. Godfrey    50            President, Director

Gary R. Littler        55            Vice President, Director

Leslie Z. Libman       54            Secretary/Treasurer, Director

            Mitchell T. Godfrey has served as a director of the Company since September 1992. Since 1987, Mr. Godfrey has held the following positions: from 1987 through 1988 Mr. Godfrey was President of Rocky Mountain Collection; from June 1988 through the present he has been the Vice-President of Tax Planning Inc.; from November 1991 until present date he has served as President of Tirex Inc.; and, for the past ten years through the present date he has served as co-owner of M & M Development, Inc. In the foregoing positions, Mr. Godfrey's areas of responsibilities have been in an administrative capacity and in such areas as employee relations, sales and marketing.

            Gary R. Littler was Executive Vice President of Advanced Biotherapy Concepts, Inc., a public biomedical company engaged in imino-deficiency disease research. He received his Bachelor of Science degree form the University of Florida in 1968. Form 1968 to 1975 he was a Senior Technical Representative and Territorial Manager for Photo Products Department of E.I. Dupont de Nemours & Co., Inc. In 1975 he formed Littler, Ltd., a California corporation that structured and funded feature length motion pictures through tax shelter investment packages. From 1975 to 1979 Mr. Littler acted as an investment consultant, advising start up businesses and businesses seeking acquisitions. In 1979 he became associated with Mountain High Properties, Inc. of Dallas, Texas, in the development and marketing of resort condominiums. He has held the position of Director of Marketing and Franchise sales for an established ice cream processing company, and has worked as an investment consultant for RJP Investments, Inc., an investment marketing company located in San Juan Capistrano, California.

            Leslie Z. Libman is a graduate of the University of Miami with a Bachelor s degree in Business Administration and the University of Miami School of Law with the degree of Juris Doctorate. He has been a member of the Florida Bar since 1966. He has practiced law in the fields of franchising and licensing, corporate law and contracts, international commercial transactions and litigation, both civil and criminal, as well as a period of service as Assistant City Attorney for the City of Miami Beach, Florida, as a prosecutor and appellate attorney. He was the co-founder, developer and managing partner of an international business enterprise from 1973 until he sold his interest in 1986. he has served as officer, director and in-house counsel for several corporations of which three have been public companies. Mr. Libman has served, at various times, in the capacity of President, Director and in-house counsel to Environmental Plasma Arc Technology, Inc. under its previous name, and drafted the agreements whereunder the company s technology was originally acquired.

            (b)     Compliance with Section 16(a) of the Exchange Act.

            The Company does not have a class of securities registered under the Securities Exchange Act of 1934, and, therefore, its officers, directors and holders of more than 10% of the outstanding shares of the Company are not subject to the provisions of Section 16(a).

Item 10.     EXECUTIVE COMPENSATION.

            (a)     Executive Compensation.

            No executive officers received any compensation whatsoever during the fiscal year ended December 31, 1995.

            (b)     Employment Agreements.

            None.

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            The following table sets forth, as of January 31, 1996 the name and address of each person who is known by the Company's Board of Directors to be the beneficial owner of more than 5% of the Company's outstanding Common Stock and the beneficial ownership of the Company's Common Stock by the Company's directors and executive officers.

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

Name and                   No. of Shares         Percent of Outstanding
Address                    Beneficially Owned    Common Stock
-------                    ------------------    ------------

Mitchell T. Godfrey        1,566,250             9.0%
c/o Mt. Baldy Associates
3626 Highway 284
Townsend, MT  59644

Gary R. Littler            736,900               4.0%
1025 Ocean Avenue
Apt. 303
Santa Monica, CA 90403

Leslie Libman              341,000               1.9%
3445 115th Avenue
Apt. 318
Bellevue, WA 98004

Richard W. Patton          1,380,000             7.9%
82 Lloyd Avenue
Malvern, PA  19355

John Clayton               1,280,800             7.4%
P.O. Box 2033
Sandy, Utah 84094

David A. Orischak          1,000,000             5.7%
3 Bell Circle
Malvern, PA  19355

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            John Clayton received shares for his services as promoter of the Company's securities in various offerings and placements of the Company's securities.

Item 13.    EXHIBITS AND REPORTS ON FORM 8-K.

            (a)      Exhibits.

     Exhibit No.  Description

     3.1          Articles of Incorporation of the Company, as amended.
     3.2          By-laws of the Company

     23           Consent of Jones, Jensen & Company.*
     27           Financial Data Schedule *

            (b)  Reports on Form 8-K.

            None.
_______________
*filed herewith

                                 SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ENVIRONMENTAL PLASMA
                                       ARC TECHNOLOGY, INC.

December 30, 1996.                     By:/s/ Mitchell T. Godfrey
                                          ------------------------------
                                          Mitchell T. Godfrey
                                          President, Director, and Chief
                                          Executive Officer

          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 30, 1996             By:/s/ Mitchell T. Godfrey
                                 ----------------------------------------
                                  Mitchell T. Godfrey
                                  President, Director, Chief Executive Officer

December 30, 1996             By: /s/ David Rees
                                ----------------------------------------
                                  David Rees
                                  Secretary/Treasurer and Director

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
                                          ========        =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                               December 31,
                                               ------------
                                       1995               1994
                                       ----               ----
CURRENT LIABILITIES
 Accounts payable                      $  304,949         $300,176
 Accrued expenses                          49,744           54,550
 Payroll taxes payable                     60,139           33,031
 Notes payable - shareholders (Note 3)    241,128          224,088
 Note payable - (Note 7)                    2,485            2,485
                                            -----            -----
    Total Current Liabilities             658,445          614,330
                                         --------         --------

COMMITMENTS AND CONTINGENCIES (NOTE 2)         -               -
                                         ---------        --------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock - $0.001 par value;
   50,000,000 shares authorized;
   18,195,000 and 18,275,000
   shares issued outstanding,
   respectively                            18,195           18,275
 Additional paid-in capital             1,679,579        1,679,814
 Deficit accumulated during the
 development stage                     (1,992,922)      (1,936,025)
                                       -----------      -----------

 Total Stockholders' Equity (Deficit)    (295,148)        (237,936)
                                         ---------       ---------

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY (DEFICIT)   $  363,297        $ 376,394
                                       ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.


                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                      (A Development Stage Company)
                  Consolidated Statements of Operations


                                                                                 On February 10,
                                     For the Years Ended December 31,            1986 to
                                -------------------------------------------      December 31,
                                1995               1994           1993           1995
                                --------------    ------------   ------------    ------------
REVENUES                        $ -                $ -            $ -            $     50,000

EXPENSES
 Selling expense                  -                    -            109,489           109,489
 Depreciation and amortization      6,322               1,203         8,045            17,298
 Research and development         -                    -             25,738            42,492
 General and administrative        22,338             325,939       706,370         1,608,092
                                   ------             -------       -------         ---------

     Total Expenses                28,660             327,142       849,642         1,777,371
                                   ------             -------       -------         ---------

OPERATING INCOME (LOSS)           (28,660)           (327,142)     (849,642)       (1,727,371)
                                  --------            -------       -------         ---------
OTHER INCOME (EXPENSE)
 Interest                         (28,237)           (19,950)        (5,125)          (53,312)
 Loss on disposal of assets       -                  (36,492)          (339)         (211,831)
 Income Taxes                     -                     (208)          (100)             (408)
                                 ---------           --------          -----             -----

      Total Other Income
        (Expense)                 (28,237)           (56,650)        (5,564)         (265,551)
                                  --------           --------        -------         ---------

NET LOSS                        $ (56,897)         $(383,792)     $(855,206)     $ (1,992,922)
                                ==========         ===========    ==========     =============
Weighted average loss per
 share                          $   (0.00)         $   (0.02)     $   (0.04)
                                ==========         ===========    ==========


The accompanying notes are an integral part of these consolidated financial statements.








                  ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                       (A Development Stage Company)
          Consolidated Statements of Stockholders  Equity (Deficit)



                                                               Deficit
                                                               Accumulated               Total
                           Common Stock           Additional   During the                Stockholders
                          --------------          Paid-in      Development    Treasury   Equity
                         Shares       Amount      Capital      Stage          Stock      (Deficit)
                         ----------  ----------   --------     -----------    ---------  ----------
Balance,
 February 10, 1986         -          $  -        $ -          $ -            $ -        $     -

Shares  issued to
officers and directors
at $.025 per share         200,000         200        4,800      -              -             5,000

Net loss for the
period ended December
31, 1986                    -           -            -              (160)       -              (160)
                           -------     --------     -------    ------------  ----------   ----------
Balance,
December 31, 1986          200,000         200        4,800         (160)       -             4,840

Shares issued through
public offering at $.25
per share                  400,000         400       99,600      -              -           100,000

Public offering costs        -          -           (20,315)     -              -           (20,315)

Shares issued in
acquisition of wholly-
owned subsidiary           720,000         720       29,280      -              -            30,000

Shares issued through
private placement at
$2.50 per share             10,000          10       24,990      -              -            25,000

Net loss for the year
ended December 31, 1987      -           -            -          (36,112)       -           (36,112)
                          ----------  ---------    -----------   ------------  ---------    --------
Balance
December 31, 1987        1,330,000       1,330      138,355      (36,272)       -           103,413

Shares issued trough
private placement at
$2.50 per share             30,000          30       74,970      -              -            75,000

Net loss for the year
ended December 31, 1988      -           -            -          (48,075)       -           (48,075)
                         ----------   ---------   ---------      --------   ---------       --------
Balance
December 31, 1988        1,360,000       1,360      213,325      (84,347)       -           130,338

Net loss for the year
ended December 31, 1989      -           -            -         (175,094)       -          (175,094)
                         -----------  ----------  ----------   -----------  ----------     ---------
Balance
December 31, 1989        1,360,000    $ 1,360     $ 213,325    $(259,441)     $ -         $ (44,756)
                   ---------- --------  --------  ---------- --------  ---------


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