Form 10QSB
period 1996-03-31
ENVIRONMENTAL PLASMA ARC TECHNOLOGY INC
filed 1997-01-08
CIK 790024

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                FORM 10-QSB


                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996
Commission File Number 33-3385

                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                 ----------------------------------------
     (Exact name of small business issuer as specified in its charter)

Nevada                                   87-0430816
--------------------------            -------------------------------------
(State or other jurisdiction          (I.R.S. Employer Identification Number)
of incorporation or organization)

      215 South State Street, Suite 1100, Salt Lake City, Utah 84111
      ---------------------------------------------------------------
                 (Address of principal executive offices)
                                (Zip Code)

                              (801) 323-2393
                             -----------------
              (Issuer's telephone number including area code)

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

       As of March 31, 1996, the Issuer had issued and outstanding an aggregate of 18,195,000 common voting shares, par value $0.001.



                      PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           The unaudited financial statements of Environmental Plasma Arc Technology, Inc. ("the Company") for the quarter ended March 31, 1996 are attached hereto and incorporated by reference.

ITEM 2.    PLAN OF OPERATION.

           The Company had no revenues from operations for its quarter ended March 31, 1996, nor for the corresponding quarter for the period of this report, ended March 31, 1994, nor for the fiscal year ended December 31, 1995.

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


PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

           As of March 31, 1996, the Company is not a party to any proceedings or threatened proceedings other than those discussed in its Report on Form 10-KSB for its year ended December 31, 1995, which discussion, pursuant to Rule 12b-23, is incorporated herein by this reference. There have been no material developments in any legal proceedings reported on in the Form 10-KSB for the year ended December 31, 1995, nor are there any new proceedings or threatened proceedings to which the Company is a party or threatened to be made a party.

ITEM 2.     CHANGES IN SECURITIES

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.     OTHER INFORMATION

          In February 1996, the Company moved its principal executive offices from 870 East 9400 South, #203, Sandy, Utah, to 215 South State Street, Suite 1100, Salt Lake City, Utah.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

           (a) The following exhibits are attached hereto and incorporated herewith.

Exhibit #      Description
----------     ------------
15             Incorporated as part of Letter on unaudited interim financial information.

23             Consent of Shelley & Company

           (b) No Reports on 8-K were filed during the quarter ended March 31, 1996.
                                SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

     DATED this 6th day of January, 1997.

                        ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.



                        By: /s/ Mitchell T. Godfrey
                          ----------------------------
                               Mitchell T. Godfrey
                               President


                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
        (Formerly known as Bio-Helix, Inc. and Concept Gold, Inc.)
                       (A Development Stage Company)


                UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                              March 31, 1996

                             SHELLEY & COMPANY
                       Certified Public Accountants
                            656 West 7250 South
                            Midvale, Utah 84047
                            Tel (801) 565-1547
                            Fax (801) 565-4709


To the Board of Directors
Environmental Plasma Arc Technology, Inc.
Salt Lake City, Utah

I have compiled the accompanying balance sheet of Environmental Plasma Arc Technology, Inc. (a Nevada Corporation) as of March 31, 1996, and the related statement of income, cash flows, and retained earnings, for the three month period then ended, in accordance with standards established by the American Institute of Certified Public Accountants.

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

                                  ASSETS
                                  ------

                                                March 31,        December 31,
                                                 1996              1995
                                              -------------     -------------

CURRENT ASSETS
   Work in process inventory (Note 1)         $    341,128      $    341,128
                                              -------------     -------------
        Total Current Assets                       341,128           341,128
                                              -------------     -------------
PROPERTY AND EQUIPMENT (Note 4)                     20,538            22,168
                                              -------------     -------------
    TOTAL ASSETS                              $    361,666      $    363,296
                                              =============     =============

                   LIABILITIES AND STOCKHOLDERS  EQUITY
                   -------------------------------------

LIABILITIES
   Accounts payable                           $    303,159      $    304,949
   Accrued expenses                                 86,746            79,800
   Taxes payable                                    15,084            30,084
   Note payable -shareholder (Note 5)              261,608           241,128
   Note payable - (Note 7)                           2,485             2,485
                                              -------------     -------------
       Total Liabilities                           669,082           658,446
                                              -------------     -------------
STOCKHOLDERS  EQUITY
   Common stock, $.001 par value;
    50,000,000 shares authorized,
    18,195,000 issued and 18,195,000
    Outstanding, respectively                       18,195            18,195
   Additional paid-in capital                    1,638,914         1,638,914
   Deficit accumulated during the
    development stage                           (1,964,525)       (1,952,259)
                                              --------------     -------------
     Total Stockholders  Equity (Deficit)         (307,416)         (295,150)
                                              -------------      -------------
     TOTAL LIABILITIES &
       STOCKHOLDERS  EQUITY                   $    361,666       $   363,296
                                              =============      =============







The accompanying notes are an integral part of these financial statements.
                   See accountants  compilation report.



                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
         (Formerly know as Bio-Helix, Inc. and Concept Gold, Inc.)
                      (A Developmental Stage Company)
              UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                                                             From
                               For the Three Months          Inception on
                                 Ended March 31,             February 10,
                             --------------------------      1986 through
                                1996             1995        March 31, 1996
                             ------------  ------------      --------------
REVENUE                      $   -         $     -           $      50,000
                             ------------  ------------      --------------
EXPENSES
    Accounting                     1,710           250              37,599
    Advertising                                                     14,489
    Amortization expense                                               110
    Automobile expense                                              13,495
    Bad debt                                                         9,176
    Bank charges                                    30              12,334
    Depreciation                   1,630           301              18,818
    Engineering                                                     38,480
    Filing fees                                                      1,821
    Insurance                                                      103,636
    Legal                                        7,500             285,344
    Marketing                                                       95,000
    Miscellaneous                                                    7,126
    Moving expense                                                   6,722
    Office expense                                 672              73,562
    Penalties                      2,044                            45,499
    Professional services                                          197,708
    Registration expense                                             3,335
    Repairs & maintenance                                           11,463
    Rent                                                            87,920
    Research and development                                        42,492
    Salary expense                                                 145,395
    Seminars                                                         2,413
    Shipping                                                        39,142
    Taxes and licenses                                              40,909
    Telephone                                      508             102,829
    Transfer fees                    280                             6,607
    Travel and promotion                                           225,100
    Utilities                                                       11,931
    Inventory valuation                                             32,467
    Losses from litigation                                          29,450
                             ------------  ------------      --------------
       Total Expenses              5,664         9,261           1,742,372
                             ------------  ------------      --------------
OPERATING LOSS                    (5,664)       (9,261)         (1,692,372)
OTHER INCOME (EXPENSE)
    Interest                      (6,602)                          (59,914)
    Loss on disposal of assets                                    (211,831)
    Income taxes                                                      (408)
                             ------------  ------------      --------------
NET LOSS                     $   (12,266)  $    (9,261)      $  (1,964,525)
                             ============  ============      ==============
Weighted average loss
 per share                   $     .001    $     .001        $      (.005)
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


                                                              Deficit
                                                              Accumulated             Total
                             Common Stock         Additional  During the              Stock-
                         ------------------------ Paid-in     Development  Treasury   holders
                          Shares       Amount     Capital     Stage         Stock     Equity
                         ----------- ------------ ----------- ------------ ---------- -----------
Balance, Dec. 31, 1994   18,275,000       18,275   1,679,814   (1,936,025)      -       (237,936)

Cancellation of shares      (80,000)         (80)    (40,900)       -           -        (40,980)

Net Loss for the year
 ended Dec. 31, 1995            -            -          -         (16,234)      -        (16,234)
                         ----------- ------------ ----------- ------------ ---------- -----------
Balance, Dec. 31, 1995   18,195,000       18,195   1,638,914   (1,952,259)      -       (295,150)

Net loss for the three
 month period ended
 March 31, 1996                 -            -          -         (12,266)      -        (12,266)
                         ----------- ------------ ----------- ------------ ---------- -----------

Balance, March 31, 1996  18,195,000  $    18,195  $1,638,914  $(1,964,525) $    -     $ (307,416)
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

                                                                          From
                                            For the Three Months          Inception on
                                              Ended March 31,             February 10,
                                          --------------------------      1986 through
                                             1996             1995        March 31, 1996
                                          ------------  ------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (Net loss) from operations   $   (12,266)  $    (9,261)      $  (1,964,525)

Adjustments to reconcile net cash
 provided by operating activities
  Depreciation                                  1,630           301              18,818
  Amortization                                                                      110
  Loss on disposal of assets                                                     36,831
  (Increase) decrease in inventory                                             (341,128)
  Increase (decrease) in accrued expenses      (9,844)       (2,847)            387,135
                                          ------------  ------------      --------------
    Net cash used by operating activities     (20,480)      (11,807)         (1,862,759)
                                          ------------  ------------      --------------

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                                      (85,818)
  Investments & organizational costs                                               (110)
  Cash from sale of assets                                                        1,970
  Cash applied from trust
                                          ------------  ------------      --------------
    Net cash provided from investing
      Activities                                                                (83,958)
                                          ------------  ------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment to stockholder                                                        (13,202)
  Sale of common stock - net                                                    876,185
  Contribution by stockholders                                                  955,710
  Cash received from debt financing            20,480         5,040             367,384
  Cash paid on debt financing                                                  (239,360)
                                          ------------  ------------      --------------
    Net cash provided from financing
       Activities                              20,480         5,040           1,946,717
                                          ------------  ------------      --------------
Net increase (decrease) in cash                              (6,767)

Cash at beginning of period               $                   6,775
                                          ------------  ------------      --------------
Cash at ending of period                  $             $         8       $
                                          ============ =============      ==============
Supplemental cash flows:
 Cash paid for:
    Interest                              $     1,700   $                 $
    Income taxes                          $             $                 $

Noncash financing activities:
 Issuance of stock for relief of debt     $             $                 $      40,840

Capital contributions by shareholders     $             $                 $     598,565






The accompanying notes are an integral part of these financial statements.
                   See accountants s compilation report.


                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
        (Formerly known as Bio-Helix, Inc. and Concept Gold, Inc.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1996

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

Work in Process Inventory
-------------------------
Work in process inventories are stated at the lower of cost or market and consist of the following:
                                                March 31, 1996
                                                --------------
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

                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
        (Formerly known as Bio-Helix, Inc. and Concept Gold, Inc.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1996

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

Recently Issued Accounting Standards
------------------------------------
In March 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995, but was adopted early by the Company. The early adoption of the new standard did not have a material effect on the financial statements.

                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
        (Formerly known as Bio-Helix, Inc. and Concept Gold, Inc.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1996

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards (Continued)
------------------------------------
In October 1995, the Financial Accounting Standards Board issued a new standard titled "Accounting for Stock-Based Compensation." This new standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. Although the Company has not performed a detailed analysis of the impact of this new standard on the Company's financial statements, the Company does not believe that adoption of the new standard will have a material effect on the financial statements.

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

                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
        (Formerly known as Bio-Helix, Inc. and Concept Gold, Inc.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1996

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

During 1992 the Company paid various expenses of Nu Arc Scientific, Inc. a related party through common ownership, and a shareholder of the Company. Nu Arc Scientific, Inc. has agreed to set 5% of their stock aside for the purpose of selling and using the proceeds to repay the Company. The balance at March 31, 1996 was $ -0-.

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 30:

      Automobile                $    2,500
      Equipment                      1,920
      Furniture and fixtures           497
      Promotional video             25,597
                                    ------
           Total                    30,514

Less accumulated depreciation        9,976
                                    ------
                                  $ 20,538
                                  ========
Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets.

                ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
        (Formerly known as Bio-Helix, Inc. and Concept Gold, Inc.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1996

NOTE 5 STOCKHOLDER TRANSACTIONS

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

Various shareholders advance funds to the Company on a short term basis as needed. The balance at March 31, 1996 is a short term notes with a stockholders for $ 261,608, with interest at 10% annual.

                ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
        (Formerly known as Bio-Helix, Inc. and Concept Gold, Inc.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1996

NOTE 5 STOCKHOLDER TRANSACTIONS (Continued)

During 1994, the board of directors approved the cancellation of 57,000 shares issued to Nu-Arc Scientific, Inc.

During 1995, 80,000 shares issued to vendor in lieu of payment were returned to the Company and were canceled. The corresponding liability was added to accounts payable.

NOTE 6 GOING CONCERN

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

NOTE 7 NOTE PAYABLE

Notes payable at March 31, 1996 are as follows:

                                                  March 31,
                                                    1996
                                                  --------
     Note payable to an individual,
     bear" interest at 12%, is due on
     demand and is unsecured.                     $  2,485
                                                  ========
Principal requirements are as follows:
     1996                                         $  2,485
                                                  ========

                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
        (Formerly known as Bio-Helix, Inc. and Concept Gold, Inc.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1996

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

NOTE 9 INTANGIBLE ASSETS

In November of 1993, a group of investors and certain shareholders of the Company acquired the patent rights of the Plasma Arc Technology" (See Note 6). The group of investors and certain shareholders of the Company contributed the patent to the Company. The value of the patent was recorded at predecessor cost, which was $ -0-

NOTE 10 SUBSEQUENT EVENT

On October 22, 1996, the Board of Directors authorized that the Company issue an aggregate of 2,000,000 shares of the Company's unregistered common stock to officers and consultants for services rendered in 1995 and 1996. The Board also authorized the Company to issue 6,019,000 shares of the Company's unregistered common stock as payment of loans from officers and stockholders of the Corporation. The stock was exchanged at $.05 per share.