Form 10QSB
period 1996-09-30
ENVIRONMENTAL PLASMA ARC TECHNOLOGY INC
filed 1997-01-08
CIK 790024

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                FORM 10-QSB


                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996
Commission File Number 33-3385

                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                -------------------------------------------
     (Exact name of small business issuer as specified in its charter)

      Nevada                               87-0430816
-----------------------------          ----------------------------------
(State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

      215 South State Street, Suite 1100, Salt Lake City, Utah 84111
    ------------------------------------------------------------------
                 (Address of principal executive offices)
                                (Zip Code)

                              (801) 323-2393
              -----------------------------------------------
              (Issuer's telephone number including area code)

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

      As of September 30, 1996, the Issuer had issued and outstanding an aggregate of 18,195,000 common voting shares, par value $0.001.

                      PART I.  FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

           The unaudited financial statements of Environmental Plasma Arc Technology, Inc. ("the Company") for the quarter ended September 30, 1996 are attached hereto and incorporated by reference.

ITEM 2.    PLAN OF OPERATION.

           The Company had no revenues from operations for its quarter ended September 30, 1996, nor for the corresponding quarter for the period of this report, ended September 30, 1994, nor for the fiscal year ended December 31, 1995.

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

                        PART II.  OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

          As of September 30, 1996, the Company is not a party to any proceedings or threatened proceedings other than those discussed in its Report on Form 10-KSB for its year ended December 31, 1995, which discussion, pursuant to Rule 12b-23, is incorporated herein by this reference. There have been no material developments in any legal proceedings reported on in the Form 10-KSB for the year ended December 31, 1995, nor are there any new proceedings or threatened proceedings to which the Company is a party or threatened to be made a party.

ITEM 2.     CHANGES IN SECURITIES

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are attached hereto and incorporated herewith.

Exhibit #        Description
------------     --------------
15               Incorporated as part of Letter on unaudited interim financial information.

23               Consent of Shelley & Company


         (b) No Reports on 8-K were filed during the quarter ended September 30, 1996.


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

                            September 30, 1996

                             SHELLEY & COMPANY
                       Certified Public Accountants
                            656 West 7250 South
                            Midvale, Utah 84047
                            Tel (801) 565-1547
                            Fax (801) 565-4709


To the Board of Directors
Environmental Plasma Arc Technology, Inc.
Salt Lake City, Utah

I have compiled the accompanying balance sheet of Environmental Plasma Arc Technology, Inc. (a Nevada Corporation) as of September 30, 1996, and the related statement of income, cash flows, and retained earnings, for the nine month period then ended, in accordance with standards established by the American Institute of Certified Public Accountants.

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

                                  ASSETS
                                  ------

                                             September 30,       December 31,
                                                 1996              1995
                                              -------------     -------------

CURRENT ASSETS
   Work in process inventory (Note 1)         $    341,128      $    341,128
                                              -------------     -------------
        Total Current Assets                       341,128           347,903
                                              -------------     -------------
PROPERTY AND EQUIPMENT (Note 4)                     17,278            22,168
                                              -------------     -------------
    TOTAL ASSETS                              $    358,406      $    363,296
                                              =============     =============

                   LIABILITIES AND STOCKHOLDERS  EQUITY
                   -------------------------------------

LIABILITIES
   Accounts payable                           $    303,159      $    304,949
   Accrued expenses                                100,489            79,800
   Taxes payable                                        84            30,084
   Note payable -shareholder (Note 5)              284,254           241,128
   Note payable - (Note 7)                           2,485             2,485
                                              -------------     -------------
       Total Liabilities                           690,471           658,446
                                              -------------     -------------
STOCKHOLDERS  EQUITY
   Common stock, $.001 par value;
    50,000,000 shares authorized,
    18,195,000 issued and 18,195,000
    Outstanding, respectively                       18,195            18,195
   Additional paid-in capital                    1,638,914         1,638,914
   Deficit accumulated during the
    development stage                           (1,989,172)       (1,952,259)
                                              --------------     -------------
     Total Stockholders  Equity (Deficit)         (332,063)         (295,150)
                                              -------------      -------------
     TOTAL LIABILITIES &
       STOCKHOLDERS  EQUITY                   $    358,406       $   363,296
                                              =============      =============










The accompanying notes are an integral part of these financial statements.
                   See accountants  compilation report.

                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
         (Formerly know as Bio-Helix, Inc. and Concept Gold, Inc.)
                      (A Developmental Stage Company)
              UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                  From
                          For the Three Months Ended    For the Nine Months Ended Inception on
                                 September 30,             September 30,          February 10,
                           --------------------------   ------------------------  1986 through
                               1996             1995     1996       1995          Sept. 30, 1996
                             ------------  ------------ ----------- ------------  ---------------
REVENUE                      $   -         $     -      $    -      $     -       $       50,000
                             ------------  ------------ ----------- ------------  ---------------
EXPENSES
    Accounting                                   2,000       1,710        2,250           37,599
    Advertising                                                                           14,489
    Amortization expense                                                                     110
    Automobile expense                                                                    13,495
    Bad debt                                                                               9,176
    Bank charges                                                            106           12,334
    Depreciation                   1,630           300       4,890          902           22,078
    Engineering                                                                           38,480
    Filing fees                                                                            1,821
    Insurance                                                                            103,636
    Legal                          7,500         4,000       7,500       11,500          292,844
    Marketing                                                                             95,000
    Miscellaneous                                                                          7,126
    Moving expense                                                                         6,722
    Office expense                   244             2       3,332          674           73,562
    Penalties                                                                             47,543
    Professional services                                                                197,708
    Registration expense                                                                   3,335
    Repairs & maintenance                                                                 11,463
    Rent                                                                                  87,920
    Research and development                                                              42,492
    Salary expense                                                                       145,395
    Seminars                                                                               2,413
    Shipping                                                                              39,142
    Taxes and licenses                                                                    40,909
    Telephone                                                               508          102,829
    Transfer fees                                              426                         6,753
    Travel and promotion                                                                 225,100
    Utilities                                                                             11,931
    Inventory valuation                                                                   32,467
    Losses from litigation                                                                29,450
                             ------------  ------------ ----------- ------------  ---------------
       Total Expenses              9,374         6,302      17,858       15,940        1,754,566
                             ------------  ------------ ----------- ------------  ---------------
OPERATING LOSS                    (9,374)       (6,302)    (17,858)     (15,940)      (1,704,566)

OTHER INCOME (EXPENSE)
    Interest                      (6,227)                  (19,055)                      (72,368)
    Loss on disposal of assets                                                          (211,831)
    Income taxes                                                                            (408)
                             ------------  ------------ -----------  -----------  ---------------
NET LOSS                     $   (15,601)  $    (6,302) $  (36,913)  $ (15,940)   $   (1,989,173)
                             ============  ============ =========== ============  ===============
Weighted average loss
 per share                   $      .001    $     .000  $     .001   $     .001  $          .005
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


                                                              Deficit
                                                              Accumulated             Total
                             Common Stock         Additional  During the              Stock-
                         ------------------------ Paid-in     Development  Treasury   Holder s
                          Shares       Amount     Capital     Stage         Stock     Equity
                         ----------- ------------ ----------- ------------ ---------- -----------
Balance, Dec. 31, 1994   18,275,000       18,275   1,679,814   (1,936,025)      -       (237,936)

Cancellation of shares      (80,000)         (80)    (40,900)       -           -        (40,980)

Net Loss for the year
 ended Dec. 31, 1995            -            -          -         (16,234)      -        (16,234)
                         ----------- ------------ ----------- ------------ ---------- -----------
Balance, Dec. 31, 1995   18,195,000       18,195   1,638,914   (1,952,259)      -       (295,150)

Net loss for the nine
 month period ended
 Sept. 30, 1996                 -            -          -         (36,913)      -        (36,913)
                         ----------- ------------ ----------- ------------ ---------- -----------
Balance, Sept. 30, 1996  18,195,000  $    18,195  $1,638,914  $(1,989,172) $    -     $ (332,063)
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

<CAPTION                                                                          From
                             For the Three Months Ended For the Nine Months Ended Inception on
                                   September 30,           September 30,          February 10,
                             -------------------------- ------------------------  1986 through
                                1996             1995     1996       1995         Sept. 30, 1996
                             ------------  ------------ ----------- ------------  ---------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net income (Net loss)
  from operations            $   (15,601)    $  (6,302)  $ (36,914) $   (15,940)  $   (1,989,173)

Adjustments to reconcile net
 cash provided by operating
 activities
  Depreciation                     1,630           300        4,890         902           22,078
  Amortization                                                                               110
  Loss on disposal of assets                                                              36,831
  (Decrease) in receivables
  (Increase) decrease-inventory                                                         (341,128)
  Increase (decrease) in
     accrued expenses             (6,471)                   (11,102)     (2,847)         385,877
                             ------------  ------------ ----------- ------------  ---------------
    Net cash used by
      Operating activities        (7,500)       (6,002)     (43,126)    (17,885)      (1,885,405)
                             ------------  ------------ ----------- ------------  ---------------
CASH FLOW FROM INVESTING
ACTIVITIES
  Purchase of fixed assets                                                               (85,818)
  Investments & organizational
     costs                                                                                  (110)
  Cash from sale of assets                                                                 1,970
  Cash applied from trust
                             ------------  ------------ ----------- ------------- ---------------
    Net cash provided from
     investing activities                                                                (83,958)
                             ------------  ------------ ----------- ------------- ---------------
CASH FLOWS FROM FINANCING
ACTIVITIES
  Bank overdraft                                                            69
  Payment to stockholder                                                                 (13,202)
  Sale of common stock - net                                                             876,185
  Contribution by stockholders                                                           955,710
  Cash received from debt
       financing                  7,500         6,002      43,126       11,041           390,030
  Cash paid on debt financing                                                           (239,360)
                             ------------  ------------ -----------  -----------  ---------------
    Net cash provided from
     financing Activities         7,500         6,002      43,126       11,110         1,969,363
                             ------------  ------------  ----------  ----------- ----------------
Net increase (decrease)
    in cash                                                             (6,775)

Cash at beginning of period  $             $                             6,775
                             ------------  ------------  ----------  -----------  ---------------
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




                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
        (Formerly known as Bio-Helix, Inc. and Concept Gold, Inc.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1996

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

Work in Process Inventory
-------------------------
Work in process inventories are stated at the lower of cost or market and consist of the following:
                                                September 30, 1996
                                                ------------------
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

                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
        (Formerly known as Bio-Helix, Inc. and Concept Gold, Inc.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1996

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

                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
        (Formerly known as Bio-Helix, Inc. and Concept Gold, Inc.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1996

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

                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
        (Formerly known as Bio-Helix, Inc. and Concept Gold, Inc.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1996

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

During 1992 the Company paid various expenses of Nu Arc Scientific, Inc. a related party through common ownership, and a shareholder of the Company. Nu Arc Scientific, Inc. has agreed to set 5% of their stock aside for the purpose of selling and using the proceeds to repay the Company. The balance at September 30, 1996 was $ -0-.

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 30:

      Automobile                $    2,500
      Equipment                      1,920
      Furniture and fixtures           497
      Promotional video             25,597
                                    ------
           Total                    30,514

Less accumulated depreciation       13,236
                                    ------
                                  $ 17,278
                                  ========
Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets.

                ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
        (Formerly known as Bio-Helix, Inc. and Concept Gold, Inc.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1996

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

Various shareholders advance funds to the Company on a short term basis as needed. The balance at September 30, 1996 is a short term notes with a stockholders for $ 284,254, with interest at 10% annual.

                ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
        (Formerly known as Bio-Helix, Inc. and Concept Gold, Inc.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1996

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

NOTE 7 NOTE PAYABLE

Notes payable at September 30, 1996 are as follows:

                                                September 30,
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
                                                  ========

                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
        (Formerly known as Bio-Helix, Inc. and Concept Gold, Inc.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1996

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