Form 10QSB/A
period 1996-03-31
ENVIRONMENTAL PLASMA ARC TECHNOLOGY INC
filed 1997-03-04
CIK 790024

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB
                         Amendment No. 1

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

27             Financial Data Schedule

           (b) No Reports on 8-K were filed during the quarter ended March 31, 1996.
                            SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

     DATED this 3rd of March, 1997.

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
                                              =============     =============

               LIABILITIES AND STOCKHOLDERS' EQUITY
              -------------------------------------

LIABILITIES
   Accounts payable                           $    303,159      $    304,949
   Accrued expenses                                 86,746            79,800
   Taxes payable                                    15,084            30,084
   Note payable -shareholder (Note 5)              261,608           241,128
   Note payable - (Note 7)                           2,485             2,485
                                              -------------     -------------
       Total Liabilities                           669,082           658,446
                                              -------------     -------------
STOCKHOLDERS' EQUITY
   Common stock, $.001 par value;
    50,000,000 shares authorized,
    18,195,000 issued and 18,195,000
    Outstanding, respectively                       18,195            18,195
   Additional paid-in capital                    1,638,914         1,638,914
   Deficit accumulated during the
    development stage                           (1,964,525)       (1,952,259)
                                              --------------     -------------
     Total Stockholders' Equity (Deficit)         (307,416)         (295,150)
                                              -------------      -------------
     TOTAL LIABILITIES &
       STOCKHOLDERS' EQUITY                   $    361,666       $   363,296
                                              =============      =============







The accompanying notes are an integral part of these financial statements.
               See accountants' compilation report.



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
                             ============  ============      ==============
The accompanying notes are an integral part of these financial statements.
               See accountants' compilation report.

            ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
    (Formerly know as Bio-Helix, Inc. and Concept Gold, Inc.)
                 (A Developmental Stage Company)
    UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                              Deficit
                                                              Accumulated             Total
                             Common Stock         Additional  During the              Stock-
                         ------------------------ Paid-in     Development  Treasury   holders'
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
The accompanying notes are an integral part or these financial statements.
               See accountants' compilation report.

            ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
    (Formerly know as Bio-Helix, Inc. and Concept Gold, Inc.)
                 (A Developmental Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY(Continued)


                                                              Deficit
                                                              Accumulated             Total
                             Common Stock         Additional  During the              Stock-
                         ------------------------ Paid-in     Development  Treasury   holders'
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

The accompanying notes are an integral part of these financial statements.
               See accountants' compilation report.








            ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
    (Formerly know as Bio-Helix, Inc. and Concept Gold, Inc.)
                 (A Developmental Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY(Continued)


                                                              Deficit
                                                              Accumulated             Total
                             Common Stock         Additional  During the              Stock-
                         ------------------------ Paid-in     Development  Treasury   holders'
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
                         =========== ============ =========== =========== =========== ===========













The accompanying notes are an integral part of these financial statements.
               See accountants' compilation report.



















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

Noncash financing activities:
 Issuance of stock for relief of debt     $             $                 $      40,840

Capital contributions by shareholders     $             $                 $     598,565






The accompanying notes are an integral part of these financial statements.
              See accountants's compilation report.


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