Form 10QSB/A
period 1996-09-30
ENVIRONMENTAL PLASMA ARC TECHNOLOGY INC
filed 1997-03-04
CIK 790024

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
                                              =============     =============

               LIABILITIES AND STOCKHOLDERS' EQUITY
              -------------------------------------

LIABILITIES
   Accounts payable                           $    303,159      $    304,949
   Accrued expenses                                100,489            79,800
   Taxes payable                                        84            30,084
   Note payable -shareholder (Note 5)              284,254           241,128
   Note payable - (Note 7)                           2,485             2,485
                                              -------------     -------------
       Total Liabilities                           690,471           658,446
                                              -------------     -------------
STOCKHOLDERS' EQUITY
   Common stock, $.001 par value;
    50,000,000 shares authorized,
    18,195,000 issued and 18,195,000
    Outstanding, respectively                       18,195            18,195
   Additional paid-in capital                    1,638,914         1,638,914
   Deficit accumulated during the
    development stage                           (1,989,172)       (1,952,259)
                                              --------------     -------------
     Total Stockholders' Equity (Deficit)         (332,063)         (295,150)
                                              -------------      -------------
     TOTAL LIABILITIES &
       STOCKHOLDERS' EQUITY                   $    358,406       $   363,296
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