Form 10KSB
period 1996-12-31
ENVIRONMENTAL PLASMA ARC TECHNOLOGY INC
filed 1997-04-29
CIK 790024

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                           FORM 10-KSB



[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1996

                                OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number 33-3385LA

            ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
      (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        Nevada                                            87-0430816
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

215 South State Street, #1100, Salt Lake City, Utah       84111
(Address of principal executive offices)                  (Zip code)

Issuer's telephone number, including area code:  (801) 323-2394

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X      No

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 30,370,000 shares of Common Stock outstanding on March 31, 1997.

Documents incorporated by reference:  None.
Transitional Small Business Disclosure Format (check one): Yes          No   X

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

                The officers of the Company as of March 31, 1997 were:
Mitchell T. Godfrey, President and Director; John Peters, Secretary/Treasurer and Director; and David M. Rees, Director.

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

                (b)        Business of the Company.

                Development of the EPAT Technology and Products
                As of December 31, 1996, the Company operated primarily as a research and development company working to identify applications and develop products for the EPAT Technology. The EPAT Technology is an electro-mechanical system that the Company believes is capable of reducing air pollutants from commercial and industrial facility discharge systems by means of an electrical field. The process uses "non-thermal plasmas" generated by electric arcs and coronas that energize air stream molecules and remove pollutants by causing them to undergo molecular changes. The Company believes that the applications of this process have the potential to be used by oil refineries, steel production plants, public utility power plants, co-generation facilities, chemical producers, commercial printers, waste disposal facilities, incinerators and other discharge facilities.

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

                Patent and Patent Applications
                ------------------------------

                The Company has been issued a patent relating to the EPAT Technology from the United States Patent and Trademark Office and has filed patent applications in several foreign jurisdictions. The Company may seek additional patents with respect to the EPAT Technology in the United States and internationally.

                Research and Development
                ------------------------

                As described above, virtually all of the Company's operations have consisted primarily of research and development activities with respect to the EPAT Technology.

                Employees
                ---------

                As of December 31, 1996, the Company did not employ any full time employees.

                Potential Acquisition
                ---------------------

                On April 15, 1997, the Company executed a letter of intent to acquire at least 85% of the issued and outstanding stock of Environmental Water Systems, Inc., a Nevada corporation ("EWS"). EWS is headquartered in Northglenn, Colorado, and is in the water treatment and purification business. According to the letter of intent, this acquisition shall occur on or before June 15, 1997. At this time, the Company cannot be sure that this acquisition will actually occur, or that if it does occur, the financial impact it will have upon the Company.

Item 2.        Properties.

                As of December 31, 1996, the Company did not own any real property.

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

Item 4.        Submission of Matters to a Vote of Security Holders.

                No matter was submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 1996.

                             Part II

Item 5.        Market for Common Equity and Related Stockholder Matters.

                During the period covered by this Form 10-KSB report, there has been no public market for the Company's Common Stock. The Company's Common Stock, par value $.001 per share, is the only class of securities of the Company that is authorized, issued and outstanding. As of March 31, 1997 there were 30,370,000 shares issued and outstanding, held by approximately 635 stockholders of record.

                The Company has never paid any dividends on its outstanding shares of Common Stock, and no dividends are contemplated to be paid in the foreseeable future.

Item 6.        Plan of Operation.

                The Company had no revenues from operations for the fiscal year ended December 31, 1996.

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

Item 7.        Financial Statements.

                The consolidated audited financial statements of the Company for the fiscal year ended December 31, 1996 are attached hereto and incorporated herein by reference.

                During 1996, the Company issued an aggregate of 9,839,080 shares of its common stock to certain officers, directors, affiliated parties and other creditors as repayment and settlement of certain debts and related party loans.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                None.

                             Part III

Item 9.        Directors, Executive officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act.

                (a)        Directors and Executive Officers.

                The following table sets forth as of March 31, 1997 certain information regarding the executive officers and directors of the Company.




Name                       Age                Position
----                       ---                --------

Mitchell T. Godfrey        50                 President, Director

John W. Peters             45                 Secretary/Treasurer, Director

David M. Rees              30                 Director

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

                JOHN W. PETERS was appointed Secretary/Treasurer and a director of the Company since January, 1997. Mr. Peters was operations manager of the Company from 1993 through 1995. From 1991 to 1992, Mr. Peters was president of Certified Environmental Laboratories, Inc. From 1987 to 1991, Mr. Peters was vice president of sales and marketing for Comco Communications Corp. in California. Mr. Peters studied Business Administration at Long Beach Community College and California Polytechnic State University in San Luis Obispo, California.

                DAVID M. REES has served as the Secretary/Treasurer of the Company for several months during 1996 and has been a director of the Company since October, 1996. From 1993 through 1995 Mr. Rees was an associate in the Mergers and Acquisitions and Corporate Finance departments at the law firm of Skadden, Arps, Slate, Meagher & Flom in New York City. Mr. Rees has worked as an attorney in Salt Lake City, Utah since 1996, including as counsel to the Company. Mr. Rees received his Bachelor of Arts degree in history from Weber State University in 1990 and his Juris Doctorate from New York University in 1993.

                (b)        Compliance with Section 16(a) of the Exchange Act.

                The Company does not have a class of securities registered under the Securities Exchange Act of 1934, and, therefore, its officers, directors and holders of more than 10% of the outstanding shares of the Company are not subject to the provisions of Section 16(a).

Item 10.        Executive Compensation.

                (a)        Executive Compensation.

                The directors and executive officers of the Company received 2,336,200 shares of the Company's common stock during 1996 for services rendered. No other compensation whatsoever was given to any of the directors or executive officers of the Company during the fiscal year ended December 31, 1996. However, an additional 8,919,000 shares of the Company's common stock were issued to certain officers, directors and affiliated parties as payment for the settlement of certain related party loans.

                (b)        Employment Agreements.

                None.

Item 11.        Security Ownership of Certain Beneficial owners and
Management.

                The following table sets forth, as of March 31, 1997 the name and address of each person who is known by the Company's Board of Directors to be the beneficial owner of more than 5% of the Company's outstanding Common Stock and the beneficial ownership of the Company's Common Stock by the Company's directors and executive officers.

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

Name and                        No. of Shares          Percent of Outstanding
Address                         Beneficially Owned     Common Stock
--------                        ------------------     ----------------------

Mitchell T. Godfrey             3,008,950              9.9%
c/o Mt. Baldy Associates
3626 Highway 284
Townsend, Montana  59644

John W. Peters                  400,000                1.3%
215 South State Street
Suite 1100
Salt Lake City, Utah 84111

David M. Rees                   136,200                0.4%
215 South State Street
Suite 1100
Salt Lake City, Utah 84111

Six Way, Inc.                   3,543,000              11.7%
1246 East North Bonneville Dr.
Salt Lake City, Utah 84103

John Clayton                    3,321,300              10.9%
P.O. Box 2033
Sandy, Utah 84094

Mutual Ventures Corp.           2,900,000              9.5%
1993 Dewer Street
Suite 1-254
Rock Springs, Wyoming 82901

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

3.2                By-laws of the Company.

23                 Consent of Jones, Jensen & Company.*

27                 Financial Data Schedule.*

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

                                  ENVIRONMENTAL PLASMA
                                  ARC TECHNOLOGY, INC.



Date: April 24, 1997.

By:/s/ Mitchell T. Godfrey
   -----------------------
   Mitchell T. Godfrey
   President
                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                       (A Development Stage Company)

                     Consolidated Financial Statements

                        December 31, 1996 and 1995


                                CONTENTS

Independent Auditors' Report.................................. 3

Consolidated Balance Sheets................................... 4

Consolidated Statements of Operations......................... 5

Consolidated Statements of Stockholders' Equity (Deficit)..... 6

Consolidated Statements of Cash Flows......................... 10

Notes to the Consolidated Financial Statements ............... 12

<Letterhead of Jones, Jensen & Company, Certified Public Accountant, appears here>

                       INDEPENDENT AUDITORS' REPORT
                       ----------------------------

Board of Directors
Environmental Plasma Arc Technology, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Environmental Plasma Arch Technology, Inc. (A Development Stage Company), as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1996, 1995 and 1994 and from inception on February 10, 1986 to December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Environmental Plasma Arc Technology, Inc. (a development stage company), as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994 and from inception on February 10, 1986 to December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Jones, Jensen & Company
Jones, Jensen & Company
April 17, 1996








    50 So. Main Street, Suite 1450, Salt Lake City, Utah 84144
       Telephone (801) 328-4408,  Facsimile (801) 328-4461

                  ENVIRONMENTAL PLASMA ARCH TECHNOLOGY, INC.
                         (A Development Stage Company)
                          Consolidated Balance Sheets

                                   ASSETS
                                             December 31,
                                       ---------------------------
                                          1996              1995
                                       -----------       -----------
CURRENT ASSETS
  Cash                                 $    6,714        $     -
                                       -----------       ----------
    Total Current Assets                    6,714              -
                                       -----------       ----------
PROPERTY AND EQUIPMENT (Note 4)            16,065           22,169
                                       -----------       ----------
OTHER ASSETS
  Work in process inventory (Note 1)      366,143          341,128
                                       -----------       ----------
    Total Other Assets                    366,143          341,128
                                       -----------       ----------
    TOTAL ASSETS                       $  388,922        $ 363,297
                                       ===========       ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
                                               December 31,
                                       -------------------------------
                                           1996              1995
                                      -------------    ---------------
CURRENT LIABILITIES
 Accounts payable                      $     98,501     $      304,949
 Accrued expenses                            16,325             49,744
 Payroll taxes payable                       32,670             60,139
 Notes payable - shareholders (Note 3)        2,336            241,128
 Note payable - (Note 7)                         -               2,485
                                       -------------    ---------------
    Total Current Liabilities               149,832            658,445
                                       -------------    --------------
COMMITMENTS AND CONTINGENCIES (NOTE 2)         -               -
                                       -------------    ---------------
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock - $0.001 par value;
   50,000,000 shares authorized,
   30,370,200 and 18,195,000
   shares issued and outstanding,
   respectively                              30,370             18,195
 Additional paid-in capital               2,410,736          1,679,579
 Stock subscription receivable              (15,000)              -
 Deficit accumulated during the
 development stage                       (2,187,016)        (1,992,922)
                                      -------------    ----------------
   Total Stockholders' Equity (Deficit)     239,090           (295,148)
                                      -------------    ----------------
   TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY (DEFICIT)     $     388,922    $       363,297
                                       =============   ================
       The accompanying notes are an integral part of these consolidated financial statements.

                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                      (A Development Stage Company)
                  Consolidated Statements of Operations


                                                                            From Inception
                                                                                 On February 10,
                                     For the Years Ended December 31,            1986 to
                                -------------------------------------------      December 31,
                                1996               1995           1994           1996
                                --------------    ------------   ------------    ------------
REVENUE                         $ -                $ -            $ -            $     50,000
                                --------------    ------------   ------------    ------------
EXPENSES
 Selling expense                  -                    -                              109,489
 Depreciation and amortization         6,104            6,322         1,203            23,402
 Research and development            111,281           -                -             153,773
 General and administrative          138,069           22,338       325,939         1,746,161
                                --------------    ------------   ------------     -------------
   Total Expenses                    255,454           28,660       327,142         2,032,825
                                --------------    ------------   ------------     ------------
OPERATING LOSS                      (255,454)         (28,660)     (327,142)       (1,982,825)
                                --------------    ------------   ------------     ------------
OTHER INCOME (EXPENSE)
 Gain on disposition of debt
    (Note 2)                          87,584            -               -              87,584
 Interest                            (26,224)        (28,237)       (19,150)          (79,536)
 Loss on disposal of assets       -                                 (36,492)         (211,831)
 Income Taxes                     -                     -              (208)             (408)
                                --------------    ------------   ------------     ------------
   Total Other Income
    (Expense)                         61,360         (28,237)       (56,650)         (204,191)
                                --------------    ------------   ------------     ------------
NET LOSS                        $   (194,094)     $  (56,897)    $ (383,792)     $ (2,187,016)
                                ==============    ============   ============    =============
WEIGHTED AVERAGE LOSS PER
 SHARE                          $      (0.01)     $    (0.00)    $    (0.02)
                                ==============    ============   ============























The accompanying notes are an integral part of these consolidated financial statements.

                  ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                       (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)


                                                               Deficit
                                                               Accumulated               Total
                           Common Stock           Additional   During the                Stockholders'
                          --------------          Paid-in      Development   Treasury    Equity
                          Shares       Amount      Capital      Stage        Stock       (Deficit)
                         ----------- ----------- ------------  ------------  ----------- ----------
Balance,
 February 10, 1986         -          $  -        $ -          $ -            $ -        $     -

Shares  issued to
officers and directors
at $.025 per share          200,000         200        4,800      -              -            5,000

Net loss for the
period ended December
31, 1986                    -           -            -              (160)       -              (160)
                         ----------- -----------  -----------  ------------  -----------  ----------
Balance,
December 31, 1986           200,000         200        4,800        (160)       -             4,840

Shares issued through
public offering at $.25
per share                   400,000         400       99,600      -              -          100,000

Public offering costs        -          -            (20,315)     -              -          (20,315)

Shares issued in
acquisition of wholly-
owned subsidiary            720,000         720       29,280      -              -           30,000

Shares issued through
private placement at
$2.50 per share              10,000          10       24,990      -              -           25,000

Net loss for the year
ended December 31, 1987      -           -            -          (36,112)        -          (36,112)
                         -----------  -----------  ----------- ------------  ---------- ------------
Balance
December 31, 1987         1,330,000       1,330      138,355     (36,272)        -          103,413

Shares issued trough
private placement at
$2.50 per share              30,000          30       74,970      -              -           75,000

Net loss for the year
ended December 31, 1988      -           -            -          (48,075)        -          (48,075)
                         -----------  ----------  -----------  ------------ ----------- ------------
Balance
December 31, 1988         1,360,000       1,360      213,325     (84,347)        -          130,338

Net loss for the year
ended December 31, 1989      -           -            -         (175,094)        -         (175,094)
                         -----------  ----------  ----------   -----------  ----------- ------------
Balance
December 31, 1989         1,360,000   $   1,360   $  213,325   $(259,441)   $    -      $   (44,756)
                   ---------- --------  --------  ---------- --------  ---------


The accompanying notes are an integral part of these consolidated financial statements.



                   ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                       (A Development Stage Company)
   Consolidated Statements of Stockholders' Equity (Deficit) (Continued)



                                                               Deficit
                                                               Accumulated               Total
                              Common Stock        Additional   During the                Stockholders'
                         ----------------------   Paid-in      Development    Treasury   Equity
                         Shares       Amount      Capital      Stage          Stock      (Deficit)
                         ----------- ----------  ------------  -------------  ----------  ------------
Balance,
December 31, 1989         1,360,000  $   1,360   $   213,325   $   (259,441)  $    -      $ (44,756)

Expenses paid on behalf
of the Company by
Stockholders                -           -             53,481          -            -         53,481

Shares issued for
services provided by
stockholders at
$.001 per share             170,000        170          (170)         -            -             -


Net loss for the year
December 1990               -           -            -               (8,685)       -         (8,685)
                         -----------  ----------  ------------ -------------  -----------  ----------
Balance,
December 31, 1990         1,530,000      1,530        266,636      (268,126)       -             40

Net loss for the year
ended December 31, 1991     -           -            -              (41,701)       -        (41,701)
                         -----------  ----------  ------------  ------------  ----------- -----------
Balance
December 31, 1991         1,530,000      1,530        266,636      (309,827)       -        (41,661)

Shares issued for
cash and relief of
debt at $0.17 per share     470,000        470         80,370          -           -         80,840

Shares issued for
marketing and
manufacturing rights
at $0.00 per share       14,000,000     14,000        (14,000)         -            -           -

Shares issued for
services performed
at $0.00 per share        2,000,000      2,000         (2,000)         -            -            -

Shares issued through
private placement at
$.25 per share            2,000,000      2,000        453,692          -          (192)     455,500

Net loss for the year
ended December 31, 1992      -            -          -             (387,200)        -      (387,200)
                         ----------- ----------  ------------- -------------  ---------- -----------
Balance
December 31, 1992        20,000,000  $  20,000   $    784,698  $   (697,027)  $   (192)  $  107,479
                         ----------- ----------  ------------- -------------  ---------- -----------

The accompanying notes are an integral part of these consolidated financial statements.






                  ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                       (A Development Stage Company)
   Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                               Deficit
                                                               Accumulated               Total
                            Common Shares         Additional   During the                Stockholders'
                         ----------------------   Paid-in      Development    Treasury   Equity
                           Shares       Amount    Capital      Stage          Stock      (Deficit)
                        ------------ ----------- ------------  ------------ -----------  -------------
Balance,
December 31, 1992        20,000,000  $   20,000  $   784,698   $  (697,027) $     (192)  $    107,479

Shares issued through
private placement at
$.25 per share               -           -            47,808          -            192         48,000

Cancellation of shares
issued for private
placement                (2,000,000)     (2,000)       2,000          -             -            -

Shares through
private placement
at $.50 per share           332,000         332      165,860          -             -         166,192

Capital contributed
by shareholder               -           -            80,826          -             -          80,826

Net loss for the year
December 1993                -           -            -           (855,206)         -        (855,206)
                        ------------  ----------- ----------- ------------- ----------- --------------
Balance,
December 31, 1993        18,332,000      18,332    1,081,192    (1,552,223)         -        (452,709)

Cancellation of
shares                      (57,000)       (57)           57          -             -             -

Capital contributed
by shareholders              -           -           598,565          -             -         598,565

Net loss for the year
ended December 31, 1994      -           -            -           (383,792)         -        (383,792)
                        ------------  ----------- ------------ ------------ ------------  ------------
Balance
December 31, 1994        18,275,000      18,275    1,679,814    (1,936,025)         -        (237,936)

Cancellation of
shares (Note 5)             (80,000)        (80)     (40,900)         -             -         (40,980)

Capital Contributed
by shareholders              -           -            40,665          -             -          40,665

Net loss for the year
ended December 31, 1995      -           -            -            (56,897)         -         (56,897)
                        ------------ ----------- ------------  ------------ ------------- -------------
Balance
December 31, 1995        18,195,000  $   18,195  $ 1,679,579   $(1,992,922)  $      -     $  (295,148)
                        ============ =========== ============ ============= ==========   ============


The accompanying notes are an integral part of these consolidated financial statements.







            ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                  (A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                               Deficit
                                                               Accumulated               Total
                            Common Shares         Additional   During the                Stockholders'
                         ----------------------   Paid-in      Development    Treasury   Equity
                           Shares       Amount    Capital      Stage          Stock      (Deficit)
                        ------------ ----------- ------------  ------------ -----------  -------------
Balance
December 31, 1995        18,195,000  $   18,195  $ 1,679,579   $(1,992,922) $      -      $  (295,148)

Shares issued to officers
 and directors at $0.05
 per share for services
 rendered                 2,336,200       2,336      114,474         -             -          116,810

Shares issued to officers
 and directors at an
 average price of
 approximately $0.05 per
 share in settlement of
 related party loans      8,919,000       8,919      388,002         -             -          381,921

Shares issued to creditors
 at an average price of
 approximately $0.25 per
 share in settlement of
 accounts payable           920,000         920      228,681         -             -          229,601

Net loss for the year
 ended December 31, 1996       -             -            --      (194,094)        -         (194,094)
                         ---------- ------------ ------------  ------------  ------------  -----------
Balance,
 December 31, 1996       30,370,200  $   30,370  $ 2,410,736   $(2,187,016)   $    -       $  239,090
                         ========== =========== ============   ============ ============= ============





























The accompanying notes are an integral part of these consolidate financial statements.


            ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows


                                                                                From Inception
                                                                                  On February 10,
                                                                                  1986 to
                                     For the Years Ended December 31,             December 31,
                                   1996              1995         1994            1996
                                --------------- --------------- --------------    ----------------
CASH FLOWS FROM OPERATING
ACTIVITIES

Net Loss From Operations        $    (194,094)   $     (56,897)  $   (363,792)    $    (2,187,016)

Adjustments to Reconcile
 Net Cash Provided by
 Operating Activities:
  Depreciation and amortization         6,104            6,322          1,203              23,402
  Loss on disposal of assets            -                              36,492              36,831
  Gain on disposition of debt         (87,584)             -              -               (87,584)
  Common stock issued for
    services rendered                 116,810              -              -               116,810
Changes operating assets
 and liabilities:
  (Increase)decrease in
   employee and shareholder
   advances                             -                  -            9,176               9,176
 Increase (decrease) in accounts
   payable, accrued expenses
   and payroll taxes                  144,993          (10,905)      (260,697)            515,314
                                --------------  ---------------  -------------     ---------------

Net Cash Used by Operating
Activities                           (13,771)          (61,480)      (597,618)         (1,573,067)
                                --------------  ---------------  -------------    ----------------
CASH FLOWS FROM INVESTING
ACTIVITIES

 Investment in inventory             (25,015)              -          (36,589)           (366,143)
 Purchase of fixed assets              -                   -             -                (85,818)
 Payment of organization costs         -                   -             -                   (110)
 Cash from sale of assets              -                   -              970               1,970
 Cash placed in trust                  -                   -           20,000                -
                                --------------  ----------------  ------------    ----------------

 Net Cash Used by Investing
  Activities                    $    (25,015)   $          -      $   (15,619)    $      (450,101)
                                -------------   ----------------  ------------    ----------------



The accompanying notes are an integral part of these consolidated financial statements.










                 ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                   (A Development Stage Company
         Consolidated Statements of Cash Flows(Continued)

                                                                                From Inception
                                                                                  On February 10,
                                                                                  1986 to
                                     For the Years Ended December 31,             December 31,
                                    1996                1995         1994         1996
                                -----------------  -------------- --------------  ----------------
CASH FLOWS FROM FINANCING
ACTIVITIES

 Contribution by stockholders   $           -      $     40,665   $     758,403   $       996,375
 Payment to stockholder                     -               -              -              (13,202)
 Sale of common stock                       -               -              -              876,185
 Cash received from debt
   financing                             45,500          14,040                           409,884
 Cash paid on debt financing                -               -          (138,391)         (239,360)
                                ----------------   -------------  --------------  ----------------
 Net Cash Provided from
  Financing Activities                   45,500          54,705         620,012         2,029,882
                                ----------------   -------------  --------------  ----------------
NET INCREASE (DECREASE)IN CASH            6,714         (6,775)           6,755             6,714

CASH AT BEGINNING OF PERIOD                 -            6,775             -                -
                                ----------------   -------------  --------------   ---------------
CASH AT ENDING OF PERIOD        $         6,714    $        -     $       6,775    $        6,714
                                ================   ============= ===============   ===============
SUPPLEMENTAL CASH FLOWS
INFORMATION:

 CASH PAID FOR:
  Interest                      $           -      $         -    $          -     $        -
  Income taxes                  $           -      $         -    $          -     $        -

 NON CASH FINANCING ACTIVITIES:
  Issuance of stock in
   settlement of debt           $       611,522    $         -    $          -     $      652,358
  Capital contributed by
   shareholders                 $           -      $    40,665    $     598,565    $      639,230



The accompanying notes are an integral part of these consolidated financial statements.

                        ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                              (A Development Stage Company)
                     Notes to the Consolidated Financial Statements
                               December 31, 1996 and 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization
----------------

The financial statements presented are those of Environmental Plasma Arc Technology, Inc. (The Company). The Company was incorporated under the laws of the State of Nevada on February 10, 1986 as Mainstay Investments, Inc. The Company was organized for the purpose of searching out and acquiring or participating in a business or business opportunity. The Company changed its
name in 1987 to Bio-Helix, Inc.   On July 13, 1992, the Company's name was
changed to Concept Gold, Inc., and on September 30, 1992, the shareholders of the Company voted to change the name to Environmental Plasma Arc Technology, Inc. At such time, the Company resolved to issue stock for an agreement between Nu-Arc Scientific, Inc., Edward Taylor and Carole Taylor, which gave the Company exclusive marketing and manufacturing rights of certain patented air purification systems for internal combustion engines and other applications. The Company is currently in the beginning stages of marketing and manufacturing these purification systems, and no significant revenues have been realized from the sale of these purification system units. Accordingly, the Company is classified as a development stage company as defined in SFAS No. 7.

b  Consolidation
-----------------

The consolidated financial statements include those of Environmental Plasma Arc Technology, Inc. and its wholly owned subsidiary EPAT Marketing Corporation. All intercompany accounts have been eliminated in the consolidation.

c.  Work in Process Inventory
-----------------------------

Work in process inventories are stated at the lower of cost or market and consist of the following:

                                     1996          1995
                                    ----------   ----------
     Materials                       $ 277,915   $  277,915
     Labor                              88,228       63,213
                                    ----------   ----------
                                     $ 366,143   $  341,128
                                    ==========   ==========


These costs have been incurred in manufacturing air purification systems for resale. At December 31, 1996 and 1995, the estimated market value was determined to be greater than the cost of the inventory.


                        ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                              (A Development Stage Company)
               Notes to the Consolidated Financial Statements (Continued)
                               December 31, 1996 and 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.  Organization Costs
---------------------

The Company amortized its organization costs, which reflect amounts expended to organize the Company, over sixty months using the straight-line method.

e.  Cash
--------

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

f.  Income Taxes
----------------

No federal taxes have been accrued due to net operating losses in each year presented. The Company has net operating loss carryforwards of approximately $2,184,000 which, begin to expire in 2007 through 2011. No tax benefit has been reported in the consolidated financial statements for the net operating loss carryforward because of the uncertainty that sufficient future income will be generated to offset the losses. The valuation allowance of the loss carryforwards offsets any potential tax benefit.

g.  Reclassifications
---------------------

Certain 1995 and 1994 items have been reclassified to conform to the 1996 presentation.

h.  Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2 - COMMITMENTS AND CONTINGENCIES

The Company was included in a lawsuit as a co-defendant with, Nu-Arc Scientific, Inc., Edward Taylor and Carole Taylor. The litigation concerned the marketing and manufacturing rights of the plasma arc technology, which rights were purchased by the Company. An out of court settlement of cash and stock totaling $23,750 was negotiated on the case. An order dismissing the action was subsequently signed on June 29, 1994.

The Company is involved as a co-defendant in a law suit with Bank One. Bank One instituted a suit against the Company and certain affiliates of the Company seeking to recover certain sums relating to overdrafts in the Company's bank account. On March 18, 1994, the Company and its affiliates entered into a settlement agreement with Bank One. The Company was unable to meet the terms of the settlement agreement and on September 19, 1994 the co-defendants took assignments of the bank's claim. The claims were paid by co-defendants and were contributed to additional paid-in capital.

                        ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                              (A Development Stage Company)
               Notes to the Consolidated Financial Statements (Continued)
                               December 31, 1996 and 1995

NOTE 2 - COMMITMENTS AND CONTINGENCIES (Continued)

During 1996, the Company wrote off accounts payable at $81,012. The statute of limitations has run for the amounts written off, and there have no recent collection actions by the former creditors. The Company believes that the probability that it will be required to pay any of these amounts to be remote.

NOTE 3 - RELATED PARTY TRANSACTIONS AND NOTES PAYABLE - SHAREHOLDERS

All of the original shares issued were "restricted" shares and not to be resold except in compliance with the provisions of Rule 144 promulgated by the Securities and Exchange Commission.


Various shareholders advanced funds to the Company on a short-term basis as needed. The balances owed to the shareholders at December 31, 1996 and 1995 were $2,336 and $241,128, respectively. The notes accrue interest at 12.0%, are due on demand and are unsecured.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                           1996          1995
                                           ----          ----

Automobiles                                $  2,500     $ 2,500
Equipment                                     1,920       1,920
Furniture and fixtures                          497         497
Promotional video                            25,597      25,597
                                             ------      ------
     Total                                   30,514      30,514

Less accumulated depreciation               (14,449)     (8,345)
                                             -------     -------

                                           $ 16,065     $ 22,169
                                            -------      -------

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Depreciation expense for the years ended December 31, 1996 and 1995 was $6,104 and $6,322, respectively.

NOTE 5 - STOCKHOLDER TRANSACTIONS

On September 25, 1992, stockholders ratified an agreement dated August 10, 1992 to purchase the manufacturing and marketing rights of air purification systems held by Nu-Arc Scientific, Inc., Edward Taylor and Carole Taylor. The agreement provided that 70% of the total issued and outstanding stock would be owned by Nu-Arc Scientific, Inc. and the Taylors, 10% would go to an investor group for services, 10% would issued for a private placement and 10% would be held by the shareholders of Concept Gold, Inc.

                        ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                              (A Development Stage Company)
               Notes to the Consolidated Financial Statements (Continued)
                               December 31, 1996 and 1995

NOTE 5 - STOCKHOLDER TRANSACTIONS (Continued)

In November of 1992, the Company issued 14,000,000 shares for the marketing and manufacturing rights to the "Plasma Arc Technology." The value of the rights was recorded at predecessor cost which was $-0-.

Also in November of 1992, the Company issued 2,000,000 shares to an investor group for services performed, and 2,000,000 shares were issued and kept in treasury for the private placement. 1,808,000 shares were sold for cash of $455,500 with the remaining 192,000 shares remaining in treasury at December 31, 1992. During 1993 the remaining 192,000 shares were sold for cash at $0.25 per share.

In June 1993, the board of directors approved the cancellation of 2,000,000 shares issued to Nu-Arc Scientific, Inc.

In July of 1993, the Company issued 332,000 shares of common stock for cash at $0.50 per share.

As mentioned in Note 3, Nu-Arc Scientific, Inc. sold some of its stock in the Company to pay liabilities incurred by the Company, with the remainder being contributed to capital.

During 1993, Edward Taylor and Carole Taylor, major shareholders of the Company, filed for bankruptcy. Their stock was sold at a sheriff's sale to a group of investors and certain shareholders of the Company, thus changing the majority control of the Company. In 1994 some of these shares were used to settle debts of the Company. (See Note 8)

During 1994, the board of directors approved the cancellation of 57,000 shares issued to Nu-Arc Scientific, Inc.

During 1995, 80,000 shares issued to a vendor in lieu of the payment were returned to the Company and were canceled. The corresponding liability was added back to accounts payable.

NOTE 6 - GOING CONCERN

The Company's financial statements prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not yet realized significant revenue from the sale of the purification systems, and must rely on proceeds from stock sales to continue operations. The Company plans to continue to market the systems in order to increase revenues to a level sufficient to support operations. Until these sales levels are reached, without realization of additional adequate financing, it would be unlikely that the Company will be able to pursue and realize its objectives.

                        ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                              (A Development Stage Company)
               Notes to the Consolidated Financial Statements (Continued)
                               December 31, 1996 and 1995

NOTE 7 - NOTE PAYABLE

Notes payable at December 31, 1996 and 1995 are as follows:

                                                   1996          1995
                                                   ----          ----
Note payable to an individual, interest at
12%, was due on demand and was unsecured.         $   -        $ 2,485
                                                   ======       =======

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

During 1996, the Company settled accounts payable of $229,601 by issuing 920,000 shares of its common stock. The Company also settled shareholder loans totaling $381,921 by issuing 8,919,000 shares of its common stock.

NOTE 9 - INTANGIBLE ASSETS

In November of 1993, a group of investors and certain shareholders of the Company acquired the patent rights of the "Plasma Arc Technology". The group of investors and certain shareholders of the Company contributed the patent to the Company. No dollar value has been assigned to the patent.