Form 10QSB
period 1997-03-31
ENVIRONMENTAL PLASMA ARC TECHNOLOGY INC
filed 1997-05-14
CIK 790024

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                           FORM 10-QSB


            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997
Commission File Number 33-3385

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

                          (801) 323-2394
                                --------------
         (Issuer's telephone number including area code)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes                No   XX

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of March 31, 1997, the Issuer had issued and outstanding an aggregate of 30,370,000 common voting shares, par value $0.001.

                  PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            The unaudited financial statements of Environmental Plasma Arc Technology, Inc. ("the Company") for the quarter ended March 31, 1997 are attached hereto and incorporated by reference.

ITEM 2.     PLAN OF OPERATION.

            The Company had no revenues from operations for its quarter ended March 31, 1997, nor for the corresponding quarter for the period of this report, ended March 31, 1996, nor for the fiscal year ended December 31, 1996.

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

            On April 15, 1997, the Company executed a letter of intent with Environmental Water Systems, Inc. Of Denver, Colorado ("EWS") to acquire EWS as a subsidiary. Upon consummation of this transaction, the Company will own 85% of the outstanding stock of EWS. EWS has an advanced technology for the purification of industrial waste water and currently has several commercial sites in operation. The Company anticipates that this acquisition will give the Company a broader base in the environmental pollution abatement industry. In addition, EWS has an established network of environmental equipment marketers who could be beneficial to the Company in promoting the commercial application of the EPAT Technology.

            On April 21, 1997, the Company's Board of Directors recommended, and a majority of the Company's shareholders approved by written consent, the following actions: first, the transfer of all of the Company's assets and liabilities to a newly formed, wholly owned subsidiary corporation of the Company formed under the laws of the State of Delaware; and second, a reverse split of the Company's common stock on a one for ten basis. This reverse split took effect on May 2, 1997.


                   PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            On April 25, 1997, the Company entered into a confidential settlement agreement with the plaintiffs in the matter of Philip and Mary Sarver v. Nu Arc Scientific, Edward and Carole Taylor, and Environmental Plasma Arc Technology, Inc. As specified in such agreement, the exact terms of this settlement agreement may not be disclosed. The settlement agreement releases the Company from any and all liabilities and future liabilities with respect to the subject matter of this case. The Company, however, maintains the right to pursue both Nu Arc Scientific and Edward and Carole Taylor for indemnification of the settlement amount.

            Other than as set forth above, as of March 31, 1997, the Company is not a party to any proceedings or threatened proceedings other than those discussed in its Report on Form 10-KSB for its year ended December 31, 1996, which discussion, pursuant to Rule 12b-23, is incorporated herein by this reference. There have been no material developments in any legal proceedings reported on in the Form 10-KSB for the year ended December 31, 1996, nor are there any new proceedings or threatened proceedings to which the Company is a party or threatened to be made a party.

ITEM 2.     CHANGES IN SECURITIES

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) The following exhibits are attached hereto and incorporated herewith.

Exhibit #                                         Description

27          Financial Data Schedule

            (b) No Reports on 8-K were filed during the quarter ended March 31, 1997.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

     DATED this 9th day of May, 1997.

                          ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.


                          By:/s/ Mitchell T. Godfrey
                             -----------------------------------
                                 Mitchell T. Godfrey
                                 President





















            ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                  (A Development Stage Company)

                Consolidated Financial Statements

                     March 31, 1997 and 1996

                           (Unaudited)










































            ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                  (A Development Stage Company)
              Unaudited Consolidated Balance Sheets

                              ASSETS
                             --------
                                                MARCH 31,        DECEMBER 31,
                                                  1997               1996
                                               --------------   -------------
CURRENT ASSETS:
    Cash                                       $        749      $    6,714
                                               --------------   -------------
      Total Current Assets                              749           6,714
                                               --------------   -------------
PROPERTY AND EQUIPMENT (Note 4)                      16,065          16,065
                                               --------------   -------------
OTHER ASSETS:
    Work in process inventory (Note 1)              381,143         366,143
                                               --------------   -------------

       Total Other Assets                           381,143         366,143
                                               --------------   -------------
       TOTAL ASSETS                            $    397,957     $   388,922
                                               ==============   =============

          LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable                           $     98,501     $    98,501
    Accrued expenses                                 16,325          16,325
    Payroll taxes payable                            32,670          32,670
    Notes payable   shareholders (Note 3)            24,336           2,336
                                               --------------   --------------
       Total Current Liabilities                    171,832         149,832
                                               --------------   --------------
COMMITMENTS AND CONTINGENCIES (Note 2)                  -               -

STOCKHOLDERS' EQUITY:
    Common stock, $0.001 par value;
      50,000,000 shares authorized,
      30,370,200 shares issued and
      Outstanding                                    30,370          30,370
    Additional paid-in capital                    2,410,736       2,410,736
    Stock subscription receivable                   (15,000)        (15,000)
    Deficit accumulated during the
      development stage                          (2,199,981)     (2,187,016)
                                              ---------------   --------------
        Total Stockholder's Equity                  226,125         239,090
                                              ---------------   --------------
        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                  $     397,957     $   388,922
                                              ===============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

            ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                  (A Development Stage Company)
         Unaudited Consolidated Statements of Operations


                                                   For the Three Months
                                                     Ended March 31,
                                                     --------------
                                                 1997              1996
                                             ---------------  ---------------

REVENUE                                      $     -          $      -

EXPENSES
   Selling expense                                 -                 -
   Depreciation and amortization                   -                  6,104
   Research and development                        -                111,281
   General and administrative                      12,965           138,069
                                             --------------   ----------------
       Total Expenses                              12,965           255,454
                                             --------------   ----------------

OPERATING LOSS                                    (12,965)         (255,454)

OTHER INCOME (EXPENSE)
   Gain on disposition of debt (Note 2)            -                 87,584
   Interest                                        -                (26,224)
                                             --------------   ----------------
       Total Other Income (Expense)                -                 61,360
                                             --------------   ---------------
NET LOSS                                     $    (12,965)    $    (194,094)
                                             ==============   ================


WEIGHTED AVERAGE LOSS
  PER SHARE                                  $     ( 0.00)    $       (0.01)
                                             ==============   ================
















The accompanying notes are an integral part of these consolidated financial statements.

            ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                  (A Development Stage Company)
         Unaudited Consolidated Statements of Cash Flows



                                                   For the Three Months
                                                     Ended  March 31,
                                                1997                1996
                                            ----------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (Loss) from operations        $       (12,965)   $     (12,266)

   Adjustments to reconcile net cash
    provided by operating activities
       Depreciation                                    -               6,104
       Increase (decrease) in accrued expenses         -              (9,844)
                                            ----------------   ---------------
         Net Cash used by operating activities      (12,965)         (20,480)
                                            ----------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Investment in inventory                          (15,000)
   Cash received from debt financing                 22,000           20,480
                                            ----------------   ---------------
     Net cash provided from financing
           activities                                 7,000           20,480
                                            ----------------   ---------------
Net increase (decrease) in cash                     ( 5,965)             -
                                            ----------------   ---------------
Cash at beginning of period                           6,714              -
                                            ----------------   ---------------
Cash at ending of period                    $           749              -
                                            ================   ===============

















The accompanying notes are an integral part of these consolidated financial statements.

            ENVIRONMENTAL PLASMA ARC TECHNOLOGY INC.
                  (A Development Stage Company)
         Notes to the Consolidated Financial Statements
                          March 31, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

The financial statements presented are those of Environmental Plasma Arc Technology, Inc. (The Company). The Company was incorporated under the laws of the State of Nevada on February 10, 1986 as Mainstay Investments, Inc. The Company was organized for the purpose of searching out and acquiring or participating in a business or business opportunity. In 1987, the Company changed its name to Bio-Helix, Inc. On July 13, 1990, the Company's name was changed to Concept Gold, Inc., and on September 30, 1992, the shareholders of the Company voted to change the name to Environmental Plasma Arc Technology, Inc. At such time, the Company resolved to issue stock for an agreement between Nu-Arc Scientific, Inc., Edward Taylor and Carole Taylor, which gave the Company exclusive marketing and manufacturing rights of certain patented air purification systems for internal combustion engines and other applications. The Company is currently in the beginning stages of marketing and manufacturing these purification systems, and no significant revenues have been realized from the sale of these purification system units. Accordingly, the Company is classified as a development stage company as defined in SFAS No. 7.

b. Consolidation

The consolidated financial statements include those of Environmental Plasma Arc Technology, Inc. and its wholly-owned subsidiary, EPAT Marketing Corporation. All intercompany accounts have been eliminated in the consolidation.

c. Work in Process Inventory

Work in process inventories are stated at the lower of cost or market and consist of the following:

                                             March 31,
                                               1997
                                           -------------
      Materials                            $   277,915
      Labor                                    103,228
                                           -------------
                                           $   381,143
These costs have been incurred in manufacturing air purification systems for resale. At March 31, 1997, the estimated market value was determined to be greater than the cost of the inventory.

            ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                  (A Development Stage Company)
   Notes to the Consolidated Financial Statements (Continued)
                          March 31, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d. Organization Costs

The Company amortized its organization costs, which reflect amounts expended to organize the Company, over sixty months using the straight-line method.

e. Cash

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

f. Income Taxes

No federal income taxes have been accrued due to net operating losses in each year presented. The Company has net operating loss carryforwards of approximately $2,184,000 which begin to expire in 2007 through 2011. No tax benefit has been reported in the consolidated financial statements for the net operating loss carryforward because of the uncertainty that sufficient future income will be generated to offset the losses. The valuation allowance of the loss carryforwards offsets any potential tax benefit.

g. Estimates

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

NOTE 2 - COMMITMENTS AND CONTINGENCIES

The Company was included in a lawsuit as a co-defendant with Nu-Arc Scientific, Inc., Edward Taylor and Carole Taylor. The litigation concerned the marketing and manufacturing rights of the plasma arc technology, which rights were purchased by the Company. An out of court settlement of cash and stock totaling $23,750 was negotiated on the case. An order dismissing the action was subsequently signed on June 29, 1994.

The Company is involved as a co-defendant in a lawsuit with Bank One. Bank One instituted a suit against the Company and certain affiliates of the Company seeking to recover certain sums relating to overdrafts in the Company's bank account. On March 18, 1994 the Company and its affiliates entered into a settlement agreement with Bank One. The Company was unable to meet the terms of the settlement agreement and on September 19, 1994, the co-defendants took assignments of the bank's claim. The claims were paid by co-defendants and were contributed to additional paid-in capital.

            ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                  (A Development Stage Company)
   Notes to the Consolidated Financial Statements (Continued)
                          March 31, 1997

NOTE 2 - COMMITMENTS AND CONTINGENCIES (Continued)

During 1996, the Company wrote off accounts payable of $81,012. The statute of limitations has run for the amounts written off, and there have been no recent collection actions by the former creditors. The Company believes that the probability that it will be required to pay any of these amounts to be remote.

NOTE 3 - RELATED PARTY TRANSACTIONS AND NOTES PAYABLE - SHAREHOLDERS

All of the original common shares issued were "restricted" shares and not to be resold except in compliance with the provisions of Rule 144 promulgated by the Securities and Exchange Commission.

Various shareholders advanced funds to the Company on a short-term basis as needed. The balances owed to the shareholders at March 31, 1997 were $24,336. The notes accrue interest at 12.0%, are due on demand and are unsecured.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31:

               Automobiles              $    2,500
               Equipment                     1,920
               Furniture and fixtures          497
               Promotional video            25,597
                                        -----------
                   Total                    30,514
               Less accumulated
                      depreciation         (14,449)
                                        -----------
                                        $   16,065
                                        ===========

Property and equipment are recorded at cost. Depreciation is provided using the straightline method over the estimated useful lives of the related assets.

NOTE 5 - STOCKHOLDER TRANSACTIONS

On September 25, 1992, stockholders ratified an agreement dated August 10, 1992, to purchase the manufacturing and marketing and manufacturing rights of air purification systems held by Nu-Arc Scientific, Inc., Edward Taylor and Carole Taylor. The agreement provided that 70% of the total issued and outstanding stock would be owned by Nu-Arc Scientific, Inc. and the Taylors, 10% would go to an investor group for services, 10% would be issued for a private placement and 10% would be held by the shareholders of Concept Gold, Inc.

            ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                   A Development Stage Company)
    Notes to the Consolidated Financial Statements (Continued)
                          March 31, 1997

NOTE 5 - STOCKHOLDER TRANSACTIONS (Continued)

In November of 1992, the Company issued 14,000,000 shares for the marketing and manufacturing rights to the "Plasma Arc Technology." The value of the rights was recorded at predecessor cost which was $-0-.

Also in November of 1992, the Company issued 2,000,000 shares to an investor group for services performed and 2,000,000 shares were issued and kept in treasury for the private placement. 1,808,000 shares were sold for cash of $455,500 with the remaining 192,000 shares remaining in treasury at December 31, 1992. During 1993, the remaining 192,000 shares were sold for cash at $0.25 per share.

In June of 1993, the board of directors approved the cancellation of 2,000,000 shares issued to Nu-Arc Scientific, Inc.

In July of 1993, the Company issued 332,000 shares of common stock for cash at $0.50 per share.

As mentioned in Note 3, Nu-Arc Scientific, Inc. sold some of its stock in the Company to pay liabilities incurred by the Company, with the remainder being contributed to capital.

During 1993, Edward Taylor and Carole Taylor, major shareholders of the Company, filed for bankruptcy. Their stock was sold at a sheriff's sale to a group of investors and certain shareholders of the Company, thus changing the majority control of the Company. In 1994, some of these shares were used to settle debts of the Company (see Note 8).

During 1994, the board of directors approved the cancellation of 57,000 shares issued to Nu-Arc Scientific, Inc.

During 1995, 80,000 shares issued to a vendor in lieu of payment were returned to the Company and were canceled. The corresponding liability was added back to accounts payable.

NOTE 6 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not yet realized significant revenue from the sale of the purification systems, and must rely on proceeds from stock sales to continue operations. The Company plans to continue to market the systems in order to increase revenues to a level sufficient to support operations. Until these sales levels are reached, without realization of additional adequate financing, it would be unlikely that the Company will be able to pursue and realize its objectives.

            ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                  (A Development Stage Company)
   Notes to the Consolidated Financial Statements (Continued)
                          March 31, 1997

NOTE 7 - STOCK SETTLEMENTS

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

NOTE 8 - INTANGIBLE ASSETS

In November of 1993, a group of investors and certain shareholders of the Company acquired the patent rights of the "Plasma Arc Technology". The group of investors and certain shareholders of the Company contributed the patent to the Company. No dollar value has been assigned to the patent.