Form 10QSB
period 1997-06-30
ENVIRONMENTAL PLASMA ARC TECHNOLOGY INC
filed 1997-08-14
CIK 790024

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                           FORM 10-QSB

            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997
Commission File Number 33-3385

            ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
            -----------------------------------------
(Exact name of small business issuer as specified in its charter)

              Nevada                         87-0430816
--------------------------------      --------------------------------------
(State or other jurisdiction          (I.R.S. Employer Identification Number)
of incorporation or organization)

  215 South State Street, Suite 1100, Salt Lake City, Utah 84111
 ----------------------------------------------------------------
             (Address of principal executive offices)
                            (Zip Code)

                          (801) 323-2394
                         ----------------
         (Issuer's telephone number including area code)

          Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [XX]            No [  ]

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          As of June 30, 1997, the Issuer had issued and outstanding an aggregate of 3,037,004 common voting shares, par value $0.001.

                  PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
           --------------------

          The unaudited financial statements of Environmental Plasma Arc Technology, Inc. ("the Company") for the quarter ended June 30, 1997 are attached hereto and incorporated by reference.

ITEM 2.    PLAN OF OPERATION
           -----------------

          The Company is a holding company which owns two subsidiaries, Environmental Water Systems, Inc., a Nevada corporation ("EWS"), and EPAT, Inc., a Delaware corporation ("EPAT"). In addition, the Company is actively seeking to acquire additional businesses involved in the environmental industry.
          The Company had $23,991 in revenues from operations for the quarter ended June 30, 1997, The Company had no revenues from operations for any other period relevant to this report, including the quarter ended June 30, 1996.

ENVIRONMENTAL WATER SYSTEMS, INC.
---------------------------------

          The Board of Directors of the Company approved a plan for the Company to acquire substantially all of the issued and outstanding shares of Environmental Water Systems, Inc. ("EWS") on June 7, 1997. This Acquisition was completed on July 21, 1997.

          EWS was incorporated in 1995 in the State of Nevada and operates with corporate headquarters in Denver, Colorado. EWS's primary business is providing turn-key waste water treatment systems. This turn-key solution includes marketing, designing, manufacturing, installation and maintenance of its patented and proprietary industrial waste water systems. EWS initially obtained a marketing and manufacturing license for a patented electrocoagulation reaction chamber. Since obtaining this license, EWS has further developed technology which, when combined with the aforementioned, provides a complete wastewater treatment system for industries whose wastewater contains heavy metals, emulsified oil and other organic and inorganic matter. To date the EWS system is in use by several businesses in the greater Denver, Colorado area.

         In addition to the design of systems, EWS has a complete water testing laboratory to support the specific design of treatment systems and to continue a very aggressive research and development program which will open additional markets.

          The EWS Technical Team is comprised of over 30 professionals that specialize in different technologies used in the treatment of wastewater.
Many members of the Team have one or more Doctorate Degrees in the areas of chemistry, metallurgy and electronics. In the customer evaluation process the Team studies the specific needs of the customer and a customized waste water treatment system is designed utilizing the patented and proprietary systems licensed and owned by EWS.

         -The Market-

          In the past 20 years the United States government and other governments throughout the world have enacted many environmental laws. The U.S. Environmental Protection Agency ("EPA") has established progressively stricter discharge standards based on Best Demonstrated Available Technology, with the ultimate goal being ZERO DISCHARGE and the restoration of ground water to drinking water standards. Industry throughout the world is now being forced by government regulation to clean up their discharge water. With these mandates being enforced, there is a need for effective and economical treatment systems. These systems must accommodate the most stringent water users today and in the future.

          There are many different technologies dealing with water treatment in the market today. None of these use the same type of technology as the patented and proprietary component of the EWS Treatment System. Industry has used chemicals and forms of filtration devices to clean its waste water to date. EWS does not use these systems as its key technology. Through the use of existing filtration systems and the EWS patented and proprietary process, EWS's system results in significantly less harmful particulates in the discharge water with lower overall operational costs.

          -Competition-

          The Company is aware of no other companies in the water purification business using the same type of technology which makes up the basic component of the proprietary EWS Treatment System. The industry has and currently is using chemicals or some types of filtration systems as key parts of their systems to clean the water. EWS can supply its customers with a complete treatment system or can retrofit specific components to an existing treatment system, often lowering overall system operating cost. EWS combines its treatment system with the customer's existing treatment system resulting in a reduction in overall operational costs and compliance with water discharge requirements.

EPAT, INC.
---------

          EPAT is continuing to document and engineer it's air purification system. The EPAT Technology is an electro-mechanical system that has proven, in monitored trials, that it is capable of reducing air pollutants from commercial and industrial facility discharge systems by means of an electrical field. The process uses "non-thermal plasmas" generated by electric arcs and coronas that energize air stream molecules and remove pollutants by causing them to undergo molecular changes. Research engineers retained by the Company believe that the applications of this process have potential to be used by oil refineries, steel production plants, public utility power plants, cogeneration facilities, chemical products, commercial printers, waste disposal facilities, incinerators and other discharge facilities.

          The research engineers retained by EPAT are currently in the process of testing a prototype configuration of the EPAT Technology. Tests of the EPAT Technology have occurred, among others, on biomedical incineration and commercial printing facilities. These tests were conducted by independent testing agencies that measured removal rates of pollutants in industrial discharge. Such tests of the EPAT prototype offers considerable promise for the development of the EPAT Technology for numerous applications, although there can be no assurance that such development will be successful.

          -Marketing Strategy-

          EPAT's short-term marketing strategy is to install a test/demonstration unit at a host facility, which would agree to purchase a system from the Company at such time as the unit demonstrates its effectiveness. It is intended that a complete set of third party tests will be conducted at this site to evaluate the capabilities and effectiveness of the EPAT Technology. Other opportunities will be sought to install units for other applications that are compatible with the current stage of development of the EPAT Technology in an attempt to attain technical credibility for the systems. Assuming the EPAT Technology is demonstrated to be successful in effectively removing and reducing air pollutants, of which there can be no assurance, it is anticipated that the devices using the EPAT Technology will be manufactured in various sizes, and would be capable of removing and reducing emissions of a wide range of pollutants and compounds and of providing either primary or secondary air stream treatment.

         -Competition-

          If EPAT is able to develop a product using the EPAT Technology that is demonstrated to be effective in removing or reducing air pollutants, the Company believes that the EPAT Technology can compete effectively with other technologies currently available. These include, for example, scrubbers, electrostatic precipitators, catalytic converters, carbon absorption systems, filtration devices, thermal incinerators and other methods of controlling emissions. If a system using the EPAT Technology is successfully developed, of which there can be no assurance, the Company believes that such system will compete favorably in a number of areas. The Company's system is intended to reduce multiple pollutants in a single process, while most currently existing systems are effective in reducing only one pollutant in the air stream and require by-product removal and clean-up. The Company believes that its system will most likely compete favorably in the area of initial cost, the costs of continued maintenance and effectiveness. The Company faces substantial competition, however, from conventional environmental control methods and may compete with companies that have more extensive research, marketing and manufacturing capabilities and significantly greater financial, technical and personnel resources than the Company.

          -Patent and Patent Applications-

          The Company has been issued a patent relating to the EPAT Technology from the United States Patent and Trademark Office and has filed patent applications in several foreign jurisdictions. The Company may seek additional patents with respect to the EPAT Technology in the United States and internationally.

                   PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
            -----------------

          On April 25, 1997, the Company entered into a confidential settlement agreement with the plaintiffs in the matter of Philip and Mary Sarver v. Nu Arc Scientific, Edward and Carole Taylor, and Environmental Plasma Arc Technology, Inc. As specified in such agreement, the exact terms of this settlement agreement may not be disclosed,. The settlement agreement releases the Company from any and all liabilities and future liabilities with respect to the subject matter of this case. The Company, however, maintains the right to pursue both Nu Arc Scientific and Edward and Carole Taylor for indemnification of the settlement amount.

          Other than as set forth above, as of June 30, 1997, the Company is not a party to any proceedings or threatened proceedings other than those discussed in its Report on Form 10-KSB for its year ended December 31, 1996, which discussion, pursuant to Rule 12b-23, is incorporated herein by this reference. There have been no material developments in any legal proceedings reported on in the Form 10-KSB for the year ended December 31, 1996, nor are there any new proceedings or threatened proceedings to which the Company is a party or threatened to be made a party.

ITEM 2.     CHANGES IN SECURITIES
            ---------------------

          None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            -------------------------------

          None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

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

ITEM 5.     OTHER INFORMATION
            -----------------

          None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

          (a) The following exhibits are attached hereto and incorporated herewith.

Exhibit #   Description
---------   -----------
27          Financial Data Schedule

          (b)     No Reports on 8-K were filed during the quarter ended June
30, 1997.
                         SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

     DATED this 13th day of August, 1997.

                    ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.



                    By: /s/John W. Peters
                        ------------------------
                          John W. Peters
                          President and Chairman of the Board of Directors

























            ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                  (A Development Stage Company)

                Consolidated Financial Statements

                      June 30, 1997 and 1996

                           (Unaudited)













































            ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                  (A Development Stage Company)
           Unaudited Consolidated Financial Statements

                              ASSETS
                              ------
                                                JUNE 30,      DECEMBER 31,
                                                  1997           1996
                                                  ----           ----
CURRENT ASSETS:
Cash                                            $    6,909    $     6,714
Accounts receivable                                 25,085             -
Inventory                                           50,903
                                                 ---------
     Total Current Assets                           82,897          6,714
                                                 ---------     ----------
PROPERTY AND EQUIPMENT (Note 4)                    187,386         16,065
                                                  ---------     ----------
OTHER ASSETS:
Work in process inventory (Note 1)                 381,143        366,143
Minority interest                                   31,691             -
Goodwill                                         4,073,434             -
Other                                                2,500             -
                                                 ---------     ----------
     Total Other Assets                          4,488,768        388,143
                                                 ---------     ----------
     TOTAL ASSETS                               $4,759,051    $   388,922
                                                ==========    ===========

              LIABILITIES AND STOCKHOLDERS (DEFICIT)
                    --------------------------------------

CURRENT LIABILITIES:
  Accounts payable                              $  159,696    $   98,501
  Accrued expenses                                  16,325        16,325
  Payroll taxes payable                             37,710        32,670
  Notes payable - shareholders (Note 3)            257,202         2,336
                                                 ---------     ---------
     Total Current Liabilities                     470,933       149,832
                                                 ---------     ---------

COMMITMENTS AND CONTINGENCIES (Note 2)                -             -

STOCKHOLDERS' EQUITY:
 Common Stock, $0.001 par value;
 50,000,000 shares
 Authorized, 6,037,020 shares issued and
 outstanding                                         6,037        30,370
 Additional paid-in capital                      6,485,069     2,410,736
 Stock subscription receivable                     (15,000)      (15,000)
 Deficit accumulated during the
 development stage                              (2,187,988)   (2,187,016)
                                                 ---------     ---------
     Total Stockholder's Equity                  4,288,118       239,090
                                                 ---------     ---------
     TOTAL LIABILITIES AND
       STOCKHOLDERS EQUITY                      $4,759,051    $  388,922
                                                ==========    ==========
The accompanying notes are an integral part of these consolidated financial statements.

            ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                  (A Development Stage Company)
         Unaudited Consolidated Statements of Operations

                                                 For the Three Months
                                                      Ended June 30,
                                                   1997           1996
                                                ----------    -----------
REVENUE                                         $   23,991     $   -

COST OF GOODS SOLD                                   5,871         -
                                                 ---------    -----------

     Gross Profit                                   18,120         -

EXPENSES
 Selling expense                                    10,774         -
 Depreciation and amortization                        -             6,104
 Research and development                            6,301        111,281
 General and administrative                        207,441        138,069
                                                 ---------      ---------

     Total Expenses                                224,517        255,454
                                                 ---------      ---------

OPERATING LOSS                                    (206,395)      (255,454)

OTHER INCOME (EXPENSE)
 Gain on disposition of debt (Note 2)                 -            87,584
 Minority Interest                                  24,535
 Interest                                           (2,035)       (26,224)
                                                 ----------     ----------

     Total Other Income (Expense)                   22,500         61,360
                                                 ----------     ----------

NET LOSS                                        $ (183,895)     $(194,094)
                                                ===========     ==========

WEIGHTED AVERAGE LOSS
 PER SHARE                                      $    (0.03)     $   (0.01)
                                                ===========     ==========

The accompanying notes are an integral part of these consolidated financial statements.
















            ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                  (A Development Stage Company)
         Unaudited Consolidated Statements of Operations

                                                  For the Three Months
                                                     Ended June 30,
                                                   1997           1996
                                                -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (Loss) from operations              $ (204,505)    $   (12,266)

Adjustments to reconcile net cash provided
 by operating activities
     (Increase) decrease in accounts receivable    (12,085)          -
     Depreciation                                    -               6,104
     (decrease) in minority interest               (35,938)          -
     (Increase) in inventories                     (39,403)          -
     Increase in accounts payable                   34,941           -
     Increase (decrease) in current liabilities     (1,248)         (9,844)
                                                 ----------    ------------

       Net Cash (used by) operating activities    (294,238)        (20,480)
                                                 -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property & equipment              (27,689)          -
                                                 ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in notes payable                     304,944         20,480
     Cash received in acquisition                   17,178         20,480
                                                 ----------     ----------

     Net cash provided from financing activities   322,122         20,480
                                                 ----------     ----------
Net increase (decrease) in cash                        195           -
                                                 ---------      ----------
Cash at beginning of period                          6,714           -
                                                 ---------      ----------
Cash at ending of period                        $    6,909           -
                                                ==========      ==========


The accompanying notes are an integral part of these financial statements.
















            ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                          June 30, 1997



NOTE 1 - ACQUISITION OF NEW SUBSIDIARY

     On June 20, 1997 the Company acquired Environmental Water Systems in a share exchange that qualified as a pooling of interests. The Company issued 3,000,000 shares of restricted stock for 87% of the outstanding stock of the subsidiary. The balance sheet and income statement reflect the combined numbers of the companies as of June 30, 1997 with intercompany accounts eliminated in the consolidation. 1996 numbers are those of the parent company only.

NOTE 2 - STOCK TRANSACTIONS

     On May 2, 1997 the company effected a 10 to 1 reverse split of its common stock, issuing one share of stock for each ten shares held by stockholders. The reverse split did not affect the par value of the stock.