Form 10QSB
period 1997-09-30
ENVIRONMENTAL PLASMA ARC TECHNOLOGY INC
filed 1997-11-14
CIK 790024

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                           FORM 10-QSB


            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997
Commission File Number 33-3385

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

          Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes xx    No

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           As of September 30, 1997, the Issuer had issued and outstanding an aggregate of 6,697,004 common voting shares, par value $0.001.

















                  PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

          The unaudited financial statements of Environmental Plasma Arc Technology, Inc. ("the Company") for the quarter ended September 30, 1997 are attached hereto and incorporated by reference.



ITEM 2.     PLAN OF OPERATION.

          The Company is a holding company which owns two subsidiaries, Environmental Water Systems, Inc., a Nevada corporation ("EWS"), and EPAT, Inc., a Delaware corporation ("EPAT"). In addition, the Company is actively seeking to acquire additional businesses involved in the environmental industry.

          The Company has $27,492 in revenues from operations for the quarter ended September 30, 1997 as compared to $48,929 in revenues for the previous quarter which ended on June 30, 1997. The Company has no revenues from operations for any other period relevant to this report, including the quarter ending on September 30, 1997.

ENVIRONMENTAL WATER SYSTEMS, INC.

          The Board of Directors of the Company approved a plan for the Company to acquire substantially all of the issued and outstanding shares of Environmental Water Systems, Inc. ("EWS") on June 7, 1997. This Acquisition was completed on July 21, 1997.

          EWS was incorporated in 1995 in the State of Nevada and operates with corporate headquarters in Denver, Colorado. EWS's primary business is providing turn-key waste water treatment systems. This turn-key solution includes marketing, designing, manufacturing, installation and maintenance of its patented and proprietary industrial waste water systems. EWS initially obtained a marketing and manufacturing license for a patented electrocoagulation reaction chamber. Since obtaining this license, EWS has further developed technology which, when combined with the aforementioned, provides a complete wastewater treatment system for industries whose wastewater contains heavy metals, emulsified oil and other organic and inorganic matter. To date the EWS system is in use by several businesses in Colorado, Mississippi, California and Louisiana.

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





          The Market
          ----------

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

          Competition
          -----------

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

          Marketing Strategy
          ------------------

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

ITEM 2.     CHANGES IN SECURITIES

          On June 20, 1997 the Company issued 3,000,000 shares of its common stock to complete its obligations under the Share Exchange Agreement entered into between the Company and Environmental Water Systems, Inc. An additional 660,000 shares of the Company's common stock was issued on August 15, 1997 for the release of the Company from certain indebtedness evidenced by promissory notes that were in default. All shares were issued pursuant to applicable exemptions from the registration requirements of the Securities Act of 1933 as amended and are restricted securities as that term is defined by Reg. 230.144(a)(3).

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.     OTHER INFORMATION

          None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

          (a) The following exhibits are attached hereto and incorporated herewith.



Exhibit #      Description
---------      ------------
27             Financial Data Schedule

          (b)    The Company filed a Report on Form 8-K on September 9, 1997.


                         SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

     DATED this 14th day of November, 1997.

                    ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.



                    By:/s/ John W. Peters
                       ------------------
                       John W. Peters
                       President and Chairman of the Board of Directors







            ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                  (A Development Stage Company)

                Consolidated Financial Statements

                   September 30, 1997 and 1996

                           (Unaudited)















































             ENVIRONMENTAL PLASM ARC TECHNOLOGY, INC.
                  (A Development Stage Company)
           Unaudited Consolidated Financial Statements

                              ASSETS
                              ------
                                                September 30,     DECEMBER 31,
                                                  1997            1996
                                                  ----            ----
CURRENT ASSETS:
 Cash                                           $   38,933        $    6,714
 Accounts receivable                                13,135                -
 Inventory                                          66,734
                                                 ---------
     Total Current Assets                          118,802             6,714
                                                 ---------        ----------

PROPERTY AND EQUIPMENT                            216,914             16,065
                                                 ---------        ----------
OTHER ASSETS:
 Work in process inventory                         381,143           366,143
 Goodwill                                        4,105,124               -
 Other                                               2,500               -
                                                 ---------        ----------
     Total Other Assets                          4,488,767           366,143
                                                 ---------        ----------

     TOTAL ASSETS                               $4,824,483        $  388,922
                                                ==========        ===========

              LIABILITIES AND STOCKHOLDERS (DEFICIT)
                    --------------------------------------

CURRENT LIABILITIES:
  Accounts payable                              $ 227,152         $   98,501
  Accrued expenses                                 16,325             16,325
  Payroll taxes payable                            74,216             32,670
  Notes payable - shareholders                    383,836              2,336
                                                ---------         ----------
     Total Current Liabilities                    701,529            149,832
                                                ---------         ----------
COMMITMENTS AND CONTINGENCIES                        -                -

STOCKHOLDERS' EQUITY:
 Common Stock, $0.001 par value;
  50,000,000 shares Authorized,
   6,037,020 shares issued
    and outstanding (Notes 1 & 2)                   6,037             30,370
 Additional paid-in capital (Note 1)            6,485,069          2,410,736
 Stock subscription receivable                    110,000            (15,000)
 Deficit accumulated during the
     development stage                         (2,478,152)        (2,187,016)
                                                 ---------        ----------
     Total Stockholder's Equity                 4,122,954            239,090
                                                 ---------        ----------
     TOTAL LIABILITIES AND
       STOCKHOLDERS EQUITY                     $4,824,483         $  388,922
                                              ============        ==========
The accompanying notes are an integral part of these consolidated financial statements.

             ENVIRONMENTAL PLASM ARC TECHNOLOGY, INC.
                  (A Development Stage Company)
         Unaudited Consolidated Statements of Operations

                                               For the Three Months
                                                Ended September 30,
                                              -------------------------
                                                 1997           1996
                                              -----------   -----------
REVENUE                                       $    27,492     $   -

COST OF GOOD SOLD                                  90,016
                                              -----------
     Gross Profit                                 (62,524)        -

EXPENSES
 Selling expense                                   19,844         -
 Depreciation and amortization                       -             1,630
 Research and development                            -            -
 General and administrative                       207,512          7,744
                                                ----------     ----------
     Total Expenses                               227,356          9,374
                                                ----------     ----------

OPERATING LOSS                                   (289,880)        (9,374)

OTHER INCOME (EXPENSE)
 Interest                                            (284)        (6,227)
                                                ----------     ----------

     Total Other Income (Expense)                    (284)        (6,227)
                                                 ---------     ----------

NET LOSS                                        $(290,164)     $ (15,601)
                                                ===========    ==========

WEIGHTED AVERAGE LOSS
 PER SHARE                                      $   (0.05)     $  (0.001)
                                                ===========    ==========

The accompanying notes are an integral part of these consolidated financial statements.




















             ENVIRONMENTAL PLASM ARC TECHNOLOGY, INC.
                  (A Development Stage Company)
         Unaudited Consolidated Statements of Operations

                                               For the Three Months
                                                Ended September 30,
                                              --------------------------
                                                  1997           1996
                                              -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (Loss) from operations              $ (290,164)    $   (15,601)

Adjustments to reconcile net cash provided
 by operating activities
     (Increase) decrease in accounts receivable     11,950          -
     Depreciation                                    -               1,630
     (Increase) in inventories                     (15,831)          -
     Increase in accounts payable                   67,456           -
     Increase (decrease) in current liabilities     36,506           6,471
                                                 ----------     -----------

       Net Cash (used by) operating activities    (190,083)         (7,500)
                                                 ----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property & equipment              (29,528)          -
                                                 ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in notes payable                     126,635           7,500
     Proceeds from stock subscription              125,000           -
                                                 ----------      -----------

     Net cash provided from financing activities   251,635           7,500
                                                 ----------      ------------
Net increase (decrease) in cash                     32,024            -
                                                 ----------      ------------

Cash at beginning of period                          6,909           -
                                                 ---------       ------------


Cash at ending of period                        $   38,933           -
                                                ===========     =============
The accompanying notes are an integral part of these financial statements.
















             ENVIRONMENTAL PLASM ARC TECHNOLOGY, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                        September 30, 1997



NOTE 1 - ACQUISITION OF NEW SUBSIDIARY

     On June 20, 1997 the Company acquired Environmental Water Systems in a share exchange that qualified as purchase. The Company issued 3,000,000 shares of restricted stock for 100% of the outstanding stock of the subsidiary. The balance sheet and income statement reflect the combined numbers of the companies as of September 30, 1997 and the statement of operations for the three months ended September 30, 1997 with intercompany accounts eliminated in the consolidation. 1996 numbers are those of the parent company only.

NOTE 2 - STOCK TRANSACTIONS

     On May 2, 1997 the company effected a 10 to 1 reverse split of its common stock, issuing one share of stock for each ten shares held by stockholders. The reverse split did not affect the par value of the stock.