Form 10KSB
period 1997-12-31
ENVIRONMENTAL PLASMA ARC TECHNOLOGY INC
filed 1998-04-15
CIK 790024

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                           FORM 10-KSB


[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1997

                                OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number 33-3385LA

              EARTH PRODUCTS AND TECHNOLOGIES, INC.
              -------------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    [X ]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. None.

State issuer's revenue for it most recent fiscal year:  $83,473.

The aggregate market value of the voting stock held by non-affiliates of the registrant is $7,684,124.00

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 7,287,004 shares of Common Stock outstanding on March 31, 1998.

Documents incorporated by reference:  None.
Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X ]

                              PART I

Item 1.     Description of Business.

            (a)     Business Development.

            Earth Products and Technologies, Inc. (the "Company") was incorporated under the laws of the State of Nevada in 1986 under the name Mainstay Investments, Inc. The Company's name was changed in 1987 to Bio Helix, Inc., in 1990 to Concept Gold, Inc., in 1992 to Environmental Plasma Arc Technology, Inc. and in October 1997 to its current name. From December 31, 1991 through June 1992, the Company had no ongoing business operations and investigated various acquisition possibilities.

            In June 1992, the Company entered into an agreement with Nu Arc Scientific, Inc. ("Nu Arc Scientific") and its principal stockholders, Edward and Carole Taylor (the "Taylors") whereby the Company acquired world-wide commercial exploitation rights with respect to a technology used for the treatment of industrial emissions and other sources of air pollution. The technology, known as "environmental plasma arc technology" (the "EPAT Technology"), principally relates to a method and devices used to remove and reduce air pollutants from a variety of discharge facilities. From this acquisition until June 1997, the Company has operated as a research and development company, seeking to identify applications for the EPAT Technology.

            In connection with the June 1992 agreement, the Company's stockholders approved a 1-for-5 reverse stock split of the outstanding shares of common stock of the Company and ratified the agreement. Thereafter, the Company issued shares of common stock to the Taylors, Nu Arc Scientific and an investor group, resulting in the Taylors' holding approximately 70 % of the outstanding shares of the Company's common stock. In November 1993, the shares of the Company's common stock owned by the Taylors were sold at a sheriff's sale to a group of investors and current stockholders of the Company. The Company has also worked to resolve third party claims with respect to the EPAT Technology that had arisen from certain actions taken by the Taylors prior to the August 1992 agreement and during their relationship with the Company. The Company believes that resolution and settlement of all material claims have been reached with the claimants, except for those that have not been deemed meritorious and continue to be defended by the company. See "Legal Proceedings."

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

            In March of 1997 the Company's common stock was listed on the OTC Bulletin Board. The first trades of the common stock were reported on May 12, 1997. (See, Market for Common Equity and Related Stockholders Matters). The Company offered a private placement starting on August 1, 1997 and closing on December 31, 1997. The offering netted the Company $90,000 in revenues for growth. (See, Management's Discussion and Analysis)


            As of July 1997, the Company became a holding company which owns two subsidiaries, Environmental Water Systems, Inc. and EPAT, Inc. On April 21, 1997, a majority of the Company's shareholders approved, by written consent, the transfer of all of the Company's assets and liabilities to a newly formed, wholly owned subsidiary corporation. The subsidiary corporation, EPAT, Inc., was incorporated under the laws of the State of Delaware on January 23, 1997 and owns the patent for the EPAT Technology. Later, on June 7, 1997, the Board of Directors of the Company approved a plan for the Company to acquire substantially all of the issued and outstanding shares of Environmental Water Systems, Inc. ("EWS"). The Company completed the acquisition of eighty-seven percent (87%) of EWS's outstanding shares on July 21, 1997.

            The officers of the Company as of March 31, 1998 are: John W. Peters, President and Director; and Benjamin E. Hoskins, Secretary/Treasurer, and Director. The Company has no employees

            (b)     Business of the Company.

EPAT, Inc.
----------

            Development of the EPAT Technology and Products

            As of December 31, 1997, EPAT, Inc. ("EPAT") operated primarily as a research and development company working to identify applications and develop products for the EPAT Technology. The EPAT Technology is an electro mechanical system that the Company believes is capable of reducing air pollutants from commercial and industrial facility discharge systems by means of an electrical field. The process uses "non-thermal plasmas" generated by electric arcs and coronas that energize air stream molecules and remove pollutants by causing them to undergo molecular changes. Research engineers retained by the Company believe that the applications of this process have the potential to be used by oil refineries, steel production plants, public utility power plants, co-generation facilities, chemical producers, commercial printers, waste disposal facilities, incinerators and other discharge facilities.

            The research engineers retained by EPAT tested a prototype configuration of the EPAT Technology on biomedical incineration and commercial printing facilities. These tests were conducted by independent testing agencies that measured removal rates of pollutants in industrial discharge. Such tests of the EPAT prototype offers considerable promise for the development of the EPAT Technology for numerous applications, although there can be no assurance that such development will be successful.

            Marketing Strategy

            EPAT's short-term marketing strategy is to install a test/demonstration unit at a host facility, which would agree to purchase a system from the Company at such time as the unit demonstrates its effectiveness. It is intended that a complete set of third party tests will be conducted at such a site to evaluate the capabilities and effectiveness of the EPAT Technology. Other opportunities will be sought to install units for other applications that are compatible with the current stage of development of the EPAT Technology in an attempt to attain technical credibility for the systems. Assuming the EPAT Technology is demonstrated to be successful in effectively removing and reducing air pollutants, of which there can be no assurance, it is anticipated that the devices using the EPAT Technology will be manufactured in various sizes, and would be capable of removing and reducing emissions of a wide range of pollutants and compounds and of providing either primary or secondary air stream treatment.

            Competition

            If EPAT is able to develop a product using the EPAT Technology that is demonstrated to be effective in removing or reducing air pollutants, the Company believes that the EPAT Technology can compete effectively with other technologies that are currently used to control emissions of air pollutants, including, for example, scrubbers, electrostatic precipitators, catalytic converters, carbon absorption systems, filtration devices, thermal incinerators and other methods of controlling such emissions. If a system using the EPAT Technology is successfully developed, of which there can be no assurance, the Company believes that such system will compete favorably in a number of areas. The Company's system is intended to reduce multiple pollutants in a single process, while most currently existing systems are effective in reducing only one pollutant in the air stream and require by product removal and clean-up. The Company believes that its system will most likely compete favorably in the area of initial cost, the costs of continued maintenance and effectiveness. The Company faces substantial competition, however, from conventional environmental control methods and may compete with companies that have more extensive research, marketing and manufacturing capabilities and significantly greater financial, technical and personnel resources than the Company.

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

            Employees

            As of December 31, 1997, EPAT did not employ any full time employees.

Environmental Water Systems, Inc.
---------------------------------

            EWS's primary business is providing turn-key waste water treatment systems. EWS initially obtained a marketing and manufacturing license for a patented electrocoagulation reaction chamber. Since obtaining this license, EWS has further developed technology which, when combined with the aforementioned, provides a complete wastewater treatment system for industries whose wastewater contains heavy metals, emulsified oil and other organic and inorganic matter. To date the EWS system is in use by several businesses in Colorado, Mississippi, California and Louisiana.

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

            Marketing Strategy

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

            Competition

            The Company is aware of no other companies in the water purification business using the same type of technology which makes up the basic component of the proprietary EWS Treatment System. The industry has and currently is using chemicals or some type of filtration system as key parts of their systems to clean the water. EWS can supply its customers with a complete treatment system or can retrofit specific components to an existing treatment system, often lowering overall system operating costs. EWS combines its treatment system with the customer's existing treatment system resulting in a reduction in overall operational costs and compliance with water discharge requirements.

            Employees

            As of December 31, 1997, EWS employed 8 full time employees.

Item 2.     Properties.

            As of December 31, 1997, the Company and EPAT, Inc. did not own any real property. EWS owns an undeveloped recreational lot valued at $7,500.


Item 3.     Legal Proceedings.

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

Item 4.     Submission of Matters to a Vote of Security Holders.

            No matter was submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 1997.


                             Part II

Item 5.     Market for Common Equity and Related Stockholder Matters.

            The Company's common stock was listed with the OTC Bulletin Board on March 24, 1997. The Company's Board of Directors approved a 10-for-1 reverse split which became effective on May 2, 1997. The first trades of the common stock were reported on May 12, 1997.

            The following table shows the range of high and low trading prices for the three quarters for 1997, as reported by the National Associations of
Securities Dealers.   (Such quotations represent prices between dealers and do
not include retail markups, markdowns, or commissions and do not necessarily represent actual transactions.)

            There was no activity for the year of 1996 and the first quarter of 1997.

                    Quarter          High          Low

                    Q2 1997             4          1.25
                    Q3 1997          2.25          0.75
                    Q4 1997          1.5625        0.5625
                                     ------        ------

                    Summary:             4          0.5625

            As of March 31, 1997, the Company has approximately 644 holders of record of the Company's common stock.

            The Company has never paid any dividends on its outstanding shares of common stock, and no dividends are contemplated to be paid in the foreseeable future.



Item 6.     Management's Discussion and Analysis

            During 1996 the Company remained a development stage company focused on developing a plan to exploit the EPAT Technology. The Company did not receive any revenues from operations during 1996. During 1997, the Company accumulated revenues as a result of acquisition of two subsidiaries and a private offering of common shares of the Company's stock. The Company and its subsidiaries spent, or plan to spend, such revenues for general operation expenses, research, and development and marketing.

            The successful strategic combination with Environmental Water Systems, Inc. ("EWS") provided the Company with a revenue producing subsidiary. On June 20, 1997, the Company issued 3,000,000 shares (post reverse) of its common stock to complete the Share Exchange Agreement with EWS. Such shares represented by the Units were issued pursuant to applicable exemptions from the registration statement requirements of the Securities Act of 1933 as amended and are restricted securities as that term is defined by Reg. Sec.230.144(a)(3). During the five months that the Company has owned EWS, EWS has accumulated $83,473 in revenues. However, the Company has not yet realized significant revenue from the sale of the EPAT Technology or the EWS systems, and experienced a net operating loss of $516,441 during 1997.

            It is uncertain whether EPAT, Inc. will locate a host facility to test the EPAT Technology or if such tests will successfully demonstrate the effectiveness of the EPAT Technology. Until such time, EPAT, Inc. will continue to research and develop products for the EPAT Technology.

            The Company conducted a private offering between August 1, and December 31, 1997, which generated $90,000 to be used for growth of the
Company.   The Company privately offered 150 Units, consisting of 10,000 shares of the Company's common stock ($.001 par value) per Unit, and included a warrant to purchase 5,000 shares at a price of $2.00 per share at any time from August 1, 1997 until April 30, 1999. The Company sold nine Units during the private offering. Such shares represented by the Units were issued pursuant to applicable exemptions from the registration statement requirements of the Securities Act of 1933 as amended.

            The United States government and other governments throughout the world continue to enact environmental laws with stricter emissions standards. There are many different systems being developed to satisfy the needs of industry. The technologies owned by the Company's subsidiaries may provide a means for industry to meet the tougher air and water emissions standards. The subsidiaries face substantial competition from conventional environmental control methods and must compete with other companies with greater research and manufacturing resources.

            The Company is currently exploring several options for future capitalization of the Company's growth, including investment banking relationships, additional offerings or private placements and loans.

Item 7.     Financial Statements.

            The consolidated audited financial statements of the Company for the fiscal year ended December 31, 1997 are attached hereto and incorporated herein by reference.

            During 1997, the Company issued an aggregate of 1,075,620 shares (post reverse) of its common stock to certain officers, directors, affiliated parties and other creditors for services rendered, and repayment and settlement of certain debts.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

                             Part III

Item 9. Directors, Executive officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

            (a)     Directors and Executive Officers.

             The following table sets forth as of March 31, 1998 certain information regarding the executive officers and directors of the Company.

            Name                   Age         Position

            John Peters            46          President, Director
            Benjamin E. Hoskins    26          Secretary/Treasurer, Director

            John W. Peters was appointed President and Chairman of the Board on June 9, 1997. He served as a director of the Company from January 15, 1997. Mr. Peters was operations manager of the Company from 1993 through 1995. From 1991 to 1992, Mr. Peters was president of Certified Environmental Laboratories, Inc. From 1987 to 1991, Mr. Peters was vice president of sales and marketing for Comco Communications Corp. in California. Mr. Peters studied Business Administration at Long Beach Community College and California Polytechnic State University in San Louis Obispo, California.

            Benjamin E. Hoskins was appointed Secretary Treasurer on March 2, 1998. He served as the President of Oxford Management Group, a management consulting firm, since June 1997. Mr. Hoskins was the President of the Internet Yellow Pages, which merged into the iMall, Inc. (OTCBB: IIML), from March 1994 to May 1997. Mr. Hoskins studied finance in college in Arizona and Nevada.

            (b)     Compliance with Section 16(a) of the Exchange Act.

            The Company does not have a class of securities registered under the Securities Exchange Act of 1934, and, therefore, its officers, directors and holders of more than 10% of the outstanding shares of the Company are not subject to the provisions of Section 16(a).

Item 10.    Executive Compensation.

            (a)     Executive Compensation.

            On January 20, 1997, John W. Peters, then acting Secretary/Treasurer, received 15,000 shares (post reverse) for services rendered to the Company during 1996. David Rees, then acting Director, received 13,620 shares (post reverse) for services rendered to the Company during 1996. No other compensation was given to any of the directors or executive officers of the Company during the fiscal year ended December 31, 1997

            (b)     Employment Agreements.

            None.

Item 11. Security Ownership of Certain Beneficial Owners and Management. The following table sets forth, as of March 19, 1997 the name and address of each person who is known by the Company's Board of Directors to be the beneficial owner of more than 5% of the Company's outstanding Common Stock and the beneficial ownership of the Company's Common Stock by the Company's directors and executive officers.

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

            At the present time, there are no beneficial owners of more than 5% of the Company's voting securities.

                            MANAGEMENT

Name and                      No. of Shares            Percent of Outstanding
Address                       Beneficially Owned       Common Stock

Dan Clark                     100,000                  1.4%
405 West 115th Avenue
Suite 4
Northglenn, CO  80234

Mitchell T. Godfrey            94,250                  1.3%
c/o Mt. Baldy Associates
3626 Highway 284
Townsend, MT  59644

Benjamin E. Hoskins            22,421                   .3%
180 South 300 West
Suite 208
Salt Lake City, Utah 84101

Theron John                   100,000                  1.4%
405 West 115th Avenue
Suite 4
Northglenn, CO  80234

Lindsay Mounteer              100,000                  1.4%
405 West 115th Avenue
Suite 4
Northglenn, CO  80234

John W. Peters                 40,000                   .5%
215 South State Street
Suite 1100
Salt Lake City, Utah 84111


Item 12.    Certain Relationships and Related Transactions.

            None.

Item 13.    Exhibits and Reports on Form 8-K.

            (a)     Exhibits.

     Exhibit No.     Description

     2               Agreement and Plan of Reorganization

     3.1             Articles of Incorporation of the Company, as amended *

     3.2             By-laws of the Company *

     27              Financial Data Schedule

     * Previously filed.

            (b)     Reports on Form 8-K

            Form 8-K Current Report filed with the Securities and Exchange Commission on August 1, 1997, incorporated herein by this reference.

                            SIGNATURES

            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EARTH PRODUCTS AND TECHNOLOGIES, INC.




Date:      4/15/98                By: /s/ John W. Peters
                                      -------------------------------
                                      John W. Peters, President














             EARTH PRODUCTS AND TECHNOLOGIES, INC.
      (Formerly Environmental Plasma Arc Technology, Inc.)
                 (A Development Stage Company)

               Consolidated Financial Statements

                    December 31, 1997 and 1996








                             CONTENTS


Independent Auditors' Report                                3

Consolidated Balance Sheets                                 4

Consolidated Statements of Operations                       6

Consolidated Statements of Stockholders' Equity             7

Consolidated Statement of Cash Flows                       11

Notes to the Consolidated Financial Statements             14














































            <Letterhead Crouch, Bierwolf, & Chisholm>
                   Certified Public Accountants
                   50 West Broadway, Suite 1130
                    Salt Lake City, Utah 84101


                   INDEPENDENT AUDITORS' REPORT

Board of Directors
Earth Products and Technologies, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Earth Products and Technologies, Inc., (A Development Stage Company), as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements for the year ended December 31, 1996 and 1995 were audited by other accountants, who expressed an unqualified opinion on their report dated April 17, 1997.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Earth Products and Technologies, Inc., (A Development Stage Company), as of December 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

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

/s/ Crouch, Bierwolf & Chisholm

Salt Lake City, Utah
April 9, 1998









              Earth Products and Technologies, Inc.
                   (A Development Stage Company)
                   Consolidated Balance Sheets

                              ASSETS


                                             December 31,
                                             ------------
                                         1997            1996
                                         ----            ----
CURRENT ASSETS
   Cash                                 $   3,210        $   6,714
   Accounts receivable
   (net of allowance of $0.)               40,161             -
   Inventory                               54,563             -
                                        ---------        ---------
        Total Current Assets               97,934            6,714
                                        ---------        ---------

PROPERTY AND EQUIPMENT - (Note 4)         191,511           16,065
                                        ---------        ---------

OTHER ASSETS
   Goodwill - (Note 1                     106,686             -
   Work in process inventory - (Note 1)   381,143          366,143
                                        ---------        ---------

          Total Other Assets              487,829          366,143
                                        ---------        ---------

          TOTAL ASSETS                  $ 777,274        $ 388,922
                                        =========        =========

The accompanying notes are an integral part of these financial statements.


























              Earth Products and Technologies, Inc.
                   (A Development Stage Company)
                   Consolidated Balance Sheets

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                 December 31,
                                                 ------------
                                            1997             1996
                                            ----             ----

CURRENT LIABILITIES
   Accounts payable                         $     230,516    $      98,501
   Accrued expenses                                32,578           16,325
   Payroll taxes payable                          121,594           32,670
   Notes payable-shareholder - (Note 3)           223,836            2,336
   Note payable, current portion -(Note 7)          7,684             -
                                            -------------    -------------
     Total Current Liabilities                    616,208          149,832
                                            -------------    -------------

LONG-TERM DEBT
   Notes payable - (Note 7)                        30,359             -
                                            -------------    -------------
     Total Liabilities                            646,567          149,832
                                            -------------    -------------

COMMITMENTS AND CONTINGENCIES -  (Note 2)            -                -
                                            -------------    -------------
STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value;
     50,000,000 shares authorized,
     7,287,004 and 3,037,004
     shares issued and outstanding,
     respectively                                  7,287             3,037
Additional paid-in capital                     2,824,319         2,438,069
Stock subscription receivable                       -              (15,000)
Deficit accumulated during the
 development stage                            (2,700,899)       (2,187,016)
                                            -------------    --------------

     Total Stockholders' Equity                  130,707           239,090
                                            -------------    --------------

     TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY               $    777,274     $     388,922
                                            ============     =============

The accompanying notes are an integral part of these financial statements.












              Earth Products and Technologies, Inc.
                   (A Development Stage Company)
              Consolidated Statements of Operations

                                                                                From Inception
                                                                                On February 10,
                                                                                1986 to
                               For the Years Ended December 31,                 December 31,
                               1997           1996          1995                1997
                               ------------   ------------  ------------        -----------
REVENUE
Revenue                        $     83,473   $     -       $    -              $   133,473
Cost of goods sold                   94,911         -            -                   94,911
                               ------------   ------------  ------------        -----------
   Gross Profit                     (11,438)        -            -                   38,562
                               ------------   ------------  ------------        -----------

EXPENSES
   Selling expense                     -                                            109,489
   Depreciation and
   amortization                      31,949       6,104         6,322                55,351
   Research and development           -         111,281          -                  153,773
   General and administrative       473,054     138,069        22,338             2,219,214
                               ------------   ------------  ------------        -----------

       Total Expenses               505,003     255,454        28,660             2,537,827
                               ------------   ------------  ------------        -----------
OPERATING LOSS                     (516,441)   (255,454)      (28,660)           (2,499,265)
                               ------------   ------------  ------------        -----------

OTHER INCOME (EXPENSE)
   Gain on disposition of debt
      (Note 2)                       15,700      87,584          -                  103,284
   Interest                         (12,640)    (26,224)      (28,237)              (92,176)
   Loss on disposal of assets          -           -             -                 (211,831)
   Income taxes                        (502)       -             -                     (911)
                               ------------   ------------  ------------        -----------

       Total Other Income
         (Expense)                    2,558      61,360       (28,237)             (201,634)
                               ------------   ------------  ------------        -----------

NET LOSS                       $   (513,883)  $(194,094)    $ (56,897)          $(2,700,899)
                               ============   ============  ============        ===========
WEIGHTED AVERAGE
   LOSS PER SHARE              $     (0.10)   $   (0.10)    $   (0.03)
                             ============   ============  ============


The accompanying notes are an integral part of these financial statements.
















              Earth Products and Technologies, Inc.
                   (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity


                                                       Deficit
                                                       Accumulated
                                     Additional        During the
                                   Common  Stock       Paid-in       Development   Treasury
                                 Shares     Amount     Capital         Stage        Stock
                                 ------     ------     ----------    -----------   --------

Balance, February 10, 1986            -     $  -       $     -       $      -     $  -

Shares issued to officers and
   director at $0.25 per share      20,000     20           4,980            -        -

Net loss for the period ended
   December 31, 1986                  -        -             -            (160)       -
                                 ---------  ---------  ----------    ----------   ---------

Balance, December 31, 1986          20,000     20           4,980         (160)       -

Shares issued through public
   offering at $2.50 per share      40,000     40          99,960           -         -

Public offering costs                 -        -          (20,315)          -         -

Shares issued in acquisition of
   wholly-owned subsidiary          72,000     72          29,928           -         -

Shares issued through private
   placement at $25.0 per share      1,000      1          24,999           -         -

Net loss for the year ended
   December31, 1987                  -         -             -          (36,112)      -
                                 ---------  ---------  ----------     ----------   ---------

Balance, December 31, 1987         133,000    133         139,552       (36,272)      -

Shares issued through private
   placement at $25.0 per share      3,000      3          74,997           -         -

Net loss for the year ended
   December 31, 1988                 -         -             -          (48,075)      -
                                 ---------  ---------  ----------    -----------   ---------

Balance, December 31, 1988         136,000    136         214,549       (84,347)      -

Net loss for the year ended
   December 31, 1989                -          -             -         (175,094)      -

Balance, December 31, 1989         136,000  $ 136      $  214,549    $ (259,441)      -
                                 ---------  ---------  ----------    -----------  ---------

The accompanying notes are an integral part of these financial statements.















              Earth Products and Technologies, Inc.
                   (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity

                                                                     Deficit
                                                                     Accumulated
                                                       Additional    During the
                                   Common  Stock       Paid-in       Development   Treasury
                                 Shares     Amount     Capital       Stage         Stock
                                 --------- ---------- ------------- ------------- -----------
Balance, December 31, 1989         136,000  $   136    $   214,549   $ (259,441)      -

Expenses paid on behalf of the
  Company by stockholders             -        -            53,481         -          -

Shares issued for services
   provided by stockholders
   at $0.01 per share               17,000       17            (17)        -          -

Net loss for the year ended
   December 31, 1990                 -         -              -          (8,685)      -
                                ----------  ---------- ------------  ----------- ----------
Balance, December 31, 1990         153,000      153        268,013     (268,126)      -

Net loss for the year ended
   December 31, 1991                 -         -              -         (41,701)      -
                                ----------  ---------- -----------   ----------- ----------
Balance, December 31, 1991         153,000      153        268,013     (309,827)      -

Shares issued for cash and
   relief of debt at $1.70 per
   share                            47,000       47         80,793         -          -

Shares issued for marketing
   and manufacturing rights at
   $0.00 per share               1,400,000    1,400         (1,400)        -          -

Shares issued for services
   performed at $0.00 per
   share                           200,000      200           (200)

Shares issued through private
   placement at $2.50 per share    200,000      200        455,492         -         (192)

Net loss for the year ended
   December 31, 1992                 -         -              -        (387,200)      -
                                ----------  ---------- -----------   ----------- ----------

Balance, December 31, 1992       2,000,000    2,000        802,698     (697,027)     (192)




The accompanying notes are an integral part of these financial statements.












              Earth Products and Technologies, Inc.
                   (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity



                                                                     Deficit
                                                                     Accumulated
                                                       Additional    During the
                                   Common  Stock       Paid-in       Development      Treasury
                                 Shares     Amount     Capital       Stage            Stock
                                 ---------  ---------  -----------   ---------------  ----------
Balance, December 31, 1992       2,000,000    2,000       802,698         (697,027)      (192)

Shares issued through
  private placement at $2.50
   per share                          -        -           47,808             -           192

Cancellation of shares
issued for private placement      (200,000)    (200)          200             -           -

Shares issued through
   private placement at $5.00
   per share                        33,200       33       166,159             -           -

Capital contributed by
   shareholder                        -        -           80,826             -           -

Net loss for the year ended
   December 31, 1993                  -        -             -            (855,206)       -
                                ----------  ---------- -----------   --------------     --------

Balance, December 31, 1993       1,833,200    1,833     1,097,691       (1,552,233)       -

Cancellation of shares              (5,700)      (6)            6             -           -

Capital contributed by
   shareholders                       -        -          598,565             -           -

Net loss for the year ended
   December 31, 1994                  -        -             -            (383,792)       -
                                ----------  ---------- -----------   --------------     --------
Balance, December 31, 1994       1,827,500    1,827     1,696,262       (1,936,025)       -

Cancellation of shares (Note 5)     (8,000)      (8)      (40,972)            -           -
Capital contributed by
   shareholders                       -        -           40,665             -           -

Net loss for the year ended
   December 31, 1995                  -        -             -             (56,897)       -
                                ----------  ---------- -----------   --------------     --------

Balance, December 31, 1995       1,819,500    1,819     1,695,955       (1,992,922)       -



The accompanying notes are an integral part of these financial statements.










              Earth Products and Technologies, Inc.
                   (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity


                                                                     Deficit
                                                                     Accumulated
                                                       Additional    During the
                                   Common  Stock       Paid-in       Development   Treasury
                                 Shares     Amount     Capital       Stage         Stock
                                 ---------- --------   -----------   ------------  ------------
Balance, December 31, 1995       1,819,500    1,819     1,695,955     (1,992,922)    -

Shares issued to officers and
   directors at $0.50 per share
   for services rendered           233,620      234       116,576           -        -

Shares issued to officers and
   directors at an average price
   of approximately $0.50 per
   share in settlement of related
   party loans                     891,900      892       396,029           -        -

Share issued to creditors at an
   average price of approximately
   $2.50 per share in settlement
   of accounts payable              92,000       92       229,509           -        -

Net loss for the year ended
   December 31, 1996                  -        -             -          (194,094)    -
                                 ---------  -------    ----------    ------------  --------

Balance, December 31, 1996       3,037,020    3,037     2,438,069     (2,187,016)    -

Shares issued for purchase
   of EWSI                       3,000,000    3,000        (3,000)          -        -

Shares issued for payment
   of notes to related parties     660,000      660       299,340           -        -

Shares issued for cash at
   $1.00 per share                  90,000       90        89,910           -        -

Shares issued as incentive
   to public relation firm         500,000      500          -              -        -

Net loss for the year ended
   December 31, 1997                  -        -             -          (513,883)    -
                                 ---------  -------    ----------    ------------  --------
Balance, December 31, 1997       7,287,020  $ 7,287    $2,824,319    $(2,700,899)  $ -
                                 =========  =======    ==========    ===========   ========


The accompanying notes are an integral part of these financial statements.












              Earth Products and Technologies, Inc.
                   (A Development Stage Company)
               Consolidated Statement of Cash Flows


                                                                 From Inception
                                                                 On February 10,
                                                                 1986 to
                           For the Years Ended December 31,      December 31,
                           1997        1996          1995        1997
                           ----------  -----------   ----------  -------------
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net Loss From Operations  $(513,883)  $(194,094)    $(56,897)   $(2,700,899)

Adjustments to Reconcile
 Net Cash Provided by
 Operating Activities:
  Depreciation and
   amortization               31,949       6,104        6,322         55,351
  Loss on disposal of
   assets                       -            -           -            36,831
  Gain on disposition of
   assets                    (15,700)    (87,584)        -          (103,284)
  Common stock issued for
   services rendered             500     116,810         -           117,310
Changes in operating
 assets and liabilities:
 (Net of effects of
 purchase of EWSI)
(Increase) Decrease in:
   Accounts receivable       (15,076)        -           -           (15,076)
   Inventory                 (28,367)        -           -           (28,367)
 Decrease in shareholder
  advances                      -            -           -             9,176
 Increase (decrease)
  in accounts payable,
  accrued expenses and
  payroll taxes              166,152     144,993      (10,905)       681,465
                          -----------   ---------    ----------  -------------
Net Cash Used by
 Operating Activities     $ (374,425)   $(13,771)    $(61,480)   $(1,947,493)
                          ---------    ---------     ---------    -----------



The accompanying notes are an integral part of these financial statements.














              Earth Products and Technologies, Inc.
                   (A Development Stage Company)
         Consolidated Statement of Cash Flows (continued)


                                                               From Inception
                                                               On February 10,
                                                               1986 to
                           For the Years Ended December 31,    December 31,
                           1997        1996          1995        1997
                           ----------- ------------  --------  ----------------
CASH FLOWS FROM INVESTING
  ACTIVITIES

 Cash acquired in
  acquisition of
  EWSI                          5,050                                   5,050
  Investment in inventory     (15,000)     (25,015)        -         (381,143)
   Purchase of fixed assets   (35,925)        -            -         (121,743)
   Payment of organization
   costs                         -            -            -             (110)
   Cash advanced to
   subsidiary prior
   to acquisition            (200,000)        -            -         (200,000)
   Cash from sale of assets      -            -            -            1,970
                         ---------  ---------  --------   ----------
Net Cash Used by Investing
  Activities                $(245,875)   $ (25,015)  $     -      $  (695,976)
                         ---------  ---------  --------   -----------

The accompanying notes are an integral part of these financial statements.



























              Earth Products and Technologies, Inc.
                   (A Development Stage Company)
         Consolidated Statement of Cash Flows (continued)


                                                                 From Inception
                                                                 On February 10,
                                                                 1986 to
                           For the Years Ended December 31,      December 31,
                           1997        1996          1995        1997
                           ----------- ------------  ---------   --------------
CASH FLOWS FROM FINANCING
  ACTIVITIES

 Contribution by
  stockholders                   -           -          40,665       996,375
 Payment to stockholder          -           -            -          (13,202)
 Sale of common stock        105,000         -            -          981,185
 Cash received from
  debt financing             521,500      45,500        14,040       931,384
 Cash paid on debt
  financing                   (9,704)       -            -          (249,063)
                           -----------  -----------  ----------  ---------------
Net Cash Provided from
 Financing Activities        616,796      45,500        54,705     2,646,679
                           -----------  ------------ ----------  ---------------
NET INCREASE (DECREASE)
  IN CASH                     (3,504)      6,714        (6,775)        3,210

CASH AT BEGINNING
    OF PERIOD                  6,714        -            6,775          -
                           -----------  ------------- ---------  ---------------

CASH AT ENDING OF PERIOD   $   3,210    $   6,714     $   -      $     3,210
                           =========== ============== ========= ================

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR
 Interest                  $  13,166   $    -        $   -       $    13,166
 Income taxes              $     502   $    -        $   -       $       502

NON CASH FINANCING
 ACTIVITIES
  Issuance of stock in
   settlement of debt      $ 300,000   $ 611,522     $  -        $   952,358
  Capital contributed by
   shareholders            $    -      $    -        $40,665     $   639,230


The accompanying notes are an integral part of these financial statements.









              Earth Products and Technologies, Inc.
                   (A Development Stage Company)
          Notes to the Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.     Organization

     The financial statements presented are those of Earth Products and Technologies, Inc. (The Company). The Company was incorporated under the laws of the State of Nevada on February 10, 1986 as Mainstay Investments, Inc. The Company was organized for the purpose of searching out and acquiring or participating in a business or business opportunity. In 1987, the Company changed its name to Bio-Helix, Inc. On July 13, 1990, the Company's name was changed to Concept Gold, Inc., and on September 30, 1992, the name was changed to Environmental Plasma Arc Technology, Inc. At such time, the Company resolved to issue stock for an agreement between Nu-Arc Scientific, Inc., Edward Taylor and Carole Taylor, which gave the Company exclusive marketing and manufacturing rights of certain patented air purification systems for internal combustion engines and other applications.

     In June of 1997 the Company acquired 100% of the stock of Environmental Water Systems, Inc. (EWSI) in a share for share exchange accounted for by the purchase method of a business combination. EWSI is in the business of constructing water purification systems for commercial manufacturers. On October 20, 1997 the company changed it's name to Earth Products and Technologies, Inc. The Company is currently in the beginning stages of marketing and manufacturing both purification systems, and minimal revenues have been realized from the sale of these systems. Accordingly, the Company is classified as a development stage company as defined in SFAS No. 7.

     b.     Consolidation

     The consolidated financial statements include those of Earth Products and Technologies, Inc., and its wholly-owned subsidiaries, EPAT marketing Corporation and Environmental Water Systems, Inc. All intercompany accounts have been eliminated in the consolidation.

     Inventory

     Inventory consists of parts used to build water purification units, and completed units as follows:

               Parts and materials          $   28,263
               Finished Units                   26,300
                                            ----------
               Total Inventory              $   54,563
                                            ==========

              Earth Products and Technologies, Inc.
                   (A Development Stage Company)
          Notes to the Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     d.     Work in Process Inventory

     Work in Process inventories are stated at the lower of cost or market and consist of the following:

                                              1997           1996
                                          ----------     ----------
               Materials                  $  277,915     $  277,915
               Labor                         103,228         88,228
                                          ----------     ----------
                                          $  381,143     $  366,143
                                          ==========     ==========

     These costs have been incurred in manufacturing air purification systems for resale. At December 31, 1997 and 1996, the estimated market value was determined to be greater than the cost of the inventory.

     e.     Organization Costs

     The Company amortized its organization costs, which reflect amounts expended to organize the Company, over sixty months using the straight-line method.
     f.     Cash

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     g.     Income Taxes

     No federal income taxes have been accrued due to net operating losses in each year presented. The Company has net operating loss carryforwards of approximately $2,700,000 which begin to expire in 2007 through 2011. No tax benefit has been reported in the consolidated financial statements for the net operating loss carryforward because of the uncertainty that sufficient future income will be generated to offset the losses. The valuation allowance of the losses carryforwards offsets any potential tax benefit. These NOL's may also be limited to use due to the change in ownership.


              Earth Products and Technologies, Inc.
                   (A Development Stage Company)
          Notes to the Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     h.     Reclassifications

     Certain 1995 items have been reclassified to conform to the 1996 presentation.

     i.     Estimates

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

     Goodwill

     The Company recorded $112,301 of goodwill in conection with the acquisition of EWSI, due to the negative net equity position of EWSI at the time of acquisition. Goodwill is being amortized over a 10 year life on the straight line method.

     Earnings (Loss) Per Share

     The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

     Fair Value of Financial Instruments

     Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

     During 1996, the Company wrote off accounts payable of $81,012. The statute of limitations has run for the amounts written off, and there have been no recent collections actions by the former creditors. The Company believes that the probability that it will be required to pay any of these amounts to be remote.


              Earth Products and Technologies, Inc.
                   (A Development Stage Company)
          Notes to the Consolidated Financial Statements

NOTE 2 - COMMITMENTS AND CONTINGENCIES (Continued)

     During 1997, the Company wrote off contingent liabilities of $15,700 due to the remote possibility that the liability would occur.

     EWSI is commited to a lease for office and warehouse space, The lease expires in December 1999 with minimum future lease payments as follows:

               1998        $   25,200
               1999            25,200
                           ----------
                 Total     $   50,400
                           ==========

NOTE 3 - RELATED PARTY TRANSACTIONS AND NOTES PAYABLE - SHAREHOLDERS

     All of the original common shares issued were "restricted" shares and not to be resold except in compliance with the provisions of Rule 144 promulgated by the Securities and Exchange Commission.

     Various shareholders advanced funds to the Company on a short-term basis as needed. During 1997, shareholders advanced $516,500, of which $300,000 was converted to equity for 660,000 shares. The balances owed to the shareholders at December 31, 1997 and 1996 were $223,836 and $2,336 respectively. The notes accrue interest at 12.0% , are due on demand and are unsecured.

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31:






                                         1997                  1996
                                     ------------          ------------
          Land                       $    7,500            $     -
          Automobiles                    83,890                 2,500
          Equipment                      99,647                 1,920
          Furniture and Fixtures         44,699                   497
          Promotional video              25,597                25,597
                                     ------------          ------------
                        Total           261,333                30,514
          Less accumulated
          depreciation                  (69,822)              (14,449)
                                     ------------          ------------
                                     $  191,511            $   16,065
                                     ============          ============

              Earth Products and Technologies, Inc.
                   (A Development Stage Company)
          Notes to the Consolidated Financial Statements

NOTE 4 - PROPERTY AND EQUIPMENT(Continued)

     Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Depreciation expense for the years ended December 31, 1997 and 1996 was $26,334 and $6,104, respectively.

NOTE 5- STOCKHOLDER TRANSACTIONS

     On September 25, 1992, stockholders ratified an agreement dated August 10, 1992, to purchase the manufacturing and marketing rights of air purification systems held by Nu-Arc Scientific, Inc., Edward Taylor and Carole Taylor. The agreement provided that 70% of the total issued and outstanding stock would be owned by Nu-Arc Scientific, Inc. and the Taylors, 10% would be held by the shareholders of Concept Gold, Inc.

     In November of 1992, the Company issued 1,400,000 shares for the marketing and manufacturing rights to the "Plasma Arc Technology." The value of the rights was recorded at predecessor cost which was $-0-.

     Also in November of 1992, the Company issued 200,000 shares to an investor group for services performed and 200,000 shares were issued and kept in treasury for the private placement. 180,800 shares were sold for cash of $455,550 with the remaining 19,200 shares remaining in treasury at December 31, 1992. During 1993, the remaining 19,200 shares were sold for cash at $2.50 per share.

     In June of 1993, the board of directors approved the cancellation of 200,000 shares issued to Nu-Arc Scientific, Inc.

     In July of 1993, the Company issued 33,200 shares of common stock for cash at $5.00 per share.

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



              Earth Products and Technologies, Inc.
                   (A Development Stage Company)
          Notes to the Consolidated Financial Statements

NOTE 5- STOCKHOLDER TRANSACTIONS (Continued)

     During 1994, the board of directors approved the cancellation of 5,700 shares issued to Nu-Arc Scientific, Inc.

     During 1995, 8,000 shares issued to a vendor in lieu of payment were returned to the Company and were canceled. The corresponding liability was added back to accounts payable.

     As described in Note 1, the Company issued 3,000,000 shares of common stock for all shares of EWSI, effective June 30, 1997. Due to the negative book value of EWSI, goodwill was recorded and the value of the transaction totals $-0-.

     The Company also issued 660,000 shares for relief of notes in the amount of $300,000 to shareholders.

     During the year the Company sold 90,000 shares at $1.00 for cash in a private placement, and 500,000 shares to a public relation firm as an incentive to accept the company as a client.

     During 1997 the Board of Directors authorized a 1 for 10 reverse stock split. All per share information in these financial statements have been retroactively restated to reflect the stock split.

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


              Earth Products and Technologies, Inc.
                   (A Development Stage Company)
          Notes to the Consolidated Financial Statements

NOTE 7 - NOTE PAYABLE

     Notes payable at December 31, 1997 and 1996 are as follows:

                                                   1997          1996
                                                 --------      --------





     Note payable to a bank, interest
        at 11.25% ,monthly payments due of
        $426 through January 2002, secured
        by an automobile                         $  16,789     $   -

     Note payable to a credit union, bears
        interest at 9.25%, monthly payments due
         of $510 through March 2002, secured by
         an automobile.                             21,254         -
                                                 ---------     ---------

                                                    38,043         -
          Less current portion                      (7,684)        -
                                                ----------     ---------

               Net Long-Term Debt               $   30,359    $    -
                                                ==========    ==========

          Future minimum principal payments are as follows:
               1998          $   7,684
               1999              8,499
               2000              9,404
               2001             10,404
               2002              2,052
                             ---------
                  Total      $  38,043
                             =========

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


              Earth Products and Technologies, Inc.
                   (A Development Stage Company)
          Notes to the Consolidated Financial Statements

NOTE 8 - STOCK SETTLEMENTS (Continued)

     During 1996, the Company settled accounts payable of $229,601 by issuing
92,000 shares of its common stock.   The Company also settled shareholder
loans totaling $381,921 by issuing 891,900 shares of its common stock.

NOTE 9 - INTANGIBLE ASSETS

     In November of 1993, a group of investors and certain shareholders of the Company acquired the patent rights of the "Plasma Arc Technology". The group of investors and certain shareholders of the Company contributed the patent to the Company. No dollar value has been assigned to the patent.