Form 10QSB
period 1998-03-31
ENVIRONMENTAL PLASMA ARC TECHNOLOGY INC
filed 1998-05-08
CIK 790024

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                           FORM 10-QSB


            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998
Commission File Number 33-3385

              EARTH PRODUCTS AND TECHNOLOGIES, INC.
             ----------------------------------------
(Exact name of small business issuer as specified in its charter)

     Nevada                                   87-0430816
-----------------------------         --------------------------------------
(State or other jurisdiction          (I.R.S. Employer Identification Number)
of incorporation or organization)

  215 South State Street, Suite 1100, Salt Lake City, Utah 84111
--------------------------------------------------------------------
             (Address of principal executive offices)
                            (Zip Code)

                          (801) 323-2394
          ----------------------------------------------
         (Issuer's telephone number including area code)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ XX ]             No [   ]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      As of March 31, 1998, the Issuer had issued and outstanding an aggregate of 7,287,004 common voting shares, par value $0.001.

                  PART I.  FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

          The unaudited financial statements of Earth Products and Technologies, Inc. ("the Company") for the quarter ended March 31, 1998 are attached hereto and incorporated by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          During the first quarter of 1998, the Company has continued to explore options for future capitalization of the Company's growth, including investment banking relationships, additional offerings or private placements and loans. The subsidiaries of the Company, Environmental Water Systems, Inc. ("EWS") and EPAT, Inc. ("EPAT") have continued their marketing strategies. Specifically, EWS continues to research, develop and market its patented and proprietary industrial waste water treatment system, and EPAT continues to research and develop the EPAT Technology, an electro-mechanical system designed to reduce air pollutants. However, both EWS and EPAT did not realize any revenues during the first quarter of 1998.

          The Company posted $83,473 in revenues for the year ending December 31, 1997 primarily as a result of the operations of EWS, but the Company experienced a net operating loss of $513,883 for that year. During the first quarter of 1998, the Company posted no revenues, but showed a $2,552 net income due to a gain realized by disposition of debt. In comparison to the same quarter in 1997, the Company had no revenues from operations and showed a net operating loss of $12,965.

          The United States government and other governments throughout the world continue to enact environmental laws with stricter emissions standards. There are many different systems being developed to satisfy the needs of industry. The technologies owned by the Company's subsidiaries may provide a means for industry to meet the tougher air and water emissions standards. However, the subsidiaries of the Company face substantial competition from conventional environmental control methods and must compete with other companies with greater research and manufacturing resources.


                   PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

          As of March 31, 1998, the Company is not a party to any proceedings or threatened proceedings other than those discussed in its Report on Form 10-KSB for its year ending December 31, 1997, which discussion, pursuant to Rule 12b-23, is incorporated herein by this reference. There have been no material developments in any legal proceedings reported in the Form 10-KSB for the year ended December 31, 1997, nor are there any new proceedings or threatened proceedings to which the Company is a party or threatened to be made a party

ITEM 2.     CHANGES IN SECURITIES

          The Company has not issued or sold any unregistered securities during the quarter ending March 31, 1998.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.     OTHER INFORMATION

          None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

          (a) Pursuant to Rule 12b-23, the following exhibits are herewith incorporated by reference.
Exhibit #          Description
---------          -------------

27                 Financial Data Schedule

          (b) No Reports on 8-K were filed during the quarter ended March 31, 1998.

                            SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 1st day of May, 1998


                         EARTH PRODUCTS AND TECHNOLOGIES, INC.


                         By: /s/ John W. Peters
                             -----------------------------
                                John W. Peters, President

              Earth Products and Technologies, Inc.
                  (A Development Stage Company)

                Consolidated Financial Statements

                         March 31, 1998

                           (Unaudited)

              Earth Products and Technologies, Inc.
                   (A Development Stage Company)
              Unaudited Consolidated Balance Sheets

                          March 31, 1998

                              ASSETS
                              ------
CURRENT ASSETS:
  Cash                                        $      2,031
  Accounts receivable                               23,861
  Loans receivable                                 195,000
  Inventory                                         49,755
                                              -------------
     Total Current Assets                          270,647
                                              -------------
PROPERTY AND EQUIPMENT                             186,621
                                              -------------
OTHER ASSETS:
  Work in process inventory                        381,143
  Goodwill                                         106,686
                                              -------------
     Total Other Assets                            487,829
                                              -------------
          TOTAL ASSETS                        $    945,097
                                              =============

              LIABILITIES AND STOCKHOLDERS (DEFICIT)
              --------------------------------------
CURRENT LIABILITIES:
  Accounts payable                            $    163,348
  Accrued expenses                                  15,717
  Payroll taxes payable                            121,229
  Note payable - current portion                     7,684
  Notes payable   shareholders                     473,500
                                              -------------
     Total Current Liabilities                     781,478
                                              -------------
LONG-TERM DEBT
  Notes payable                                     30,359
                                              -------------
STOCKHOLDERS' EQUITY:
  Common stock, $0.001 par value;
   50,000,000 shares authorized, 7,287,004
   shares issued and outstanding                     7,287
  Additional paid-in capital                     2,824,319
  Deficit accumulated during the
    development stage                           (2,698,347)
                                              -------------
        Total Stockholder's Equity                 133,259
                                              -------------
     TOTAL LIABILITIES AND
           STOCKHOLDERS EQUITY                $    945,097
                                              =============
The accompanying notes are an integral part of these consolidated financial statements.

              Earth Products and Technologies, Inc.
                  (A Development Stage Company)
         Unaudited Consolidated Statements of Operations
            For the Three Months Ended March 31, 1998

REVENUE                                       $       -0-

COST OF GOOD SOLD                                    1,898
                                              -------------
     Gross Profit                                   (1,898)

EXPENSES

  General and administrative                         8,797
                                              -------------
     Total Expenses                                  8,797
                                              -------------
OPERATING LOSS                                     (10,695)
                                              -------------
OTHER INCOME (EXPENSE)
  Gain on disposition of debt                       13,543
  Interest                                            (296)
                                              -------------
     Total Other Income (Expense)                   13,247
                                              -------------
NET INCOME                                    $      2,552
                                              =============
WEIGHTED AVERAGE INCOME
  PER SHARE                                         ( 0.00)
                                              =============

The accompanying notes are an integral part of these consolidated financial statements.

              Earth Products and Technologies, Inc.
                 (A Developmental Stage Company)
          Notes to the Consolidated Financial Statements
                            Unaudited

                          March 31, 1998



NOTE 1 - Basis of Financial Statements


     The financial statements at march 31, 1998 are prepared from the records of the companies without audit or other review by and independent accountant.