Form 10QSB
period 1998-06-30
ENVIRONMENTAL PLASMA ARC TECHNOLOGY INC
filed 1998-08-13
CIK 790024

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-QSB


            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998
Commission File Number 33-3385


              EARTH PRODUCTS AND TECHNOLOGIES, INC.
              --------------------------------------
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

     As of June 30, 1998, the Issuer had issued and outstanding an aggregate of 12,507,004 common voting shares, par value $0.001


                  PART I.  FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS
           --------------------

     The unaudited financial statements of Earth Products and Technologies, Inc. (the "Company") for the quarter ended June 30, 1998 are attached hereto and incorporated by reference.
ITEM 2     PLAN OF OPERATION
           -----------------

     The Company is a holding company which owns two subsidiaries, Environmental Water Systems, Inc., a Nevada corporation ("EWS"), and EPAT Inc., a Delaware corporation ("EPAT"). In addition to directing the activities of its subsidiaries, the Company is actively seeking to acquire additional businesses involved in the environmental industry.

     The Company has $0.00 in revenues from operations for the quarter ended June 30, 1998 as compared to $0.00 in revenues for the previous quarter which ended on March 31, 1998. It is hoped that revenues from EWS for the third quarter will be sufficient to maintain that operation. It may be necessary, however, to raise additional capital to complete the testing and evaluation of the EPAT technology, and for the further operation of EWS, should their marketing efforts not provide sufficient operating capital.

ENVIRONMENTAL WATER SYSTEMS, INC.

The Board of Directors of the Company approved a plan for the Company to acquire substantially all of the issued and outstanding shares of Environmental Water Systems, Inc. ("EWS") on June 7, 1997. This Acquisition was completed on July 21, 1997.

     EWS was incorporated in 1995 in the State of Nevada and operates with corporate headquarters in Denver, Colorado. EWS's primary business is providing turn-key waste water treatment systems. This turn-key solution includes marketing, designing, manufacturing, installation and maintenance of its patented and proprietary industrial waste water systems. EWS initially obtained a marketing and manufacturing license for a patented electrocoagulation reaction chamber. Since obtaining this license, EWS has further developed technology which, when combined with the aforementioned, provides a complete wastewater treatment system for industries whose wastewater contains heavy metals, emulsified oil and other organic and inorganic matter (the "EWS Treatment System"). To date the EWS Treatment System is in use by several businesses in Colorado, Mississippi, California and Louisiana.

     In addition to designing and manufacturing systems, EWS has a complete water-testing laboratory to support the specific design of it's treatment systems. EWS continues a very aggressive research and development program which should open additional markets.

     The EWS Technical Team is comprised of over 20 professionals that specialize in different technologies used in the treatment of wastewater.
Many members of the Team have one or more Doctorate Degrees in the areas of chemistry, metallurgy and electronics. In the customer evaluation process the Team studies the specific needs of the customer and a customized wastewater treatment system is designed utilizing the patented and proprietary systems licensed and owned by EWS.

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

          There are many different technologies dealing with water treatment in the market today. None of these use the same type of technology in the same configuration as the patented and proprietary component of the EWS Treatment System. Industry has typically used chemicals and forms of filtration devices to clean its wastewater to date. EWS does not use these processes as its key technology. Through the use of existing filtration systems and the EWS patented and proprietary process, EWS's system results in significantly less harmful particulate in the discharge water with lower overall operational costs.

     Competition

     The Company is aware of no other companies in the water purification business using the same type of technology that makes up the basic component of the proprietary EWS Treatment System. The industry has and currently is using primarily chemicals and filtration as key parts of their systems to clean discharge water. EWS can supply its customers with a complete treatment system or can retrofit specific components to an existing treatment system, often lowering overall system operating cost. EWS can combine its treatment systems with the customer's existing treatment system resulting in a reduction in overall operational costs and compliance with water discharge requirements.

EPAT, INC.

     EPAT is continuing to document and engineer it's air purification system. The EPAT Technology is an electro-mechanical system that has proven, in monitored trials, that it is capable of reducing air pollutants from commercial and industrial facility discharge systems by means of an electrical field. The process uses non-thermal plasmas generated by electric arcs and coronas that energize air stream molecules and remove pollutants by causing them to undergo molecular changes. Research engineers retained by the Company believe that the applications of this process have potential to be used by oil refineries, steel production plants, public utility power plants, cogeneration facilities, chemical producers, commercial printers, waste disposal facilities, incinerators and other discharge facilities

     The research engineers retained by EPAT have tested three prototype configurations of the EPAT Technology. Tests of the EPAT Technology have occurred, among others, on biomedical incineration and commercial printing facilities. These tests were conducted by independent testing agencies that measured removal rates of pollutants in industrial discharge. Such tests of the EPAT prototype offer considerable promise for the development of the EPAT Technology for numerous applications, although there can be no assurance that such development will be successful.

          Marketing Strategy

     EPAT's short-term marketing strategy is to install a test/demonstration unit at a host facility, which would agree to purchase a system from the Company at such time as the unit demonstrates its effectiveness. It is intended that a complete set of third party tests will by conducted at this site to evaluate the capabilities and effectiveness of the EPAT Technology. Other opportunities will be sought to install units for other applications that are compatible with the current stage of development of the EPAT Technology in an attempt to attain technical credibility for the systems. Assuming the EPAT Technology is demonstrated to be successful in effectively removing and reducing air pollutants, of which there can be no assurance, it is anticipated that devices using the EPAT Technology will be manufactured in
various sizes.   They would be capable of removing and reducing emissions of a wide range of pollutants and compounds and of providing either primary or secondary air stream treatment.

          Competition

          If EPAT is able to develop a product using the EPAT Technology that is demonstrated to be effective in removing or reducing air pollutants, the Company believes that the EPAT Technology can compete effectively with other technologies currently available. These include, for example, scrubbers, electrostatic precipitators, catalytic converters, carbon absorption systems, filtration devices, thermal incinerators and other methods of controlling emissions. If a system using the EPAT Technology is successfully developed, of which there can be no assurance, the Company believes that such system will compete favorably in a number of areas. The Company's system is intended to reduce multiple pollutants in a single process, while most currently existing systems are effective in reducing only one pollutant in the air stream and require by-product removal and clean up. The Company believes that its system will most likely compete favorably in the area of initial cost, the costs of continued maintenance and effectiveness. The Company faces substantial competition, however, from conventional environmental control methods and may compete with companies that have more extensive research, marketing and manufacturing capabilities and significantly greater financial, technical and personnel resources than the Company.

     Patent and Patent Applications

     The Company has been issued a patent relating to the EPAT Technology from the United States Patent and Trademark Office (Patent #5,366,701) and has filed patent applications in several foreign jurisdictions. The Company may seek additional patents with respect to the EPAT Technology in the United States and internationally.

                   PART II.  OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS
           -----------------

     The Company is not a party to any proceedings or threatened proceedings other than those discussed in its Report on Form 10-KSB for its year ended December 31, 1997, which discussion, pursuant to Rule 12b-23, is incorporated herein by this reference. There have been no material developments in any legal proceedings reported on in the Form 10-KSB for the year ended December 31, 1997, nor are there any new proceedings or threatened proceedings to which the Company is a party or threatened to be made a party.

ITEM 2     CHANGES IN SECURITIES
           ---------------------

     In May 1998 the Company issued 100,000 common shares, at $0.10 per share, to John W. Peters as consideration for his services as President of the Company. In late May and early June 1998 the Company issued an aggregate of 5,100,000 common shares, at $0.10 per shares, to five creditors in satisfaction of notes payable. On June 9, 1998, the Company issued 20,000 common shares, at $0.25 per shares, Rich Allen for services rendered to the Company.

     The above referenced common shares were initially issued by the Company in separate and/or isolated transactions which did not involve a public offering and are restricted securities as that term is defined in Reg. 230.144(a)(3) of the Securities Act of 1933. The issuance of these shares is exempt from the registration requirements of Section 5 of the Securities Act of 1933 by reasons of the provisions of Section 4(2) and the rules, regulations and interpretative releases of the Securities and Exchange Commission then in effect.

ITEM 3     DEFAULTS UPON SENIOR SECURITIES
           -------------------------------

          None.


ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

          None.

ITEM 5     OTHER INFORMATION
           -----------------

     On June 9th, 1998 Benjamin Hoskins resigned as Director and Secretary Treasurer. Anita Patterson was appointed to fill these vacancies until the next annual meeting of shareholders. On July 7, 1998, Matt McLelland was appointed to fill the vacancy on the Board of Directors caused by Mitch Godfrey's resignation.

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

           (a) The following exhibits are attached hereto and incorporated herewith.




Exhibit #     Description
---------     -----------

1             Financial Data Schedule


           No Reports on 8-K were filed during the quarter ended June 30, 1998.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

     DATED this 11th day of August, 1998.


EARTH PRODUCTS AND TECHNOLOGIES, INC.


By:/s/ John W. Peters
   ________________________________________
   John W. Peters
   President and CEO








              Earth Products and Technologies, Inc.

                Consolidated Financial Statements

                    June 30, 1998 (unaudited)
                               and
                        December 31, 1997










                   INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Earth Products and Technologies, Inc.
Salt Lake City, Utah


The accompanying balance sheets as of June 30, 1998 and the related statements of operations, and cash flows for the six months ended June 30, 1998 and 1997 were not audited by us and, accordingly, we do not express an opinion on them.

The accompanying balance sheet as of December 31, 1997 was audited by us and we expressed an unqualified opinion on it in our report dated April 9, 1998.





August 10, 1998










              Earth Products and Technologies, Inc.
                   Consolidated Balance Sheets

                              ASSETS
                             -------

                                              June 30            December 31
                                               1998                  1997
                                           -------------         -----------
CURRENT ASSETS                               (unaudited)

   Cash and Cash Equivalents               $    7,704            $    3,210
   Accounts receivable, Net of Allowance
     1997 $0; 1998 $0                          23,861                40,161
   Loans Receivables                          370,000                  -
   Inventory                                   47,753                54,563
                                           -------------         -----------
     Total Current Assets                     449,318                97,934
                                           -------------         -----------
PROPERTY & EQUIPMENT                          166,122               191,511

OTHER ASSETS
     Goodwill                                 101,071               106,686
    Work in Progress Inventory                381,143               381,143
                                           -------------         -----------

      Net Other Assets                        482,214               487,829
                                           -------------         -----------

     TOTAL ASSETS                          $1,097,654            $  777,274
                                           =============         ===========

The accompanying notes are an integral part of these financial statements


              Earth Products and Technologies, Inc.
              Consolidated Balance Sheets continued

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

                                              June 30           December 31
  CURRENT LIABILITIES                          1998                1997
                                            -------------       -----------
                                           (unaudited)

   Accounts payable                        $  105,174          $ 230,516
   Accrued and Withheld Payroll Taxes         120,072            121,594
   Accrued expenses                            18,882             32,578
   Notes Payable - shareholders                13,586            223,836
   Current portion of Notes Payable             7,684              7,684
                                           -------------       -----------
         Total Current Liabilities            265,398            616,208
                                           -------------       -----------
LONG-TERM DEBT

   Notes payable                               138,200           30,359
                                           -------------       -----------
         Total Liabilities                     403,598          646,567
                                           -------------       -----------
STOCKHOLDERS' EQUITY

   Common stock, $.001 Par Value,
   Authorized 50,000,000 Shares;
   issued and outstanding 12,507,004
   and 7,287,004 shares, respectively           12,507            7,287
   Additional Paid-In Capital                3,440,099        2,824,319
   Retained earnings                        (2,758,550)      (2,700,899)
                                           -------------     -----------

     Total Stockholders' Equity                694,056          130,707
                                           -------------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                     $ 1,097,654       $  777,274
                                           =============     ===========
The accompanying notes are an integral part of these financial statements


              Earth Products and Technologies, Inc.
              Consolidated Statements of Operations

                               For the three     For the three     For the Six     For the Six
                               months ended      months ended      months ended    months ended
                                 June 30           June 30           June 30         June 30
                                  1998               1997             1998            1997
                               ------------      ------------      ------------    ------------

SALES                          $    -            $    23,991       $    -          $   23,991

COST OF GOODS SOLD                  -                  5,871            -              5,871
                               ------------      ------------      ------------    ------------
GROSS PROFIT                        -                 18,120            -             18,120
                               ------------      ------------      ------------    ------------
OPERATING EXPENSES
   General And
     Administrative Expenses     54,053              224,517         64,747          237,482
                               ------------      ------------      ------------    ------------
TOTAL OPERATING EXPENSES         54,053              224,517         64,747          237,482
                               ------------      ------------      ------------    ------------
OPERATING INCOME (LOSS)         (54,053)            (206,395)       (64,747)        (219,362)
                               ------------      ------------      ------------    ------------
OTHER INCOME AND (EXPENSES)
   Minority Interest               -                  24,535            -             24,535
   Other Income                  (4,487)                              9,055

   Interest Exp                  (1,527)              (2,035)        (1,823)          (2,035)
                               ------------      ------------      ------------    ------------
     Total Other Income/
      (Expense)                  (6,014)              22,500          7,252           22,500
                               ------------      ------------      ------------    ------------

NET LOSS                       $(60,067)         $  (183,895)      $(57,515)     $  (196,862)
                               ============      ============      ============    ============

The accompanying notes are an integral part of these financial statements



              Earth Products and Technologies, Inc.
              Consolidated Statements of Cash Flows

                                             For the six      For the six
                                             months ended     months ended
                                                June 30          June 30
                                                  1998             1997
                                            ------------     ------------
Cash Flows From Operating Activities

Net income (loss)                           $ (57,515)       $  (204,505)
Adjustments to Reconcile Net Income (Loss)
 to Net Cash Used in Operating Activities:
   Depreciation                                20,500               -
   Amortization                                 5,615               -
   Stock issued for services                   15,000               -
Change in Assets and Liabilities
  (Increase) Decrease in:
   Accounts Receivable                         16,300            (12,085)
   Other Receivables                              -              (35,938)
   Inventory                                    6,810            (39,403)
   Increase/(decrease) in:
   Accounts Payable                          (125,342)            34,941
   Accrued Expenses                           (15,218)            (1,248)
                                            ------------     ------------

     Net Cash Provided (Used) by Operating
      Activities                             (133,850)          (294,238)
                                            ------------     ------------

Cash Flows from Investing Activities
  Cash paid for Notes Receivable             (370,000)              -
  Cash from sale of assets                      4,753               -
  Purchase of Property and Equipment             -               (27,689)
                                            ------------     ------------

     Net Cash Provided (Used) by Investing
      Activities                             (365,247)           (27,689)
                                            ------------     ------------
Cash Flows from Financing Activities

  Proceeds from debt financing                606,000            304,944
  Cash received in acquisition                   -                17,178
  Principal payments on debt financing       (102,409)              -
                                            ------------     ------------

     Net Cash Provided (Used) by Financing
      Activities                              503,591            322,122
                                            ------------     ------------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                   4,494                195
                                            ------------     ------------

Cash and Cash Equivalents
  Beginning                                     3,210              6,714
                                            ------------     ------------
  Ending                                    $   7,704        $     6,909
                                            ============     ============
Supplemental Disclosures of Cash Flow
  Information:
  Cash payments for interest                $   1,823        $     2,035
                                            ============     ============

  Cash payments for income taxes            $    -           $      -
                                            ============     ============

Supplemental Schedule of Noncash Investing and Financing Activities

 Conversion of Debt to equity               $ 660,000        $      -
                                            ============     ============

The accompanying notes are an integral part of these financial statements

GENERAL
-------

Earth Products and Technologies, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 1998 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the fiscal year ended December 31, 1997.

UNAUDITED INFORMATION
---------------------

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.