Form 10QSB
period 1998-09-30
ENVIRONMENTAL PLASMA ARC TECHNOLOGY INC
filed 1998-11-16
CIK 790024

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB


            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 1998
                  Commission File Number 33-3385


              EARTH PRODUCTS AND TECHNOLOGIES, INC.
              -------------------------------------
      (Exact name of registrant as specified in its charter)


Nevada                                               87-0430816
------                                               ----------
(State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

         525 South 300 East, Salt Lake City, Utah  84111
         ------------------------------------------------
(Address of principal executive offices)              (Zip Code)

                          (801) 323-2395
                          --------------
         (Issuer's telephone number including area code)

  215 South State Street, Suite 1100, Salt Lake City, Utah 84111
  --------------------------------------------------------------
          (Former address, if changed since last report)


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

     As of September 30, 1998, the Issuer had issued and outstanding an aggregate of 12,702,004 common voting shares, par value $0.001


                  PART I.  FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS
         --------------------

     The unaudited financial statements of Earth Products and Technologies, Inc. (the Company) for the quarter ended September 30, 1998 are attached hereto and incorporated by reference.

ITEM 2   MANAGEMENT DISCUSSION & ANALYSIS OF PLAN OF OPERATION
         -----------------------------------------------------

     The Company is a holding company which owns one subsidiary, Environmental Water Systems, Inc., a Nevada corporation (EWS). In addition to directing the activities of its subsidiary, the Company is actively seeking to acquire additional businesses involved in the environmental industry.

     The Company has $3,473.00 in revenues from operations for the quarter ended September 30, 1998 as compared to $0.00 in revenues for the previous quarter which ended on June 30, 1998. It is hoped that revenues from EWS for the fourth quarter will be sufficient to maintain that operation. It may be necessary, however, to raise additional capital for the further operation of EWS, should their marketing efforts not provide sufficient operating capital.

     On September 10, 1998 the Board of Directors by unanimous vote, resolved to distribute the Company's wholly owned subsidiary EPAT, Inc. to its shareholders through a stock dividend distribution. This action established EPAT, Inc. as an independent company, in the hope that Earth Products and Technologies, Inc. will be able to more effectively focus on the operations of EWS, and seek more profitable business opportunities. Shareholders of the Company will receive one share of EPAT, Inc. for every ten shares of the Company's stock held.

ENVIRONMENTAL WATER SYSTEMS, INC.

     The Board of Directors of the Company approved a plan for the Company to acquire substantially all of the issued and outstanding shares of Environmental Water Systems, Inc. (EWS) on June 7, 1997. This Acquisition was completed on July 21, 1997.

     EWS was incorporated in 1995 in the State of Nevada and operates with corporate headquarters in Denver, Colorado. EWS?' primary business is providing turnkey wastewater treatment systems. This turnkey solution includes marketing, designing, manufacturing, installation and maintenance of its patented and proprietary industrial waste water systems. EWS initially obtained a marketing and manufacturing license for a patented electrocoagulation reaction chamber. Since obtaining this license, EWS has further developed technology which, when combined with the aforementioned, provides a complete wastewater treatment system for industries whose wastewater contains heavy metals, emulsified oil and other organic and inorganic matter (the EWS Treatment System). To date the EWS Treatment System is in use by several businesses in Colorado, Mississippi, California and Louisiana.

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

The Market
----------

     In the past 20 years the United States government and other governments throughout the world have enacted many environmental laws. The U.S. Environmental Protection Agency (EPA) has established progressively stricter discharge standards based on Best Demonstrated Available Technology, with the ultimate goal being ZERO DISCHARGE and the restoration of ground water to drinking water standards. Industry throughout the world is now being forced by government regulation to clean up their discharge water. With these mandates being enforced, there is a need for effective and economical treatment systems. These systems must accommodate the most stringent water users today and in the future.

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

ITEM 2   CHANGES IN SECURITIES
         ---------------------

     On September 10, 1998, the Company's Board of Directors resolved to cause a common stock dividend of the Company's wholly owned subsidiary EPAT, Inc. Company shareholders of record at 5:00 p.m. MDT on September 15, 1998 will receive one share of EPAT, Inc., par value $.001, for every ten shares held. The Company intends to distribute an aggregate of 1,270,200 shares of EPAT, Inc. to the Company's shareholders, with the distribution to be completed by December 31, 1998. Shareholders eligible to receive fractional shares shall be rounded up and receive one whole share.

     In September of 1998, the Company issued an aggregate of 195,000 shares of the Company's restricted common stock pursuant to a private offering beginning on April 15, 1998. The securities were sold to accredited investors and to not more than 35 unaccredited investors as those terms are defined under Regulation D of the Securities Act of 1933, as amended (the 'Securities Act'). The Company offered 50 units of 10,000 common shares at $.50 per share for a total offering price of $250,000. A 10% commission was paid to licensed broker/dealers or registered investment counselors. At the time of this filing, the private offering remains open.

     The Company claims exemption from the registration requirements of
Section 5 of the Securities Act pursuant to Regulation D. The securities were sold to not more than 35 non-accredited investors. Each prospective purchaser executed and delivered to the Company a Subscription Agreement and an Investor Suitability Statement, which established: 1) whether the prospective purchaser met the minimum suitability standards for an accredited investor as defined by Rule 501(a) of the Securities Act; or whether the non-accredited investor had sufficient knowledge to evaluate the merits and risks of an investment in the securities, and 2) established the prospective purchasers' investment intent, with no view toward the resale or distribution of the
securities.   Prospective purchasers received a private offering memorandum which provided the Company's non-financial and financial information as required by Rule 502(b)(2) promulgated under the Securities Act. The Company did not use general solicitation or advertising. The Company took reasonable care to inform the purchaser that resale or distribution of the securities would require registration under the Securities Act and/or state laws, and the Company placed a restrictive legend on the certificates representing the securities.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

          None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------


          None.

ITEM 5   OTHER INFORMATION
         -----------------

          Subsequent Event: On October 20, 1998 the Company moved its Corporate Headquarters to 525 South 300 East, Salt Lake City, UT 84111

          Subsequent Event: In November of 1998, the Company issued an additional 214,000 restricted common shares pursuant to a private offering beginning on April 15, 1998 (see 'Changes in Securities'). The securities were sold to accredited investors and to not more than 35 unaccredited investors as those terms are defined under Regulation D of the Securities Act of 1933

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     The following exhibits are attached hereto and incorporated herewith.

Exhibit #                    Description
---------                    -----------
27                           Financial Data Schedule

No Reports on 8-K were filed during the quarter ended September 30, 1998.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report be signed on its behalf by the undersigned, thereunto duly authorized.
     DATED this 16th day of November, 1998.


EARTH PRODUCTS AND TECHNOLOGIES, INC.

By:/s/ John W. Peters
   ------------------
      John W. Peters
      President and CEO

              Earth Products and Technologies, Inc.


                Consolidated Financial Statements

                  September 30, 1998 (unaudited)
                               and
                        December 31, 1997

              <Letterhead of Crouch, Bierwolf & Chisholm
                   Certified Public Accountants
                   50 West Broadway, Suite 1130
                     Salt Lake City, Utah 84101
                     Office (801) 363-1175
                      Fax (801) 363-0615>


                   INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders of Earth Products and Technologies, Inc.
Salt Lake City, Utah


The accompanying balance sheets as of September 30, 1998 and the related statements of operations, and cash flows for the nine months ended September 30, 1998 and 1997 were not audited by us and, accordingly, we do not express an opinion on them.

The accompanying balance sheet as of December 31, 1997 was audited by us and we expressed an unqualified opinion on it in our report dated April 9, 1998.

/s/ Crouch, Bierwolf & Chisholm

November 10, 1998


              Earth Products and Technologies, Inc.
                   Consolidated Balance Sheets

                              ASSETS
                             -------

                                          September 30   December 31
                                              1998           1997
                                          ------------   -----------
CURRENT ASSETS                            (unaudited)


  Cash and Cash Equivalents               $    4,813     $     3,210
  Accounts receivable, Net of
   Allowance 1997 $0; 1998 $0                 27,334          40,161
  Loans Receivables                          469,000            -
  Inventory                                   47,753          54,563
                                          ------------   -----------

   Total Current Assets                      548,900          97,934
                                          ------------   -----------

PROPERTY & EQUIPMENT                         105,784          191,511



OTHER ASSETS
  Goodwill                                    98,264          106,686
  Work in Progress Inventory                 381,143          381,143
                                          ------------   ------------

   Net Other Assets                          479,407          487,829
                                          ------------   ------------
   TOTAL ASSETS                           $1,134,091         $777,274
                                          ============   ============


              The accompanying notes are an integral
                part of these financial statements



              Earth Products and Technologies, Inc.
              Consolidated Balance Sheets continued


               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

                                                  September 30   December 31
                                                      1998           1997
                                                  ------------   -----------
CURRENT LIABILITIES                               (unaudited)
  Accounts payable                                $     94,946   $   230,516
  Accrued and Withheld Payroll Taxes                   116,168       121,594
  Accrued expenses                                      18,628        32,578
  Notes Payable - shareholders                          16,836       223,836
  Current portion of Notes Payable                       7,684         7,684
                                                  ------------   -----------

     Total Current Liabilities                         254,262       616,208
                                                  ------------   -----------

LONG-TERM DEBT

  Notes payable                                        188,339        30,359
                                                  ------------   -----------

     Total Liabilities                                 442,601       646,567
                                                  ------------   -----------

STOCKHOLDERS' EQUITY

  Common stock, $.001 Par Value,
   Authorized 50,000,000 Shares;
   issued and outstanding 12,702,004
   and 7,287,004 shares, respectively                   12,702         7,287
  Additional Paid-In Capital                         3,538,904     2,824,319
  Retained earnings                                 (2,860,116)   (2,700,899)
                                                  ------------   -----------

     Total Stockholders' Equity                        691,490       130,707
                                                  ------------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  1,134,091   $   777,274
                                                  ============   ===========


              The accompanying notes are an integral
                part of these financial statements

              Earth Products and Technologies, Inc.
              Consolidated Statements of Operations


                      For the three  For the three  For the Nine  For the Nine
                      months ended   months ended   months ended  months ended
                      September 30   September 30   September 30  September 30
                           1998           1997          1998          1997
                      ------------   -------------  ------------  ------------
SALES                 $    3,473     $    27,492    $    3,473    $   51,483

COST OF GOODS SOLD          -             90,016          -           95,887
                      ------------   -------------  ------------  ------------

GROSS PROFIT               3,473         (62,524)        3,473       (44,404)
                      ------------   -------------  ------------  ------------

OPERATING EXPENSES
   General And
    Administrative
    Expenses              92,047         227,356       156,794       464,838
                      ------------   -------------  ------------  ------------

TOTAL OPERATING
 EXPENSES                 92,047         227,356       156,794       464,838
                      ------------   -------------  ------------  ------------

OPERATING INCOME
 (LOSS)                  (88,574)       (289,980)     (156,794)     (509,242)
                      ------------   -------------  ------------  ------------

OTHER INCOME AND
 (EXPENSES)
   Minority Interest        -               -             -           24,535
   Other Expense         (12,173)           -           (3,118)         -
   Interest Expense         (819)           (284)       (2,642)       (2,319)
                      ------------   -------------  ------------  ------------

    Total Other
    Income/(Expense)     (12,992)           (284)       (5,760)       22,216
                      ------------   -------------  ------------  ------------
NET LOSS              $ (101,566)    $  (290,164)   $ (159,081)   $ (487,026)
                      ============   =============  ============  ============


              The accompanying notes are an integral
                part of these financial statements











              Earth Products and Technologies, Inc.
              Consolidated Statements of Cash Flows

                                            For the Nine          For the Nine
                                            months ended          months ended
                                            September 30          September 30
                                                1998                  1997
                                            ------------          ------------

Cash Flows From Operating Activities

Net income (loss)                           $  (159,081)          $  (494,669)

Adjustments to Reconcile Net Income (Loss)
  to Net Cash Used in Operating Activities:
   Depreciation                                  30,750                -
   Amortization                                   8,423                -
   Stock issued for services                     15,000                -
   Loss on sales                                 12,043                -

Change in Assets and Liabilities
  (Increase) Decrease in:
   Accounts Receivable                           12,827             (13,135)
   Other Receivables                               -                (35,938)
   Inventory                                      6,810             (78,234)
   Increase/(decrease) in:
   Accounts Payable                            (135,570)            102,397
   Accrued Expenses                             (19,376)             35,258
    Other Payable                                72,194                -
                                            ------------           -----------

     Net Cash Provided (Used) by
      Operating Activities                     (155,980)           (484,321)
                                            ------------           -----------

Cash Flows from Investing Activities
  Cash paid for Notes Receivable               (469,000)               -
  Cash from sale of assets                        4,753                -
  Purchase of Property and Equipment               -                (57,217)
                                            ------------           -----------
     Net Cash Provided (Used) by Investing
     Activities                                (464,247)            (57,217)
                                            ------------           -----------
Cash Flows from Financing Activities

  Proceeds from debt financing                  626,000             431,579
  Cash received in acquisition                     -                 17,178
  Principal payments on debt financing         (103,170)               -
 Proceeds from stock subscriptions               99,000             125,000
                                            ------------           -----------
     Net Cash Provided (Used) by
     Financing Activities                       621,830             573,757
                                            ------------           -----------
Net Increase (Decrease) in Cash and Cash
 Equivalents                                      1,603              32,219
                                            ------------           -----------
Cash and Cash Equivalents
  Beginning                                       3,210               6,714
                                            ------------           -----------


Ending                                      $     4,813           $  38,933
                                            ===========           ============


Supplemental Disclosures of Cash Flow
 Information:
 Cash payments for interest                 $     2,642           $   2,319
                                            ============          ============
 Cash payments for income taxes             $       130           $    -
                                            ============          ============

Supplemental Schedule of Noncash
 Investing and Financing Activities

 Conversion of Debt to equity               $   660,000           $    -
                                            =============         ============


              The accompanying notes are an integral
                part of these financial statements

GENERAL
-------

Earth Products and Technologies, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 1998 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the fiscal year ended December 31, 1997.

UNAUDITED INFORMATION
---------------------

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustment which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.