Form 10KSB
period 1998-12-31
ENVIRONMENTAL PLASMA ARC TECHNOLOGY INC
filed 1999-04-15
CIK 790024

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                           FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1998

                                OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number 33-3385LA

              EARTH PRODUCTS AND TECHNOLOGIES, INC.
            -----------------------------------------
      (Exact name of registrant as specified in its charter)

         Nevada                                  87-0430816
(State or other jurisdiction of         (I.R.S. Employer incorporation or
organization)                            Identification No.)

525 South 300 East, Salt Lake City, Utah          84111
(Address of principal executive offices)         (Zip code)

Issuer's telephone number, including area code:  (801) 323-2394

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]    No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. None.

State issuer's revenue for it most recent fiscal year: $ 0.00

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1998 was $2,172,133.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 24,991,004 shares of common stock were outstanding as of February 2, 1999.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [ X ]

                              PART I

Item 1.              Description of Business.

(a)     Business Development.

     Earth Products and Technologies, Inc. (the "Company") was incorporated under the laws of the State of Nevada in 1986 under the name Mainstay Investments, Inc. The Company's name was changed in 1987 to Bio-Helix, Inc., in 1990 the name changed to Concept Gold, Inc., in 1992 the name changed to Environmental Plasma Arc Technology, Inc. and in October 1997 the Company adopted its current name.

     During 1997 the Company became a holding company of two subsidiaries, Environmental Water Systems, Inc. and EPAT, Inc. In April of 1997, the Company transferred all of its assets and liabilities to EPAT, Inc. a newly formed, wholly owned subsidiary corporation. In June of 1997, the Company acquired substantially all of the issued and outstanding shares of Environmental Water Systems, Inc. ("EWS").

     During 1998 the Company divested itself of both its subsidiaries. On September 10, 1998 the Board of Directors (the "Board") by unanimous vote, resolved to spin off EPAT, Inc. This action established EPAT, Inc. as an independent company in the hope that the Company would be able to more effectively focus on the operations of its remaining subsidiary, EWS, and seek more profitable business opportunities. The Company's shareholders of record as of November 30, 1998 received one share of EPAT, Inc. for each ten shares held. The original effective date of the dividend, September 15, was extended to November 30, 1998 and certificates were mailed to the Company's shareholders on December 8, 1998.

    EWS failed to perform as anticipated and the Company's Board in a special meeting in December 1998 resolved to divest itself of the majority of its ownership in EWS. On December 31, 1998, the Company entered into a stock purchase agreement with EWS Services, Inc., a Nevada corporation, in which EWS Services, Inc. agreed to purchase a majority of EWS's common shares. Pursuant to the terms of the agreement the Company sold 4,000,000 shares of its total holdings of 5,525,300 EWS shares to EWS Services, Inc. The Company received a promissory note in the amount of $840,000 secured by the equipment and assets of EWS Services, Inc. in consideration for the EWS shares.

(b)     Business of the Company.

     The Company currently has no commercial operations and has no full time employees. The Company plans to seek, investigate and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The Company wishes to caution readers that the following discussion contains forward-looking statements made by or on behalf of the Company. The actual results of the Company could differ materially from its historical results of operations and those discussed in the forward-looking statements. The forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management.


     The acquisition by the Company of a business opportunity may be made by purchase, merger, exchange of stock or otherwise. At the present time the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition. In addition, there can be no assurance that the Company will be successful in finding a desirable business opportunity, given the limited capital available for an acquisition.

     The Company's officers and directors will make contacts within the field of corporate finance to find potential acquisition candidates. The Company anticipates that a acquisition would involve an entity that desires to become a fully reporting company and one which wishes to establish a public trading market for its securities. The Company's search will be directed toward a profitable operating company which will bring revenues to the Company. The Company anticipates that it will consider, among other things, the following factors:

    (1) Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

    (2) The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

    (3) Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

    (4)  The extent to which the business opportunity can be advanced;

    (5) Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

    (6) Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

    (7) The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and,

    (8) The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

     No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity, and a determination based upon reasonable investigative measures and available data. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the business opportunity to be acquired.

     Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction; and other information deemed relevant.

     The Company anticipates that the business opportunities presented to it will (i) either be in the process of formation or, be recently organized with limited operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned din (i) through (iv). The company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued or that it believes may realize a substantial benefit from being publicly owned.
Given the above factors, investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions and other factors.

    It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the Company's securities should not anticipate that the Company necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.

COMPETITION

     The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investments companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will experience competition from other public companies, many of which may have more funds available than does the Company.

Item 2.         Properties.

      As of December 31, 1998, the Company does not own any real property.

Item 3.         Legal Proceedings.

     The Company is not a party to any proceedings or threatened proceedings as of the year ended December 31, 1998.

Item 4.         Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 1998.


                             Part II

Item 5.         Market for Common Equity and Related Stockholder Matters.

     a)   Market for Common Equity

     The Company's common stock was listed with the OTC Bulletin Board on March 24, 1997. The Company's Board approved a 10-for-1 reverse split which became effective on May 2, 1997. The first trades of the common stock were reported on May 12, 1997.

     The following table shows the range of high and low trading prices for the three quarters for 1997 and for the year ended December 31, 1998, as reported by the National Association of Securities Dealers. There was no activity for the first quarter of 1997. Such quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and do not necessarily represent actual transactions.

Year              Quarter           High         Low
----              -------           ----         ----

1997
----              Second          4              1.25
                  Third           2.25           0.75
                  Fourth          1.5625         0.5625

1998
----              First           1.5             .9375
                  Second          1.3125          .449
                  Third            .6875          .3593
                  Fourth           .46875         .16

    As of December 31, 1998, the Company has approximately 676 holders of record of the Company's common stock. The Company has never paid any cash dividends on its outstanding shares of common stock, and no cash dividends are contemplated to be paid in the foreseeable future.

(b)   Recent Sales of Unregistered Securities

     The Company sold the following securities during the fourth quarter of the year ended December 31, 1998:

     On November 3, 1998 the Company issued 25,000 restricted common shares to Thomas X. Schiff, Esq. to settle a disputed legal bill arising from 1994.
The Company relied on an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to
Section 4(2) based on the fact that the issuance was a private transaction not involving a public distribution.

     On November 5, 1998, the Company issued 214,000 restricted common shares, valued at $107,000, as part of a private placement which began on April 15, 1998. The securities were sold to accredited investors and to not more than 35 non-accredited investors as those terms are defined under Regulation D of the Securities Act. The Company offered 50 units of 10,000 common shares at $.50 per share for a total offering price of $250,000. A 10% commission was paid to licensed broker/dealers or registered investment counselors.

     The Company claims exemption from the registration requirements of
Section 5 of the Securities Act for this private placement under the limited offering exemption provided by Regulation D. The securities were sold to not more than 35 non-accredited investors. Each prospective purchaser executed and delivered to the Company a Subscription Agreement and an Investor Suitability Statement, which established: 1) whether the prospective purchaser met the minimum suitability standards for an accredited investor as defined by Rule 501(a) of the

Securities Act; or whether the non-accredited investor had sufficient knowledge to evaluate the merits and risks of an investment in the securities, and 2) the prospective purchasers' investment intent, to avoid resale or subsequent distribution of the securities. Prospective purchasers received a private offering memorandum which provided the Company's non-financial and financial information as required by Rule 502(b)(2) promulgated under the Securities Act. The Company did not use general solicitation or advertising. The Company took reasonable care to inform the purchaser that resale or distribution of the securities would require registration under the Securities Act and/or state laws, and the Company placed a restrictive legend on the certificates representing the securities.

     On November 23, 1998 the Company issued an aggregate of 1,000,000 restricted common shares, valued at $100,000, in consideration for management and accounting services and for insurance as follows: 200,000 shares to Prescott Investments LC for management services; 300,000 shares to Kamischak Trust for management services; and 300,000 shares to Amberco, LC for
management services.   50,000 shares were issued to Business Builders, Inc.
for accounting services. 150,000 shares were issued for insurance coverage to Universal Business Insurance. The Company relied on the Section 4(2) exemption from the registration requirements of the Securities Act based on the fact that the distribution was a private transaction not involving a public distribution.

      On November 27, 1998, the Company issued an aggregate of 11,000,000 restricted common shares, valued at $110,000, in consideration for the costs and fees of the EPAT, Inc. spin off and for a promissory note dated October 1, 1997 payable to Principal Holdings, Inc. 8,600,000 shares were issued to PHI Mutual Ventures, 1,200,000 shares were issued to Capital Communications, Inc. and 1,200,000 shares were issued to EPI Continental Holdings Ltd. The Company relied on an exemption from registration under the Securities Act pursuant to
Section 4(2) based on the fact that the distribution was a private transaction not involving a public distribution.

       On December 31, 1998, the Company entered into a stock purchase agreement with EWS Services, Inc., a Nevada corporation, in which the Company sold 4,000,000 shares of EWS to EWS Services, Inc. The Company received a promissory note in the amount of $840,000 secured by the equipment and assets of EWS Services, Inc. in consideration for the EWS shares. Such shares distributed by the Company are exempt from the registration requirements of the Securities Act pursuant to Section 4(2) as a private transaction not involving a public distribution and are restricted securities as that term is defined in Rule 144(a)(3).

          Item 6.   Management's Discussion and Analysis

    During 1997, the Company shifted its focus of operations from a research and development company to a holding company by acquisition of two
subsidiaries, EPAT, Inc. and Environmental Water Systems, Inc. ("EWS").   In
April of 1997 the Company created a wholly owned subsidiary, EPAT Inc. The Company's shareholders approved the transfer of all of the

Company's assets and liabilities, including the EPAT Technology, to EPAT, Inc. on April 21, 1997. On June 20, 1997 the Company acquired a majority interest in EWS when it issued 3,000,000 of its shares pursuant to a stock-for-stock exchange agreement.

      The Company conducted limited offerings pursuant to Regulation D of the Securities Act in 1997 and 1998. Between August 1, and December 31, 1997, a
private offering generated $90,000  for business development.   Between April
15, 1998 and October 15, 1998, the Company privately offered 50 Units, consisting of 10,000 shares of the Company's common stock ($.001 par value) per Unit. The Company sold 40.9 Units during the limited offering and generated $204,500, which was used for business development.

      Based upon the sales and earnings projections of EWS, the Company's management anticipated that EWS would generate sufficient revenues to fund the development of EPAT, Inc.'s technology and allow the Company to seek out additional acquisitions of environmental technology companies. During the last half of 1997 EWS posted $83,473 in revenues, however, such revenues were well below the projections and were insufficient to meet the operating costs of the Company. As a result, the Company posted net operating losses of $454,370 and $724,470 for 1997 and 1998, respectively.

     Due to the lack of revenues from EWS, the Company was unable to adequately fund EPAT, Inc.'s efforts to develop and market its technology.
The Company's Board determined it was in the best interest of the Company and its shareholders to spin off EPAT, Inc. The Company's shareholders of record as of November 30, 1998 received one share of EPAT, Inc. for each ten shares held. The original effective date of the dividend, September 15, was extended to November 30, 1998 and certificates were mailed to the Company's shareholders on December 8, 1998. Such shares distributed by the Company were exempt from the registration requirements of the Securities Act pursuant to applicable exemptions and are restricted securities as defined by Rule 144(a)(3).

     On December 21, 1998, during a special meeting, the Company's Board resolved to divest itself of the majority of its ownership position of EWS. On December 31, 1998 the Company signed a stock purchase agreement with EWS Services, Inc., a Nevada corporation. Pursuant to the terms of the agreement the Company sold 4,000,000 shares of its total holdings of 5,525,300 EWS shares to EWS Services, Inc. The Company received a promissory note in the amount of $840,000 secured by the equipment and assets of EWS Services, Inc. in consideration for the EWS shares.

     As of December 31, 1998 the Company had total assets of $917,488 with total liabilities of $31,909, as compared to the end of fiscal year 1997 when the Company showed total assets of $777,274 with total liabilities of $646,567. The Company failed to generate any revenues during fiscal 1998 and has operated at a loss since inception. Notes receivable represent $888,277 of the $917,488 total assets, consequently, the Company has minimal assets available for its operations and currently has no established source of revenues. The Company is currently exploring several options for its future growth, and intends to seek out and merge with or acquire a profitable operating company or companies in order to bring revenues to the Company. However, there can be no assurance that a merger or acquisition candidate will be found or that the Company will have sufficient funds to effect such a merger or acquisition. (See, "Description of Business, (b) Business of the Company.")

Item 7.         Financial Statements.

     The consolidated audited financial statements of the Company for the fiscal years ended December 31, 1998 and 1997 are attached hereto.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                             Part III

Item 9. Directors, Executive officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)     Directors and Executive Officers.

     The following table sets forth as of December 31, 1998 certain information regarding the executive officers and directors of the Company.


         Name                   Age     Position

         John Peters            47      President, Director
         Anita Patterson        31      Secretary/Treasurer, Director
         Matthew T. McLelland   21      Director

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

      Anita Patterson was appointed Secretary of the Company on June 9, 1998. She has served as a Director of the Company since June of 1998. Ms. Patterson currently works as a paralegal specializing in corporate law. In 1994 she received an Associate of Arts degree in the paralegal program from Phillips Junior College. She attended Weber State University during 1986 to 1987.


       Matthew T. McLelland has served as a Director of the Company since July 7,1998. He is currently employed as a computer system engineer researching,
developing and selling internet, Web and software products.   He received a
degree in 1995 from the Las Vegas Academy of International Studies, Visual and Performing Arts Academy.

(b)   Compliance with Section 16(a) of the Exchange Act.

    The Company does not have a class of securities registered under the Securities Exchange Act of 1934, and, therefore, its officers, directors and holders of more than 10% of the outstanding shares of the Company are not subject to the provisions of Section 16(a).

Item 10.   Executive Compensation.

(a)  Executive Compensation.

     On May 8, 1998 the Company issued 100,000 restricted common shares, with a dollar value of $103,000, to John W. Peters for services rendered as President in 1997. No other compensation was given to any of the directors or executive officers of the Company during the fiscal year ended December 31, 1998.

     The aggregate restricted stock holdings of Mr. Peters as of December 31, 1998 was 100,000 shares valued at $0.18 a share, for an aggregate dollar value of $18,000.

     The Company does not use any standard arrangement for compensation of its directors.

(b)   Employment Agreements.

     None.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

    The following table sets forth, as of February 2, 1999 the name and address of each person who is known by the Company's Board to be the beneficial owner of more than 5% of the Company's outstanding common stock and the beneficial ownership of the Company's common stock by the Company's directors and executive officers.

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

                    CERTAIN BENEFICIAL OWNERS

Name and                   Amount and Nature of       Percent of Outstanding
Address                    Beneficial Owner           Common Stock
---------------------      ---------------------      ----------------------
John W. Peters                     100,000                    *
2554 West 4985 South
Taylorsville, Utah 84118

PHI Mutual Ventures, LLC.       11,150,000                 44.7%
1993 Dewer Lane #1-254
Rock Springs, Wyoming 82901

Six Way Inc.                     1,283,600                  5.2%
643 N. Perry Hollows Road
Salt Lake City, Utah 84103

* Less than 1% of the 24,991,004 shares issued and outstanding as of February 2, 1999.


Item 12.  Certain Relationships and Related Transactions.

The Company received a demand for payment pursuant to a promissory note, dated October 1, 1997. The holder, Principal Holdings, Inc., assigned 8,600,000 shares, valued at $86,000 to PHI Mutual Ventures, LLC, a shareholder of the Company.

Six Way Inc., a shareholder of the Company, advanced funds to the Company on a short-term basis during 1997 and on June 5, 1998 the debt was converted to 1,000,000 shares, valued at $87,900.

Item 13.  Exhibits and Reports on Form 8-K.

(a)   Exhibits.

Exhibit No.   Description

3.1           Articles of Incorporation of the Company, as amended.

3.2           By-laws of the Company

10            Stock Purchase Agreement for EWS

27            Financial Data Schedule

(b)   Reports on Form 8-K

None

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant cause this report to be signed on its behalf by the undersigned, who is duly authorized.

                           EARTH PRODUCTS AND TECHNOLOGIES, INC.


Date: 4/15/99         By: /s/ John W. Peters
      ------------       ----------------------------------
                           John W. Peters, President



              EARTH PRODUCTS AND TECHNOLOGIES, INC.

                  (A Development Stage Company)

                       Financial Statements

                    December 31, 1998 and 1997

                             CONTENTS


Independent Auditors' Report ..............................................3

Balance Sheets ............................................................4

Statements of Operations ..................................................6

Statements of Stockholders' Equity ........................................7

Statement of Cash Flows....................................................11

Notes to the Financial Statements..........................................14

            <Letterhead Crouch, Bierwolf, & Chisholm>
                   Certified Public Accountants
                   50 West Broadway, Suite 1130
                    Salt Lake City, Utah 84101

                   INDEPENDENT AUDITORS' REPORT

Board of Directors
Earth Products and Technologies, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheets of Earth Products and Technologies, Inc., (A Development Stage Company), as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the year ended December 31, 1996 were audited by other accountants, who expressed an unqualified opinion on their report dated April 17, 1997.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Earth Products and Technologies, Inc., (A Development Stage Company), as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters
are described in Note 6.   The  financial statements do not include any
adjustments that might result from the outcome of this uncertainty.

/s/ Crouch, Bierwolf & Chisholm

Salt Lake City, Utah
March 9, 1999

              Earth Products and Technologies, Inc.
                   (A Development Stage Company)
                          Balance Sheets

                              ASSETS
                             -------
                                                      December 31,
                                              -----------------------------
                                                  1998             1997
                                              --------------  --------------
CURRENT ASSETS
  Cash                                        $     2,483     $     3,210
  Accounts receivable (net of allowance of $0)         -           40,161
  Inventory                                            -           54,563
  Notes Receivable -current portion (Note 10)     840,000              -
                                              --------------  --------------
        Total Current Assets                      842,483          97,934
                                              --------------  --------------

PROPERTY AND EQUIPMENT - (Note 4)                      -          191,511
                                              --------------  --------------
OTHER ASSETS
  Notes Receivable (Note 10)                       48,277               -
  Goodwill - (Note 1)                              26,728         106,686
  Work in process inventory - (Note 1)                 -          381,143
                                              --------------  --------------
          Total Other Assets                       75,005         487,829
                                              --------------  --------------
          TOTAL ASSETS                        $   917,488     $   777,274
                                              ==============  ==============



The accompanying notes are an integral part of these financial statements
                                4

              Earth Products and Technologies, Inc.
                   (A Development Stage Company)
                          Balance Sheets

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
         ----------------------------------------------

                                                        December 31,
                                              ------------------------------
                                                   1998            1997
                                              --------------  --------------
CURRENT LIABILITIES
   Accounts payable                           $     1,622     $     230,516
   Accrued expenses                                   287            32,578
   Payroll taxes payable                               -            121,594
   Notes payable-related party - (Note 3)          30,000           223,836
   Note payable, current portion - (Note 7)            -              7,684
                                              --------------  --------------
   Total Current Liabilities                       31,909           616,208
                                              --------------  --------------
LONG-TERM DEBT
   Notes payable - (Note 7)                            -             30,359
                                              --------------  --------------
   Total Liabilities                               31,909           646,567
                                              --------------  --------------
COMMITMENTS AND CONTINGENCIES - (Note 2)               -                 -
                                              --------------  --------------
STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value; 50,000,000
    shares authorized, 24,941,004 and
    7,287,004 shares issued and outstanding,
    respectively                                   24,941             7,287
Additional paid-in capital                      3,800,466         2,824,319
Deficit accumulated during the development
  stage                                        (2,939,828)       (2,641,386)
Minority Interest                                      -            (59,513)
                                              --------------  --------------
       Total Stockholders' Equity                 885,579           130,707
                                              --------------  --------------
       TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                 $   917,488     $     777,274
                                              ==============  ==============



The accompanying notes are an integral part of these financial statements.

              Earth Products and Technologies, Inc.
                   (A Development Stage Company)
                     Statements of Operations

                                                                       From Inception
                                                                       On February 10,
                                                                       1986 to
                                 For the Years Ended December 31,      December 31,
                                 1998           1997         1996      1998
                             ------------- ------------- ------------- ---------------
REVENUE
Revenue                      $         -   $         -   $         -   $       50,000
Cost of goods sold                     -             -             -               -
                             ------------- ------------- ------------- ---------------
   Gross Profit                        -             -             -           50,000
                             ------------- ------------- ------------- ---------------
EXPENSES
   Selling expense                     -             -             -          109,489
   Depreciation and
     amortization                  11,230         5,827         6,104          40,459
   Research and development            -             -        111,281         153,773
   General and administrative     196,513        52,820       138,069       1,995,493
                             ------------- ------------- ------------- ---------------
       Total Expenses             207,743        58,647       255,454       2,299,214
                             ------------- ------------- ------------- ---------------
OPERATING LOSS                   (207,743)      (58,647)     (255,454)     (2,249,214)
                             ------------- ------------- ------------- ---------------
OTHER INCOME (EXPENSE)
   Gain on disposition of
    debt (Note 2)                      -         15,700        87,584         103,284
   Interest Expense                (1,832)      (12,640)      (26,224)        (94,008)
   Loss on disposal of assets    (313,450)           -             -         (525,281)
   Discontinued operations       (231,397)     (457,794)           -         (689,191)
   Income taxes                      (130)         (502)           -           (1,041)
   Minority Interest               30,082        59,513            -           89,595
                             ------------- ------------- ------------- ---------------
       Total Other Income
         (Expense)               (516,727)    (395,723)        61,360      (1,116,642)
                             ------------- ------------- ------------- ---------------
NET LOSS                     $   (724,470) $  (454,370)  $   (194,094) $   (3,365,856)
                             ============= ============= ============= ===============
WEIGHTED AVERAGE
   LOSS PER SHARE            $      (0.06) $     (0.10)  $      (0.10)
                             ============= ============= =============


The accompanying notes are an integral part of these financial statements.
                                6

                 Earth Products and Technologies, Inc.
                     (A Development Stage Company)
                   Statements of Stockholders' Equity

                                                                     Deficit
                                                                     Accumulated
                                                                     During the
                                   Common  Stock       Paid-in       Development   Treasury   Minority
                                 Shares     Amount     Capital       Stage         Stock      Interest
                                 ---------- ---------- ------------- ------------- ---------- -----------
Balance, February 10, 1986               -  $       -  $         -   $          -  $       -  $       -

Shares issued to officers and
   director at $0.25 per share      20,000         20        4,980              -          -          -

Net loss for the period ended
   December 31, 1986                     -          -            -           (160)         -          -
                                 ---------- ---------- ------------- ------------- ---------- -----------
Balance, December 31, 1986          20,000         20        4,980           (160)         -          -

Shares issued through public
   offering at $2.50 per share      40,000         40       99,960              -          -          -

Public offering costs                    -          -      (20,315)             -          -          -

Shares issued in acquisition of
   wholly-owned subsidiary          72,000         72       29,928              -          -          -

Shares issued through private
   placement at $25 per share        1,000          1       24,999              -          -          -

Net loss for the year ended
   December 31, 1987                     -          -            -        (36,112)         -          -
                                 ---------- ---------- ------------- ------------- ---------- -----------
Balance, December 31, 1987         133,000        133      139,552        (36,272)         -          -

Shares issued through private
   Placement at $25 per share        3,000          3       74,997              -          -          -

Net loss for the year ended
   December 31, 1988                     -          -            -        (48,075)         -          -
                                 ---------- ---------- ------------- ------------- ---------- -----------
Balance, December 31, 1988         136,000        136      214,549        (84,347)         -          -

Net loss for the year ended
   December 31, 1989                     -          -            -       (175,094)         -          -
                                 ---------- ---------- ------------- ------------- ---------- -----------
Balance, December 31, 1989         136,000  $     136  $   214,549   $   (259,441) $       -  $       -

The accompanying notes are an integral part of these financial statements.
                                   7

                 Earth Products and Technologies, Inc.
                     (A Development Stage Company)
                   Statements of Stockholders' Equity

                                                                     Deficit
                                                                     Accumulated
                                                                     During the
                                   Common Stock        Paid-in       Development   Treasury   Minority
                                 Shares     Amount     Capital       Stage         Stock      Interest
                                 ---------- ---------- ------------- ------------- ---------- -----------
Balance, December 31, 1989         136,000  $     136  $    214,549  $   (259,441)         -          -

Expenses paid on behalf of the
  Company by stockholders                -          -        53,481             -          -          -

Shares issued for services
   provided by stockholders
   at $0.01 per share               17,000         17           (17)            -          -          -

Net loss for the year ended
   December 31, 1990                    -           -             -        (8,685)         -          -
                                 ---------- ---------- ------------- ------------- ---------- -----------
Balance, December 31, 1990         153,000        153       268,013      (268,126)         -          -

Net loss for the year ended
   December 31, 1991                    -           -             -       (41,701)         -          -
                                 ---------- ---------- ------------- ------------- ---------- -----------
Balance, December 31, 1991         153,000        153       268,013      (309,827)         -          -

Shares issued for cash and
   relief of debt at $1.70 per
   share                            47,000         47        80,793             -          -          -

Shares issued for marketing
   and manufacturing rights at
   $0.00 per share               1,400,000      1,400        (1,400)            -          -          -

Shares issued for services
   performed at $0.00 per
   share                           200,000        200          (200)            -          -          -

Shares issued through private
   placement at $2.50 per share    200,000        200       455,492             -       (192)         -

Net loss for the year ended
   December 31, 1992                    -           -             -      (387,200)         -          -
                                 ---------- ---------- ------------- ------------- ---------- -----------
Balance, December 31, 1992       2,000,000      2,000       802,698      (697,027)      (192)         -


The accompanying notes are an integral part of these financial statements.
                                   8

                 Earth Products and Technologies, Inc.
                     (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity

                                                                     Deficit
                                                                     Accumulated
                                                                     During the
                                   Common Stock        Paid-in       Development   Treasury   Minority
                                 Shares     Amount     Capital       Stage         Stock      Interest
                                 ---------- ---------- ------------- ------------- ---------- -----------
Balance, December 31, 1992       2,000,000      2,000       802,698      (697,027)      (192)         -

Shares issued through
  private placement at $2.50
   per share                             -         -         47,808             -        192          -

Cancellation of shares
issued for private placement      (200,000)      (200)          200             -          -          -

Shares issued through
   private placement at $5.00
   per share                        33,200         33       166,159             -          -          -

Capital contributed by
   shareholder                           -         -         80,826             -          -          -

Net loss for the year ended
   December 31, 1993                     -         -             -       (855,206)         -          -
                                 ---------- ---------- ------------- ------------- ---------- -----------
Balance, December 31, 1993       1,833,200      1,833     1,097,691    (1,552,233)         -          -

Cancellation of shares              (5,700)        (6)            6             -          -          -

Capital contributed by
   shareholders                          -         -        598,565             -          -          -

Net loss for the year ended
   December 31, 1994                     -         -             -       (383,792)         -          -
                                 ---------- ---------- ------------- ------------- ---------- -----------
Balance, December 31, 1994       1,827,500      1,827     1,696,262    (1,936,025)         -          -

Cancellation of shares (Note 5)     (8,000)        (8)      (40,972)            -          -          -

Capital contributed by
   shareholders                          -         -         40,665             -          -          -

Net loss for the year ended
   December 31, 1995                     -         -             -        (56,897)         -          -
                                 ---------- ---------- ------------- ------------- ---------- -----------
Balance, December 31, 1995       1,819,500      1,819     1,695,955    (1,992,922)         -          -

The accompanying notes are an integral part of these financial statements.
                                   9

                 Earth Products and Technologies, Inc.
                     (A Development Stage Company)
                   Statements of Stockholders' Equity

                                                                     Deficit
                                                                     Accumulated
                                                                     During the
                                   Common  Stock       Paid-in       Development   Treasury   Minority
                                 Shares     Amount     Capital       Stage         Stock      Interest
                                 ---------- ---------- ------------- ------------- ---------- -----------
Balance, December 31, 1995       1,819,500      1,819     1,695,955    (1,992,922)         -           -

Shares issued to officers and
   directors at $0.50 per share
   for services rendered           233,620        234       116,576             -          -           -

Shares issued to officers and
   directors at an average price
   of approximately $0.50 per
   share in settlement of related
   party loans                     891,900        892       396,029             -          -           -

Share issued to creditors at an
   average price of approximately
   $2.50 per share in settlement
   of accounts payable              92,000         92       229,509             -          -           -

Net loss for the year ended
   December 31, 1996                    -           -             -      (194,094)         -           -
                                 ---------- ---------- ------------- ------------- ---------- -----------
Balance, December 31, 1996       3,037,020      3,037     2,438,069    (2,187,016)         -           -

Shares issued for purchase
   of 87% of EWSI stock
   (Note 5)                      3,000,000      3,000        (3,000)            -          -           -

Shares issued for payment
   of notes to related parties     660,000        660       299,340             -          -           -

Shares issued for cash at
   $1.00 per share                  90,000         90        89,910             -          -           -

Shares issued for contract
   with public relations firm      500,000        500             -             -          -           -

Net loss for the year ended
   December 31, 1997                    -           -             -      (454,370)         -     (59,513)
                                 ---------- ---------- ------------- ------------- ---------- -----------
Balance, December 31, 1997       7,287,020      7,287     2,824,319    (2,641,386)         -     (59,513)

The accompanying notes are an integral part of these financial statements.
                                  10

                 Earth Products and Technologies, Inc.
                     (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity

                                                                     Deficit
                                                                     Accumulated
                                                                     During the
                                   Common Stock        Paid-in       Development   Treasury   Minority
                                 Shares     Amount     Capital       Stage         Stock      Interest
                                 ---------- ---------- ------------- ------------- ---------- -----------

Balance, December 31, 1997       7,287,004      7,287     2,824,319    (2,641,386)         -     (59,513)

Shares issued for services
   at $.10 per share               975,000        975        96,525            -           -           -

Shares issued for conversion
   of notes                      5,000,000      5,000       434,500            -           -           -

Shares issued in lieu of payment
   for insurance coverage          250,000        250        24,885            -           -           -

Shares issued for services
   at $.25 per share                20,000         20         4,980            -           -           -

Shares issued for cash at
   $.50 per share                  409,000        409       204,091            -           -           -

Shares issued for cash at
   $.01 per share (Note 5)      11,000,000     11,000        99,000            -           -           -

Spin-off of Subsidiary
   adjustment                           -          -        112,300       426,028          -      89,595

Net loss for the year ended
   December 31, 1998                    -          -              -      (724,470)         -     (30,082)
                                ----------- ---------- ------------- ------------- ---------- -----------
Balance, December 31, 1998      24,941,004  $  24,941  $  3,800,600  $ (2,939,828) $       -     $     -
                                =========== ========== ============= ============= ========== ===========

The accompanying notes are an integral part of these financial statements.
                                  11

              Earth Products and Technologies, Inc.
                   (A Development Stage Company)
                      Statement of Cash Flows

                                                                           From Inception
                                                                           On February 10,
                                                                           1986 to
                                     For the Years Ended December 31,      December 31,
                                     1998           1997         1996      1998
                                 ------------- ------------- ------------- ---------------
CASH FLOWS FROM OPERATING
  ACTIVITIES

   Net Loss From Operations      $   (724,470) $   (454,370) $   (194,094) $   (3,365,856)

Adjustments to Reconcile
 Net Cash Provided by Operating
 Activities:
   Depreciation and amortization       11,230        31,949         6,104          66,581
   Loss on disposal of assets         313,450            -             -          350,281
   Gain on disposition of assets           -        (15,700)      (87,584)       (103,284)
   Common stock issued for
     services rendered                127,635           500       116,810         244,945
   Minority Interest                  (30,082)      (59,513)           -          (89,595)
Changes in operating assets and
 liabilities: (Net of effects of
  purchase/Spin-off of EWSI)
   (Increase) Decrease in:
      Accounts receivable             (83,727)      (15,076)           -          (98,803)
      Inventory                        51,209       (28,367)           -           22,842
   Decrease in shareholder advances        -             -             -            9,176
   Increase (decrease) in accounts
    payable, accrued expenses and
    payroll taxes                     (95,977)      166,152       144,993         585,488
                                 ------------- ------------- ------------- ---------------
Net Cash Used by Operating
   Activities                    $   (430,732) $   (374,425) $    (13,771) $   (2,378,225)
                                 ------------- ------------- ------------- ---------------

The accompanying notes are an integral part of these financial statements.
                                12

              Earth Products and Technologies, Inc.
                   (A Development Stage Company)
                  Statement of Cash Flows (continued)

                                                                           From Inception
                                                                           On February 10,
                                                                           1986 to
                                     For the Years Ended December 31,      December 31,
                                     1998           1997         1996      1998
                                 ------------- ------------- ------------- ---------------
CASH FLOWS FROM INVESTING
  ACTIVITIES

   Cash acquired/(spun-off) in
    acquisition of EWSI                 1,191         5,050            -           6,241
   Investment in inventory                          (15,000)      (25,015)      (381,143)
   Purchase of fixed assets                         (35,925)           -        (121,743)
   Payment of organization costs                         -             -            (110)
   Cash advanced to subsidiary prior
      to acquistion                                (200,000)           -        (200,000)
   Cash from sale of assets                -             -             -           1,970
                                 ------------- ------------- ------------- ---------------
   Net Cash Used by Investing
   Activities                    $      1,191  $   (245,875) $    (25,015) $    (694,785)
                                 ------------- ------------- ------------- ---------------

The accompanying notes are an integral part of these financial statements.
                                  13

              Earth Products and Technologies, Inc.
                   (A Development Stage Company)
               Statement of Cash Flows (continued)

                                                                           From Inception
                                                                           On February 10,
                                                                           1986 to
                                     For the Years Ended December 31,      December 31,
                                     1998           1997         1996      1998
                                 ------------- ------------- ------------- ---------------
CASH FLOWS FROM FINANCING
  ACTIVITIES
   Contribution by stockholders             -             -             -         996,375
   Payment to stockholder                   -             -             -         (13,202)
   Sale of common stock               314,500       105,000             -       1,295,685
   Cash received from debt
      financing                       625,000       521,500        45,500       1,556,384
   Cash paid on debt financing       (510,686)       (9,704)            -        (759,749)
                                 ------------- ------------- ------------- ---------------
Net Cash Provided from Financing
   Activities                         428,814       616,796        45,500       3,075,493
                                 ------------- ------------- ------------- ---------------
NET INCREASE (DECREASE)
   IN CASH                               (727)       (3,504)        6,714           2,483

CASH AT BEGINNING
    OF PERIOD                           3,210         6,714             -              -
                                 ------------- ------------- ------------- ---------------
CASH AT ENDING OF PERIOD         $      2,483  $      3,210  $      6,714  $        2,483
                                 ============= ============= ============= ===============

SUPPLEMENTAL CASH FLOW INFORMATION

   CASH PAID FOR
     Interest                    $      6,806  $         -   $          -  $       19,972
     Income taxes                $        502  $         -   $          -  $          502

  NON CASH FINANCING
   ACTIVITIES
     Issuance of stock in
       settlement of debt        $    439,500  $    611,522  $          -  $    1,391,858
     Capital contributed by
       shareholders              $          -  $         -   $     40,665  $      639,230

The accompanying notes are an integral part of these financial statements.
                                  14

              Earth Products and Technologies, Inc.
                   (A Development Stage Company)
                Notes to the  Financial Statements

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

In June 1997 the board approved a transfer of the Plasma Arch equipment, fixed assets and debt of the Company to EPAT, Inc. a wholly owned subsidiary of the Company. Then in November 1998, the board approved a stock dividend of EPAT, Inc. to be issued to the shareholders of the Company, thus spinning out EPAT, Inc. from the consolidated company.

In June of 1997 the Company acquired 87% of the stock of Environmental Water Systems, Inc. (EWSI) in a share for share exchange accounted for by the purchase method of a business combination. EWSI is in the business of constructing water purification systems for commercial manufacturers. On October 20, 1997 the company changed it's name to Earth Products and Technologies, Inc. On December 31, 1998, the Company sold 4,000,000 shares of its total 5,525,300 shares of EWSI to EWS Services, Inc. This transaction left the Company with 23% of the total issued and outstanding stock of EWSI and eliminated EWSI from the consolidated company. The investment in EWSI will be accounted for using the equity method beginning January 1, 1999. The operations of EWSI for the 1998 year are included in these financial statements at December 31, 1998. The Company has therefore divested itself of
all operating activities and is currently inactive.   At December 31, 1998 the
Company has no subsidiaries to consolidate with. Accordingly, the Company is classified as a development stage company as defined in SFAS No. 7.

     b.     Consolidation

The consolidated financial statements for December 31, 1997 include those of Earth Products and Technologies, Inc., and its subsidiaries, EPAT, Inc. and Environmental Water Systems, Inc. All intercompany accounts have been eliminated in the consolidation. At December 31, 1998 no subsidiaries exist and the financial statements are not consolidated.

              Earth Products and Technologies, Inc.
                   (A Development Stage Company)
                Notes to the  Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     c.     Inventory

Inventory consists of parts used to build water purification units, and completed units as follows:

                                         1998               1997
                                      ------------   ----------------
               Parts and materials    $         -    $        28,263
               Finished Units                   -             26,300
                                      ------------   ----------------
               Total Inventory        $         -    $        54,563
                                      ============   ================

     d.     Work in Process Inventory

Work in Process inventories are stated at the lower of cost or market and consist of the following:
                                          1998              1997
                                      ------------   ----------------
               Materials              $         -    $       277,915
               Labor                            -            103,228
                                      ------------   ----------------
                                      $         -    $       381,143
                                      ============   ================

These costs have been incurred in manufacturing air purification systems for resale. At December 31, 1997, the estimated market value was determined to be greater than the cost of the inventory.

     e.     Organization Costs

The Company amortized its organization costs, which reflect amounts expended to organize the Company, over sixty months using the straight-line method.

     f.     Cash

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     g.     Income Taxes

No federal income taxes have been accrued due to net operating losses in each year presented. The Company has net operating loss carryforwards of approximately $3,200,000 which begin to expire in 2007 through 2013. No tax benefit has been reported in the consolidated financial statements for the net operating loss carryforward because of the uncertainty that sufficient future income will be generated to offset the losses. The valuation allowance of the losses carryforwards offsets any potential tax benefit. These NOL's may also be limited to use due to the change in ownership.

              Earth Products and Technologies, Inc.
                   (A Development Stage Company)
                Notes to the  Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     h.     Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     i.     Goodwill

The Company recorded $112,301 of goodwill in conection with the acquisition of EWSI, due to the negative net equity position of EWSI at the time of acquisition. Goodwill is being amortized over a 10 year life on the straight line method. 72% of the Goodwill was eliminated upon the sale of 72% of the Companies investment in EWSI.

     j.     Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

     k.     Fair Value of Financial Instruments

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

              Earth Products and Technologies, Inc.
                   (A Development Stage Company)
                Notes to the  Financial Statements


NOTE 3 - RELATED PARTY TRANSACTIONS AND NOTES PAYABLE - SHAREHOLDERS

All of the original common shares issued were "restricted" shares and not to be resold except in compliance with the provisions of Rule 144 promulgated by the Securities and Exchange Commission.

Various shareholders advanced funds to the Company on a short-term basis as needed. During 1997, shareholders advanced $516,500, of which $300,000 was converted to equity for 660,000 shares. The balances owed to the shareholders at December 31, 1997 and 1998 were $223,836 and $30,000 respectively. The notes accrue interest at 12.0% , are due on demand and are unsecured.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                            1998              1997
                                       --------------   ---------------
          Land                         $          -     $           -
          Automobiles                             -             83,890
          Equipment                               -             99,647
          Furniture and Fixtures                  -             44,699
          Promotional video                       -             25,597
                                       --------------   ---------------

               Total                              -            261,333

          Less accumulated depreciation           -            (69,822)
                                       --------------   ---------------
                                       $          -     $      191,511
                                       ==============   ===============

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Depreciation expense for the years ended December 31, 1997 and 1998 was $26,334 and $0, respectively.

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

              Earth Products and Technologies, Inc.
                   (A Development Stage Company)
                Notes to the Financial Statements

NOTE 5 - STOCKHOLDER TRANSACTIONS (Continued)

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

As described in Note 1, the Company issued 3,000,000 shares of common stock for 87% of the shares of EWSI, effective June 30, 1997. Due to the negative book value of EWSI, goodwill was recorded and the value of the transaction totals $-0-.

The Company also issued 660,000 shares for relief of notes in the amount of $300,000 to shareholders.

During 1997 the Company sold 90,000 shares at $1.00 for cash in a private placement, and 500,000 shares to a public relation firm as an incentive to accept the company as a client.

During 1997 the Board of Directors authorized a 1 for 10 reverse stock split. All per share information in these financial statements have been retroactively restated to reflect the stock split.

              Earth Products and Technologies, Inc.
                   (A Development Stage Company)
                Notes to the  Financial Statements

NOTE 5 - STOCKHOLDER TRANSACTIONS (Continued)

During 1998 the Company issued stock for the following:

On May 8, 1998, June 9, 1998 and November 23, 1998, the Company issued 995,000 shares for services valued at $97,500.

On May 29, and June 5, 1998 the Company issued 5,000,000 shares for conversion of debt to related parties in the amount of $439,500.

The Company issued shares for insurance coverage valued at $25,135 on June 4, and November 27, 1998.

During September and November 1998, the Company issued 409,000 shares for cash at $.50 per share.

During November 1998, the Company issued 11,000,000 shares for cash of $110,000, in contemplation of the spin-off agreements.

In December 1998, an adjustment to Paid in Capital and retained earnings was necessary to remove the accumulated losses of the subsidiaries and the equity in those subsidiaries from the books of the Company to reflect a non-consolidated financial statement for the Company.

NOTE 6 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company has no established source of revenues sufficient to cover any anticipated operating costs to allow it to continue as a going concern. It is the intent of the Company to find additional capital funding and/or a profitable business venture to acquire or merge.

NOTE 7 - NOTE PAYABLE

Notes payable at December 31, 1998 and 1997 are as follows:

                                                   1998           1997
                                               -------------   -------------
      Note payable to a bank, interest
       at 11.25% ,monthly payments due of
       $426 through January 2002, secured
       by an automobile                        $          -    $     16,789

      Note payable to a credit union, bears
       interest at 9.25%, monthly payments due
       of $510 through March 2002, secured by
       an automobile.                                     -          21,254
                                               -------------   -------------
                                                          -          38,043
          Less current portion                            -          (7,684)
                                               -------------   -------------
          Net Long-Term Debt                   $          -    $     30,359
                                               =============   =============

              Earth Products and Technologies, Inc.
                   (A Development Stage Company)
                Notes to the  Financial Statements

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

NOTE 9 - INTANGIBLE ASSETS

In November of 1993, a group of investors and certain shareholders of the Company acquired the patent rights of the "Plasma Arc Technology". The group of investors and certain shareholders of the Company contributed the patent to the Company. No dollar value has been assigned to the patent. As of December 31, 1998, all patents and other intangible assets were transfered to EPAT, Inc. (See Note 1).

NOTE 10 - NOTES RECEIVABLE

Pursuant to the spin-off agreement wherein the Company distributed its interest in EPAT, Inc, a receivable from EPAT, Inc. of $96,554 exists. Because EPAT, Inc. currently has no liquid assets or operations, the collectability of this receivable is questionable. An allowance for doubtful collection of $48,277 has been established.

Pursuant to the Sale agreement wherein the Company sold 72% of it's interest in EWSI, a Note Receivable of $840,000 was received. The note accrues interest at 10%, and all principal and interest is due December 31, 1999.

NOTE 11 - PRIOR YEAR ADJUSTMENT

The financial statements for the period December 31,1997 have been restated to show the effects of the 13% minority interest in it's subsidiary EWSI.