Form 10QSB
period 1999-03-31
ENVIRONMENTAL PLASMA ARC TECHNOLOGY INC
filed 1999-05-14
CIK 790024

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-QSB


            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999
Commission File Number 33-3385


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

     As of March 31, 1999, the Issuer had issued and outstanding an aggregate of 24,941,004 common voting shares, par value $0.001

                  PART I.  FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

     The unaudited financial statements of Earth Products and Technologies, Inc. (the Company) for the quarter ended March 31, 1999 are as follows:

              Earth Products and Technologies, Inc.

                       Financial Statements

                    March 31, 1999 (unaudited)
                               and
                        December 31, 1998

            <Letterhead of Crouch, Bierwolf & Chisholm
                   Certified Public Accountants
                   50 West Broadway, Suite 1130
                    Salt Lake City, Utah 84101
                      Office (801) 363-1175
                        Fax (801)363-0615>

                   INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Earth Products and Technologies, Inc.
Salt Lake City, Utah


The accompanying balance sheets as of March 31, 1999 and the related statements of operations, and cash flows for the nine months ended March 31, 1999 and 1998 were not audited by us and, accordingly, we do not express an opinion on them.

The accompanying balance sheet as of December 31, 1998 was audited by us and we expressed an unqualified opinion on it in our report dated March 9, 1999.


/s/ Crouch Bierwolf & Chisholm

May 12, 1999

              Earth Products and Technologies, Inc.
                          Balance Sheets

                              ASSETS
                              ------

                                              March 31     December 31
                                                1999        1998
                                           -------------  --------------
CURRENT ASSETS                              (unaudited)

   Cash and Cash Equivalents               $        871   $       2,483
   Notes Receivable-current portion             840,000         840,000
                                           -------------  --------------
     Total Current Assets                       840,871         842,483
                                           -------------  --------------
PROPERTY & EQUIPMENT                                 -               -

OTHER ASSETS
    Note Receivable                              50,482         48,277
    Goodwill                                     26,728         26,728
                                           -------------  --------------
      Net Other Assets                           77,210         75,005
                                           -------------  --------------
     TOTAL ASSETS                          $    918,081   $    917,488
                                           =============  ===============

The accompanying notes are an integral part of these financial statements.

              Earth Products and Technologies, Inc.
                     Balance Sheets continued


               LIABILITIES AND STOCKHOLDERS' EQUITY
               -----------------------------------

                                              March 31     December 31
                                                1999        1998
                                           -------------  --------------
CURRENT LIABILITIES                        (unaudited)

   Accounts payable                        $      1,622   $       1,622
   Accrued expenses                                 287             287
   Notes Payable -related party                  32,000          30,000
                                           -------------  --------------
         Total Current Liabilities               33,909          31,909
                                           -------------  --------------
LONG-TERM DEBT

   Notes payable                                      -              -
                                           -------------  --------------
         Total Liabilities                       33,909          31,909
                                           -------------  --------------

STOCKHOLDERS' EQUITY

   Common stock, $.001 Par Value,
     Authorized 50,000,000 Shares;
     issued and outstanding 24,941,004
     and 24,941,004 shares, respectively         24,941          24,941
   Additional Paid-In Capital                 3,800,466       3,800,466
   Retained earnings                         (2,941,235)     (2,939,828)
                                           -------------  --------------
     Total Stockholders' Equity                 884,172         885,579
                                           -------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $    918,081   $     917,488
                                           =============  ==============

The accompanying notes are an integral part of these financial statements.

              Earth Products and Technologies, Inc.
                     Statements of Operations

                                          For the three       For the three
                                          months ended        months ended
                                          March 31            March 31
                                          1999                1998
                                          -----------------   ---------------
SALES                                     $            -      $           -

COST OF GOODS SOLD                                     -               1,898
                                          -----------------   ---------------
GROSS PROFIT                                           -              (1,898)
                                          -----------------   ---------------
OPERATING EXPENSES
   General And Administrative Expenses               1,407             8,797
                                          -----------------   ---------------
TOTAL OPERATING EXPENSES                             1,407             8,797
                                          -----------------   ---------------
OPERATING INCOME (LOSS)                             (1,407)          (10,695)
                                          -----------------   ---------------
OTHER INCOME AND (EXPENSES)
   Minority Interest                                   -                   -
   Other Income                                        -              13,543
   Interest Expense                                    -                (246)
                                          -----------------   ---------------
     Total Other Income/(Expense)                      -              13,247
                                          -----------------   ---------------
NET LOSS                                  $         (1,407)   $        2,552
                                          =================   ===============

The accompanying notes are an integral part of these financial statements.

              Earth Products and Technologies, Inc.
                     Statements of Cash Flows

                                          For the three       For the three
                                          months ended        months ended
                                          March 31            March 31
                                          1999                1998
                                          -----------------   ---------------
Cash Flows From Operating Activities

Net income (loss)                         $         (1,407)   $       (2,552)
Adjustments to Reconcile Net Income (Loss)
 to Net Cash Used in Operating Activities:
   Depreciation                                         -                  -
   Amortization                                         -                  -
   Stock issued for services                            -                  -
   Loss on sales                                        -                  -
Change in Assets and Liabilities
  (Increase) Decrease in:
   Accounts Receivable                                  -             16,300
   Other Receivables                                    -                  -
   Inventory                                            -              4,808
   Increase/(decrease) in:
   Accounts Payable                                     -            (67,168)
   Accrued Expense                                      -            (16,861)
   Other Payable                                        -               (365)
                                          -----------------   ---------------
     Net Cash Provided (Used) by
     Operating Activities                           (1,407)          (60,734)
                                          -----------------   ---------------
Cash Flows from Investing Activities
  Cash paid for Notes Receivable                    (2,205)         (195,000)
  Cash from sale of assets                              -              4,891
                                          -----------------   ---------------
     Net Cash Provided (Used) by
     Investing Activities                           (2,205)         (190,109)
                                          -----------------   ---------------
Cash Flows from Financing Activities

  Proceeds from debt financing                       2,000           249,664
                                          -----------------   ---------------
     Net Cash Provided (Used) by
     Financing Activities                            2,000           249,664
                                          -----------------   ---------------
Net Increase (Decrease) in Cash and
 Cash Equivalents                                   (1,612)           (1,179)
                                          -----------------   ---------------
Cash and Cash Equivalents
  Beginning                                          2,483             3,210
                                          -----------------   ---------------
  Ending                                  $            871    $        2,031
                                          =================   ===============
Supplemental Disclosures of Cash Flow
 Information:
  Cash payments for interest              $             -     $          296
                                          =================   ===============
  Cash payments for income taxes          $             -     $           -
                                          =================   ===============
Supplemental Schedule of Noncash
  Investing and Financing Activities

 Conversion of Debt to equity             $             -     $           -
                                          =================   ===============

The accompanying notes are an integral part of these financial statements.

                Earth Products Technologies, Inc.
                Notes to the Financial Statements
                          March 31, 1999
GENERAL
--------

Earth Products and Technologies, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 1999 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the fiscal year ended December 31, 1998.

UNAUDITED INFORMATION
----------------------

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustment which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

ITEM 2     MANAGEMENTS' DISCUSSION AND ANALYSIS


     The following Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors discussed below

     Overview. During 1997, the Company shifted its focus of operations from a research and development company to a holding company by acquisition of two subsidiaries, EPAT, Inc. and Environmental Water Systems, Inc. ("EWS"). During 1998 the Company divested itself of both subsidiaries. The Company currently has no commercial operations and has no full time employees. The Company plans to seek, investigate and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value.

     At the present time the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition. In addition, there can be no assurance that the Company will be successful in finding a desirable business opportunity. The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investments companies, and wealthy individuals.

     Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the business opportunity to be acquired. Also, the Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued or that it believes may realize a substantial benefit from being publicly owned and investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

     It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration.

     1998 Compared to 1997. As of December 31, 1998 the Company had total assets of $917,488 with total liabilities of $31,909, as compared to the end of fiscal year 1997 when the Company showed total assets of $777,274 with total liabilities of $646,567. During the last half of 1997, the Company's subsidiary, EWS, posted $83,473 in revenues, however, such revenues were well below the projections and were insufficient to meet the operating costs of the Company. The Company failed to generate any revenues during fiscal year 1998.

     As a result, the Company posted net operating losses of $454,370 and $724,470 for 1997 and 1998, respectively.

     Liquidity and Capital Resources. Since the Company's inception, it has funded its cash requirements through debt and equity transactions. These funds have been used for working capital, subsidiary acquisitions and development of technology. During 1997 and 1998 the Company conducted limited offerings pursuant to Regulation D of the Securities Act of 1933 and raised $90,000 and $204,500, respectively. Such funds were used for business development.

     As of March 31, 1999, the Company has assets of $840,871 and total liabilities of $33,909, resulting in a positive net worth of $806,962. The increase is primarily a result of the $840,000 note receivable from EWS Services, Inc. for EWS shares.

     Our operating losses totaled $1,407. These losses were funded primarily by cash flows from debt financing since notes receivable represent $891,535 of the $918,981 total assets, the Company has minimal cash available for its operations and currently has no established source of revenues from operations.

     Results of Operations. During the first fiscal quarter of 1999, the Company has not engaged in any significant operations. No revenues have been
received by the Company during this period.   For the current fiscal year, the
Company anticipates incurring a loss as a result of administrative expenses and expenses associated with locating and evaluating business opportunities. The Company is currently exploring several options for its future growth, and intends to seek out and merge with or acquire a profitable operating company or companies in order to bring revenues to the Company. However, there can be no assurance that a merger or acquisition candidate will be found or that the Company will have sufficient funds to effect such a merger or acquisition.

     Year 2000 Compliance. The Company has completed a review of its computer systems and operations to determine the extent to which its business will be vulnerable to potential errors and failures as a result of the "year 2000" problem. The Company has concluded, based on the review of its operations and computer systems, that its significant computer programs and operations will not be materially affected by the Year 2000 problem, and that it can modify or replace the programs that will be affected by the end of 1999 at a cost which will not be significant. Under a reasonably likely worst case scenario, however, the Company's computer systems and/or operations could be materially affected by the Year 2000 problem.

                   PART II.  OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

     The Company is not a party to any proceedings or threatened proceedings.

ITEM 2     CHANGES IN SECURITIES

          None.

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5     OTHER INFORMATION

          None.

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are attached hereto and incorporated herewith.

Exhibit #                    Description
---------                    -----------
27                           Financial Data Schedule

     No Reports on 8-K were filed during the quarter ended March 31, 1999. SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

     DATED this 14th day of May, 1999.


EARTH PRODUCTS AND TECHNOLOGIES, INC.

      /s/ John Peters
By:________________________________________
   John W. Peters
   President and CEO