Form 10QSB
period 1999-06-30
ENVIRONMENTAL PLASMA ARC TECHNOLOGY INC
filed 1999-08-06
CIK 790024

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-QSB


            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999
Commission File Number 33-3385


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

     As of June 30, 1999, the Issuer had issued and outstanding an aggregate of 25,781,004 common voting shares, par value $0.001

                  PART I.  FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

     The unaudited financial statements of Earth Products and Technologies, Inc. (the "Company") for the quarter ended June 30, 1999 are attached hereto and incorporated by reference.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors discussed below.

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

     As of June 30, 1999, the Company has current assets of $843,163 and total current liabilities of $12,287 resulting in a positive net worth of $830,876. However, $840,000 of those current assets is represented by an account receivable. The Company believes that its current cash needs can be met with the cash on hand for at least six months. However, should the Company obtain a business opportunity, it may be necessary to raise additional capital. This may be accomplished by selling common stock of the Company.

     Management intends to actively seek business opportunities for the Company during the next twelve months.


     Results of Operations. The following table summarizes the results of operations for the years ended December 31, 1997 and 1998 and for the interim period ended June 30, 1999 and 1998.






                                                      Interim         Interim
                   Year ended        Year ended       Period Ended    Period Ended
                   December 31,      December 31,     June 30,        June 30,
                   1997              1998             1998            1999
                   ------------     ------------     ------------     ------------
Revenues               0                 0                0               0

General &
Administrative       52,820          196,513            54,053           4,662

Total
Operating
Expense              58,647          207,743            54,053           4,662

Operating
Income (Loss)       (69,007)        (207,743)          (54,053)         (4,662)

Other Income        395,723          576,727            (4,487)           -

Net Profit (loss)  (454,470)        (724,470)          (60,067)         (4,662)



     During the six month period ended June 30, 1999, the Company has not engaged in any significant operations. The Company's operating losses for such period totaled $4,662. The Company has minimal cash available for its operations and currently has no established source of revenues from operations. For the current fiscal year, the Company anticipates incurring a loss as a result of administrative expenses, which include expenses associated with locating and evaluating business opportunities.

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

ITEM 2 CHANGES IN SECURITIES

     On June 1, 1999 the Board authorized the issuance of 600,000 common shares to PHI Mutual Ventures, LLC and 240,000 shares to Mutual Ventures Corporation to convert debts of $30,000 and $12,000, respectively.

     In connection with such issuance, the Company believes that each purchaser

     (a) was aware that the securities had not been registered under federal securities laws;

     (b) acquired the securities for his/its own account for investment purposes and not with a view to or for resale in connection with any distribution for purposes of the federal securities laws;

     (c) understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition; and

     (d) was aware that the certificate representing the securities would bear a legend restricting their transfer.

     The Company believes that, in light of the foregoing, the sale of the securities to the respective acquirers did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under Sections 3(b) and 4(2) of the Securities Act of 1933, and the rules and regulations promulgated thereunder.

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

DATED this 5th day of August 1999.


EARTH PRODUCTS AND TECHNOLOGIES, INC.


    /s/ John Peters
By:________________
   John W. Peters President and CEO

              Earth Products and Technologies, Inc.

                       Financial Statements

                    June 30, 1999 (unaudited)
                               and
                        December 31, 1998

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



     INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Earth Products and Technologies, Inc.
Salt Lake City, Utah


The accompanying balance sheets as of June 30, 1999 and the related statements of operations, and cash flows for the six months ended June 30, 1999 and 1998 were not audited by us and, accordingly, we do not express an opinion on them.

The accompanying balance sheet as of December 31, 1998 was audited by us and we expressed an unqualified opinion on it in our report dated March 9, 1999.

/s/ Crouch, Bierwolf & Chisholm

July 28, 1999

              Earth Products and Technologies, Inc.
                          Balance Sheets

                              ASSETS
                             -------
                                                    June 30      December 31
                                                      1999          1998
                                                   ------------ ------------
CURRENT ASSETS                                     (unaudited)

   Cash and Cash Equivalents                       $     3,163  $     2,483
   Notes Receivable-current portion                    840,000      840,000
                                                   ------------ ------------
     Total Current Assets                              843,163      842,483
                                                   ------------ ------------

OTHER ASSETS
    Note Receivable                                     52,676       48,277
    Goodwill                                            26,728       26,728
                                                   ------------ ------------
      Net Other Assets                                  79,404       75,005
                                                   ------------ ------------
     TOTAL ASSETS                                  $   922,567   $  917,488
                                                   ============ ============

The accompanying notes are an integral part of these financial statements.

              Earth Products and Technologies, Inc.
                     Balance Sheets continued


               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
                                                    June 30      December 31
                                                      1999          1998
                                                   ------------ ------------
                                                   (unaudited)
CURRENT LIABILITIES

   Accounts payable                                $        -   $     1,622
   Accrued expenses                                        287          287
   Notes Payable -related party                         12,000       30,000
                                                   ------------ ------------
         Total Current Liabilities                      12,287       31,909
                                                   ------------ ------------
STOCKHOLDERS' EQUITY

   Common stock, $.001 Par Value,
    Authorized 50,000,000 Shares;
    issued and outstanding 25,541,004
    and 24,941,004 shares, respectively                 25,541       24,941
   Additional Paid-In Capital                        3,829,866    3,800,466
   Retained earnings                                (2,945,127)  (2,939,828)
                                                   ------------ ------------
     Total Stockholders' Equity                        910,280      885,579
                                                   ------------ ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $   922,567  $   917,488
                                                   ============ ============

The accompanying notes are an integral part of these financial statements.

              Earth Products and Technologies, Inc.
                     Statements of Operations


                                     For the three    For the three    For the six      For the six
                                     months ended     months ended     months ended     months ended
                                       June 30          June 30          June 30          June 30
                                        1999              1998             1999            1998
                                     -------------    -------------   --------------   --------------
SALES                                $          -     $         -     $          -     $         -

COST OF GOODS SOLD                              -               -                -               -
                                     -------------    -------------   --------------   --------------
GROSS PROFIT                                                    -                -               -
                                     -------------    -------------   --------------   --------------
OPERATING EXPENSES
   General And
       Administrative Expenses              4,662           54,053            5,299           64,747
                                     -------------    -------------   --------------   --------------
TOTAL OPERATING EXPENSES                    4,662           54,053            5,299           64,747
                                     -------------    -------------   --------------   --------------
OPERATING INCOME (LOSS)                    (4,662)         (54,053)          (5,299)         (64,747)
                                     -------------    -------------   --------------   --------------
OTHER INCOME AND (EXPENSES)
   Other Income                                 -           (4,487)               -            9,055
   Interest Expense                             -           (1,527)               -           (1,823)
                                     -------------    -------------   --------------   --------------
   Total Other Income/(Expense)                 -           (6,014)               -            7,252
                                     -------------    -------------   --------------   --------------
NET INCOME (LOSS)                    $     (4,662)    $    (60,067)   $      (5,299)   $     (57,515)
                                     =============    =============   ==============   ==============


 The accompanying notes are an integral part of these financial statements.
                                   -5-

              Earth Products and Technologies, Inc.
                     Statements of Cash Flows

                                               For the Six      For the Six
                                               months ended     months ended
                                               June 30          June 30
                                               1999             1998
                                               ---------------  --------------
Cash Flows From Operating Activities

Net income (loss)                              $       (5,299)  $     (57,515)
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Used in Operating Activities:
   Depreciation                                            -           20,500
   Amortization                                            -            5,615
   Stock issued for services                               -           15,000
Change in Assets and Liabilities
  (Increase) Decrease in:
   Accounts Receivable                                     -           16,300
   Inventory                                               -            6,810
   Increase/(decrease) in:
   Accounts Payable                                   (1,622)        (125,342)
   Accrued Expenses                                        -          (15,218)
   Other Payable                                           -                -
                                                ---------------  -------------
     Net Cash Provided (Used) by
     Operating Activities                             (6,921)        (133,850)
                                               ---------------  --------------
Cash Flows from Investing Activities
  Cash paid for Notes Receivable                      (4,399)        (370,000)
  Cash from sale of assets                                 -            4,753
                                               ---------------  --------------
     Net Cash Provided (Used) by
     Investing Activities                             (4,399)        (365,247)
                                               ---------------  --------------
Cash Flows from Financing Activities

  Proceeds from stock issuance                        30,000               -
  Proceeds from debt financing                             -          606,000
  Principal payments of debt financing               (18,000)        (102,409)
                                               ---------------  --------------
     Net Cash Provided (Used) by
     Financing Activities                             12,000          503,591
                                               ---------------  --------------
Net Increase (Decrease) in Cash and
 Cash Equivalents                                        680            4,494
                                               ---------------  --------------
 Cash and Cash Equivalents
  Beginning                                            2,483            3,210
                                               ---------------  --------------
  Ending                                       $       3,163    $       7,704
                                               ===============  ==============

Supplemental Disclosures of Cash Flow Information:

  Cash payments for interest                   $          -     $       1,823
                                               ===============  ==============
  Cash payments for income taxes               $          -     $          -
                                               ===============  ==============

Supplemental Schedule of Noncash Investing and Financing Activities

 Conversion of Debt to equity                  $          -     $     660,000
                                               ===============  ==============

The accompanying notes are an integral part of these financial statements.

              Earth Products and Technologies, Inc.
                Notes to the Financial Statements
                          June 30, 1999

GENERAL

Earth Products and Technologies, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 1999 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the fiscal year ended December 31, 1998.

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