Form 10QSB
period 1999-09-30
ENVIRONMENTAL PLASMA ARC TECHNOLOGY INC
filed 1999-11-12
CIK 790024

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-QSB


            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 1999
                  Commission File Number 33-3385


              EARTH PRODUCTS AND TECHNOLOGIES, INC.
      (Exact name of registrant as specified in its charter)


             Nevada                                 87-0430816
(State or other jurisdiction                     (I.R.S. Employer
   of incorporation or organization)                 Identification Number)

                        525 South 300 East
                   Salt Lake City, Utah  84111
                          (801) 323-2395

       (Address and telephone number of principal executive
                  officers and principal place of business)



     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X      No

     As of September 30, 1999, Earth Products and Technologies, Inc. had a total of 25,781,004 shares of common voting stock issued and outstanding.

                        TABLE OF CONTENTS



                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements                                              3
Item 2.  Management's Discussion and Analysis or Plan of Operations        3

                    PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports Filed on Form 8-K                            4
Signatures                                                                 4


     In this quarterly report references to "Earth Products," "we," "us," and "our" refer to Earth Products and Technologies, Inc.

                    FORWARD LOOKING STATEMENTS

     This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Earth Products's control. These factors include but are not limited to economic conditions generally and in the industries in which Earth Products may participate; competition within Earth Product's chosen industry, including competition from much larger competitors; technological advances and failure by Earth Products to successfully develop business relationships.

                  PART I: FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

     The unaudited financial statements of Earth Products for the nine months ended September 30, 1999 are as follows:


Earth Products and Technologies, Inc.

Financial Statements

September 30, 1999

                   CROUCH,  BIERWOLF & CHISHOLM
                   Certified Public Accountants
                   50 West Broadway, Suite 1130
                    Salt Lake City, Utah 84101
                      Office (801) 363-1175
                        Fax (801) 363-0615


INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Earth Products and Technologies, Inc.
Salt Lake City, Utah


The accompanying balance sheets as of September 30, 1999 and the related statements of operations, and cash flows for the nine months ended September 30, 1999 and 1998 were not audited by us and, accordingly, we do not express an opinion on them.

The accompanying balance sheet as of December 31, 1998 was audited by us and we expressed an unqualified opinion on it in our report dated March 9, 1999.

/s/ Crouch, Bierwolf & Chisholm

October 28, 1999

              Earth Products and Technologies, Inc.
                          Balance Sheets

                              ASSETS

                                        September 30         December 31
                                          1999                 1998
                                        ------------         -----------
CURRENT ASSETS                          (unaudited)

   Cash and Cash Equivalents            $    3,665           $    2,483
   Notes Receivable-current portion        840,000              840,000
                                        ------------         -----------
     Total Current Assets                  843,665              842,483
                                        ------------         -----------

OTHER ASSETS
    Note Receivable                         64,326               48,277
    Goodwill                                26,728               26,728
                                        ------------         -----------
      Net Other Assets                      91,054               75,005
                                        ------------         -----------
     TOTAL ASSETS                       $  934,719           $  917,488
                                        ===========          ===========

The accompanying notes are an integral part of these financial statements.

              Earth Products and Technologies, Inc.
                     Balance Sheets continued

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                        September 30         December 31
CURRENT LIABILITIES                        1999                 1998
                                        ------------         -----------
                                       (unaudited)

   Accounts payable                    $         -           $    1,622
   Accrued expenses                              -                  287
   Notes Payable -related party              25,000              30,000
                                        ------------         -----------
         Total Current Liabilities           25,000              31,909
                                        ------------         -----------

STOCKHOLDERS' EQUITY

   Common stock, $.001 Par Value,
    Authorized 50,000,000 Shares;
    issued and outstanding 25,541,004
    and 24,941,004 shares, respectively      25,541              24,941
   Additional Paid-In Capital             3,829,866           3,800,466
   Retained earnings                     (2,945,688)         (2,939,828)
                                        ------------         -----------
     Total Stockholders' Equity             909,719             885,579
                                        ------------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                              $   934,719          $  917,488
                                        ============         ===========

The accompanying notes are an integral part of these financial statements.

              Earth Products and Technologies, Inc.
                     Statements of Operations

                                 For the three    For the three    For the nine    For the nine
                                 months ended     months ended     months ended    months ended
                                 September 30     September 30     September 30    September 30
                                 1999             1998             1999            1998
                                 ---------------- ---------------- --------------  --------------
SALES                            $            -   $        3,473   $          -    $       3,473

COST OF GOODS SOLD                            -               -               -               -
                                 ---------------- ---------------- --------------  --------------
GROSS PROFIT                                  -            3,473              -            3,473
                                 ---------------- ---------------- --------------  --------------
OPERATING EXPENSES
   General And
        Administrative Expenses              561          92,047           5,860         156,794
                                 ---------------- ---------------- --------------  --------------

TOTAL OPERATING EXPENSES                     561          92,047           5,860         156,794
                                 ---------------- ---------------- --------------  --------------
OPERATING INCOME (LOSS)                     (561)        (88,574)         (5,860)       (153,321)
                                 ---------------- ---------------- --------------  --------------
OTHER INCOME AND (EXPENSES)
   Other Income (Expense)                     -          (12,173)             -           (3,118)
   Interest Expense                           -             (819)             -           (2,642)
                                 ---------------- ---------------- --------------  --------------
    Total Other Income/(Expense)              -          (12,992)             -           (5,760)
                                 ---------------- ---------------- --------------  --------------
NET INCOME (LOSS)                $          (561) $     (101,566)  $      (5,860)  $    (159,081)
                                 ================ ================ ==============  ==============

 The accompanying notes are an integral part of these financial statements
                                    -5-

              Earth Products and Technologies, Inc.
                     Statements of Cash Flows

                                                   For the Nine       For the Nine
                                                   months ended       months ended
                                                   September 30       September 30
                                                   1999               1998
                                                   ----------------   ----------------
Cash Flows From Operating Activities

Net income (loss)                                  $        (5,860)   $      (159,081)
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Used in Operating Activities:
   Depreciation                                                  -             30,750
   Amortization                                                  -              8,423
   Stock issued for services                                     -             15,000
   Loss on sales                                                 -             12,043
Change in Assets and Liabilities
  (Increase) Decrease in:
   Accounts Receivable                                           -             12,827
   Inventory                                                     -              6,810
   Increase/(decrease) in:
   Accounts Payable                                         (1,622)          (135,570)
   Accrued Expenses                                           (287)           (19,376)
   Other Payable                                                 -             72,194
                                                   ----------------   ----------------
     Net Cash Provided (Used) by Operating
     Activities                                             (7,769)          (155,980)
                                                   ----------------   ----------------
Cash Flows from Investing Activities
  Cash paid for Notes Receivable                           (16,049)          (469,000)
  Cash from sale of assets                                       -              4,753
                                                   ----------------   ----------------
     Net Cash Provided (Used) by Investing
     Activities                                            (16,049)          (464,247)
                                                   ----------------   ----------------
Cash Flows from Financing Activities

  Proceeds from stock issuance                              30,000             99,000
  Proceeds from debt financing                              13,000            626,000
  Principal payments of debt financing                     (18,000)          (103,170)
                                                   ----------------   ----------------
     Net Cash Provided (Used) by Financing
     Activities                                             25,000            621,830
                                                   ----------------   ----------------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                           1,182              1,603
                                                   ----------------   ----------------
Cash and Cash Equivalents
  Beginning                                                  2,483              3,210
                                                   ----------------   ----------------
  Ending                                           $         3,665    $         4,813
                                                   ================   ================
Supplemental Disclosures of Cash Flow Information:
  Cash payments for interest                       $             -    $         2,642
                                                   ================   ================
  Cash payments for income taxes                   $             -    $           130
                                                   ================   ================
Supplemental Schedule of Noncash Investing and
  Financing Activities

 Conversion of Debt to equity                      $             -    $       660,000
                                                   ================   ================

The accompanying notes are an integral part of these financial statements.
                               -6-

              Earth Products and Technologies, Inc.
                  Notes to Financial Statements
                        September 30, 1999



GENERAL

Earth Products and Technologies, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 1999 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the fiscal year ended December 31, 1998.

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

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF

    OPERATIONS

     Overview. For the nine months ended September 30, 1999 we have had no business operations and have no full time employees. For the next twelve months we plan to seek, investigate and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value.

     At the present time we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition. In addition, there can be no assurance that we will be successful in finding a desirable business opportunity. We expect to encounter substantial competition in our efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investments companies, and wealthy individuals.

     Potential investors must recognize that, because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired. Also, we intend to concentrate our acquisition efforts on properties or businesses that we believe to be undervalued or that we believe may realize a substantial benefit from being publicly owned. Investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

     It is emphasized that our management may effect transactions having a potentially adverse impact upon the our shareholders pursuant to the authority and discretion of our management to complete acquisitions without submitting any proposal to the stockholders for their consideration.

     Liquidity and Capital Resources. Since our inception, we have funded our cash requirements through debt and equity transactions. These funds have been used for working capital, subsidiary acquisitions and development of technology. During 1997 and 1998 we conducted limited offerings pursuant to Regulation D of the Securities Act of 1933 and raised $90,000 and $204,500, respectively. Such funds were used for business development.

     In June of 1999 we issued 840,000 shares to satisfy promissory notes held by PHI Mutual Ventures LLC and Mutual Ventures Corporation. Net cash provided by such financing activities was $25,000 for the period ended September 30, 1999.

     As of September 30, 1999, we had cash of $3,665 and total assets of $934,719. 89.8% of total assets was represented by an account receivable from
the sale of our former subsidiary EWS Services, Inc.   We have no material
commitments for the next twelve months. We believe that our current cash needs can be met with the cash on hand for at least twelve months. However, should we obtain a business opportunity, it may be necessary to raise additional capital. This may be accomplished by selling our common stock or debt financing. If common stock is issued it will be pursuant to available exemptions provided by federal and state securities laws.

     During the nine months ended September 30, 1999 we posted no revenues and operating losses of $5,860. During the same period in 1998 we had $3,473 in revenues and $153,321 in operating losses. The decrease in revenues and losses is due to the divesture of our former subsidiaries in November and December of 1998.

Results of Operations

     We have minimal cash available for our operations and currently have no established source of revenues from operations. For the current fiscal year, we anticipate incurring a loss as a result of administrative expenses, which include expenses associated with locating and evaluating business opportunities, and those expenses related to filing periodic reports required by the Securities and Exchange Act of 1934, as amended.

     Year 2000 Compliance. We have completed a review of our computer systems and operations to determine the extent to which our business will be vulnerable to potential errors and failures as a result of the "Year 2000" problem. We have concluded, based on the review of our operations and computer systems, that our significant computer programs and operations will not be materially affected by the Year 2000 problem. However, there can be no assurance that the systems of those companies with which we may do business with will be in compliance and this may have a material adverse effect on our operations, if any.

                    PART II. OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Part I Exhibits.

Exhibit                 Description

27                      Financial Data Schedule

(b)  Reports on Form 8-K. None

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

DATED this 11 day of November 1999.

EARTH PRODUCTS AND TECHNOLOGIES, INC.


By: /s/ John W. Peters
    ------------------
   John W. Peters, President and CEO