Form 10KSB
period 1999-12-31
ENVIRONMENTAL PLASMA ARC TECHNOLOGY INC
filed 2000-03-30
CIK 790024

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-KSB


[X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1999

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   [ x ]

State issuer's revenue for it most recent fiscal year: $ 0.00

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 18, 2000 was $2,383,654.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 26,281,004 shares of common stock were outstanding as of February 18, 2000.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [ X ]

     In this annual report references to "Earth Products," "we," "us," and "our" refer to Earth Products and Technologies, Inc.

                          FORWARD LOOKING STATEMENTS

     This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Earth Products's control. These factors include but are not limited to economic conditions generally and in the industries in which Earth Products may participate; competition within Earth Product's chosen industry, including competition from much larger competitors; technological advances and failure by Earth Products to successfully develop business relationships.


                                    PART I

Item 1. Description of Business.

(a)     Business Development.

     Earth Products was incorporated in the state of Nevada in 1986 under the name Mainstay Investments, Inc. The company's name was changed in 1987 to Bio-Helix, Inc., in 1990 the name changed to Concept Gold, Inc., in 1992 the name changed to Environmental Plasma Arc Technology, Inc. and in October 1997 we adopted our current name.

(b)     Our Business.

     Earth Products currently has no commercial operations and has no full time employees. We plan to seek, investigate and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. Our actual results could differ materially from our historical results of operations and those discussed in the forward-looking statements. The forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to our management.

     Our acquisition of a business opportunity may be made by purchase, merger, exchange of stock or otherwise. At the present time we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition. In addition, there can be no assurance that we will be successful in finding a desirable business opportunity, given the limited capital available for an acquisition.

     Our officers and directors will make contacts within the field of corporate finance to find potential acquisition candidates. We anticipate that an acquisition would involve an entity that desires to become a fully reporting company and one which wishes to establish a public trading market for its securities. Our search will be directed toward a profitable operating company which produce revenues. We anticipate that we will consider, among other things, the following factors:

     (1) Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

     (2) Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;

     (3) Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

     (4)     The extent to which the business opportunity can be advanced;

     (5) Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

     (6) Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

     (7) The cost of our participation as compared to the perceived tangible and intangible values and potential; and,

     (8) The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

     No one of the factors described above will be controlling in the selection of a business opportunity, and our management will attempt to analyze all factors appropriate to each opportunity, and a determination based upon reasonable investigative measures and available data. Potential investors must recognize that, because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired.

     Prior to making a decision to participate in a business opportunity, we will generally request that we are provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction; and other information deemed relevant.

     We anticipate that the business opportunities presented to us will:

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

     (iv) be relying upon an untested product or marketing concept; or

     (v) have a combination of the characteristics mentioned in (i) through
(iv).

     We intend to concentrate our acquisition efforts on properties or businesses that we believe to be undervalued or that we believe may realize a substantial benefit from being publicly owned. Given the above factors, investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability. Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions and other factors.

     It is emphasized that our management may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of our securities should not anticipate that we necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by our directors to seek the stockholders' advice and consent or because state law so requires.

COMPETITION

     We expect to encounter substantial competition in our efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investments companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than Earth Products and will therefore be in a better position than we are to obtain access to attractive business opportunities. We also will experience competition from other public companies, many of which may have more funds available to them.

Item 2.   Properties.

     We do not own or lease any real property. We use office space free of charge in the office of our President, John Peters.

Item 3.   Legal Proceedings.

     We are not a party to any proceedings or threatened proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.

     We have not submitted a matter to a vote of our stockholders during the fourth quarter of the year ended December 31, 1999.


                                   Part II

Item 5.   Market for Common Equity and Related Stockholder Matters.

a)      Market for Common Equity

     Our common stock is listed with the OTC Bulletin Board under the symbol "EPAT". The following table shows the range of high and low trading prices for the past two fiscal years as reported by the National Association of Securities Dealers. Such quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and do not necessarily represent actual transactions.

          1998      Quarter Ended     High          Low
          ----      --------------    ----          ----
                    March 31st        1.5          .9375
                    June 30th         1.3125       .449
                    September 30th     .6875       .3593
                    December 31st      .46875      .16



          1999      Quarter Ended      High         Low
          -----     --------------     ----         ----
                    March 31st         .21          .13
                    June 30th          .16          .13
                    September 30th     .14          .11
                    December 31st      .12          .07

     As of February 18, 2000, we had approximately 680 holders of record of our common stock.

     We have not paid any cash dividends on our outstanding shares of common stock, and no cash dividends are contemplated to be paid in the foreseeable future.

(b)      Recent Sales of Unregistered Securities

     We sold the following securities during the fourth quarter of the year ended December 31, 1999:

     On December 16, 1999 we sold 500,000 common shares, valued at $13,000, to Mutual Ventures Corporation. Such issuance was exempt from the registration requirements of the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.

Item 6.  Management's Discussion and Analysis or Plan of Operations

Plan of Operations.
------------------

     We have no business operations nor established source of revenues sufficient to cover any anticipated operating costs to allow us to continue as a going concern. For the next twelve months management intends to find additional capital funding and/or a profitable business venture to acquire or merge. However, there can be no assurance that a merger or acquisition candidate will be found or that we will have sufficient funds to effect such a merger or acquisition.

       We have no material commitments for the next twelve months and management believes that our current cash needs can be met with the cash on hand and loans from management or shareholders for at least twelve months. However, should we obtain a business opportunity, it may be necessary to raise additional capital. This may be accomplished by selling our common stock or debt financing. If common stock is issued it will be issued pursuant to available exemptions provided by federal and state securities laws.

Liquidity and Capital Resources.
-------------------------------

     Since our inception, we have funded our cash requirements through debt and equity transactions. These funds have been used for working capital, subsidiary acquisitions and development of technology.

     As of December 31, 1999, we had working capital of $12,917 and recorded $13,167 cash on hand. Our total assets decreased to $13,167 for the year ended 1999 from $917,488 for the year ended 1998. This decrease in total assets was primarily the result of the write off to bad debt of notes receivable of $840,000 and $48,277. Our total current liabilities decreased
to $250 for 1999 from $31,909 for 1998.   The conversion of a $30,000 note
payable to common stock
caused this decrease. For 1999 we posted $8,237 net cash used by operating activities and a loss per share of $0.04.

     Net cash provided by financing activities for 1999 was $25,000 compared
to $428,814 for 1998.      During 1999 a shareholder advanced $25,000 to us,
which was subsequently converted to common shares. During 1998 we conducted a limited offering pursuant to Regulation D of the Securities Act of 1933 and raised $204,500 which was used for business development. In November of 1998 we sold 11,000,000 common shares for $110,000 cash in contemplation of spin-off agreements.

     During 1998 we sold or spun off both our subsidiaries. Management hoped the spin off of EPAT, Inc. in September of 1998 would allow Earth Products to more effectively focus on the operations of our remaining subsidiary, Environmental Water Systems, Inc. (EWS), and seek more profitable business opportunities.

     However, EWS failed to perform as anticipated and in December of 1998 we
sold Environmental Water Systems, Inc.   Earth Products entered into a stock
purchase agreement with EWS Services, Inc., a Nevada corporation, in which EWS Services, Inc. agreed to purchase a majority of EWS's common shares. Pursuant to the terms of the agreement we sold 4,000,000 shares of our total holdings of 5,525,300 EWS shares to EWS Services, Inc. We received a promissory note in the amount of $840,000 secured by the equipment and assets of EWS Services, Inc. in consideration for the EWS shares, which was subsequently deemed uncollectible and written off as bad debt.

Item 7.  Financial Statements.

     Our consolidated audited financial statements for the fiscal years ended December 31, 1999 and 1998 are attached hereto.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                   Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)     Directors and Executive Officers.

     Our executive officers and directors and their respective ages and positions are set forth below. Biographical information for each of those persons is also presented below. Our executive officers are chosen by our Board of Directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.

     Name                        Age          Position
     ----------------------     ------        ---------------------
     John W. Peters               48          President, Director
     Anita Patterson              32          Secretary/Treasurer, Director
     Matthew T. McLelland         22          Director

     John W. Peters was appointed President and Chairman of the Board on June 9, 1997. He has served as our director from January 15, 1997. Previously he was our Operations Manager from 1993 through 1995. He has served as president and an executive officer of Certified Environmental Laboratories, Inc. and was vice president of sales and marketing for Comco Communications Corp. in California. Mr. Peters studied business administration at Long Beach Community College and California Polytechnic State University in San Louis Obispo, California.

     Anita Patterson was appointed as our Secretary on June 9, 1998. She has served as our Director since June of 1998. From 1996 to the present she has worked as a paralegal specializing in corporate law for Principal Holdings, Inc. In 1994 she received an Associate of Arts degree in the paralegal program from Phillips Junior College. She attended Weber State University during 1986 and 1987.

     Matthew T. McLelland has served as our Director since July 7, 1998. From 1996 to the present he has been employed as a computer system engineer researching, developing and selling internet, Web and software products for various computer companies. He received a degree in 1995 from the Las Vegas Academy of International Studies, Visual and Performing Arts Academy.

(b)     Compliance with Section 16(a) of the Exchange Act.

     We do not have a class of securities registered under the Securities Exchange Act of 1934, and, therefore, our officers, directors and holders of more than 10% of the outstanding shares of the Company are not subject to the provisions of Section 16(a).

Item 10.     Executive Compensation.

(a)     Executive Compensation.

      On May 8, 1998 we issued 100,000 restricted common shares, valued at $103,000, to John W. Peters for services rendered as President in 1997. No other compensation was given to any of the directors or executive officers of the Company during the fiscal year ended December 31, 1998 and 1999.

     We do not have any standard arrangement for compensation of our directors.

(b)     Employment Agreements.

     None.

Item 11.     Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth the name and address of each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock and the beneficial ownership of our common stock by our directors and executive officers. The percentage of beneficial ownership is based on 26,281,004 shares outstanding as of February 18, 2000.

                                  MANAGEMENT

Name and                   Amount and Nature of      Percent of Outstanding
Address                    Beneficial Owner          Common Stock
---------------            ------------------        ----------------------
John W. Peters                     100,000                 *
2554 West 4985 South
Taylorsville, Utah 84118

     * Less than 1%.


                           CERTAIN BENEFICIAL OWNERS


PHI Mutual Ventures, LLC.       11,150,000               42.4%
1993 Dewer Lane #1-254
Rock Springs, Wyoming 82901

Mutual Ventures Corporation      1,530,010                5.8%
211 W.  Cottage Avenue
Sandy, Utah 84070


Item 12.     Certain Relationships and Related Transactions.

     The following information summarizes certain transactions in excess of $60,000 either we engaged in during the past two years or we propose to engage in involving our executive officers, directors, 5% stockholders or immediate family members of such persons.

     On October 31, 1998 we received a demand for payment for a promissory note, dated October 1, 1997, in the amount of $142,975. The original holder of the note, Principal Holdings, Inc., had assigned the note to PHI Mutual Ventures, LLC, a shareholder. On November 27, 1998 we issued 8,600,000 shares, valued at $86,000, to PHI Mutual Ventures, LLC to satisfy the note.

     Six Way Inc., a shareholder, advanced funds to us on a short-term basis during 1997 and on June 5, 1998 the debt was converted to 1,000,000 shares, valued at $87,900.

Item 13.     Exhibits and Reports on Form 8-K.

(a)     Exhibits.

  Exhibit No.   Description                                        Location
  ----------    ------------                                      ----------

     3.1        Articles of Incorporation of Earth Products            *

     3.2        By-laws of Earth Products                              *

     27         Financial Data Schedule                         See attached

         * Incorporated by reference to Form S-18 registration statement, File No. 33-3385-LA


(b)     Reports on Form 8-K

     None

                                  SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, who are duly authorized.

                                   EARTH PRODUCTS AND
                                   TECHNOLOGIES, INC.



                                   /s/ John W. Peters
Date: 3/30/00                  By:________________________________
                                   John W. Peters, President and Director



                                    /s/ Anita Patterson
Date: 3/30/00                  By: ________________________________
                                   Anita Patterson, Secretary/Treasurer and
                                   Director

                    EARTH PRODUCTS AND TECHNOLOGIES, INC.

                        (A Development Stage Company)

                             Financial Statements

                          December 31, 1999 and 1998

                                   CONTENTS


Independent Auditors' Report..........................................3

Balance Sheets .......................................................4

Statements of Operations..............................................6

Statements of Stockholders' Equity ...................................7

Statement of Cash Flows...............................................11

Notes to the Financial Statements.....................................14

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


                         INDEPENDENT AUDITORS' REPORT

Board of Directors
Earth Products and Technologies, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheets of Earth Products and Technologies, Inc., (A Development Stage Company), as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Earth Products and Technologies, Inc., (A Development Stage Company), as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters
are described in Note 4.   The  financial statements do not include any
adjustments that might result from the outcome of this uncertainty.

/s/ Crouch, Bierwolf & Chisholm

Salt Lake City, Utah
March 27, 2000

                    Earth Products and Technologies, Inc.
                         (A Development Stage Company)
                                Balance Sheets

                                    ASSETS

                                                          December 31,
                                                   --------------------------
                                                      1999          1998
                                                  ------------- -------------
CURRENT ASSETS
   Cash                                           $     13,167  $      2,483
   Notes Receivable -current portion (Note 5)                -       840,000
                                                  ------------- -------------
    Total Current Assets                                13,167       842,483
                                                  ------------- -------------
OTHER ASSETS
   Notes Receivable (Note 5)                                 -        48,277
   Goodwill - (Note 1)                                       -        26,728
                                                  ------------- -------------
    Total Other Assets                                       -        75,005
                                                  ------------- -------------
    TOTAL ASSETS                                  $     13,167  $    917,488
                                                  ============= =============


  The accompanying notes are an integral part of these financial statements.

                    Earth Products and Technologies, Inc.
                        (A Development Stage Company)
                                Balance Sheets

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)




                                                        December 31,
                                                      1999           1998
                                                  ------------- -------------
CURRENT LIABILITIES
  Accounts payable                                $        250  $      1,622
  Accrued expenses                                           -           287
  Notes payable-related party - (Note 3)                     -        30,000
                                                  ------------- -------------
  Total Current Liabilities                                250        31,909
                                                  ------------- -------------
  Total Liabilities                                        250        31,909
                                                  ------------- -------------
STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value; 50,000,000
    shares authorized, 26,281,004 and 24,941,004
    shares issued and outstanding, respectively         26,281        24,941
  Additional paid-in capital                         3,866,126     3,800,466
  Deficit accumulated during the development stage  (3,879,490)   (2,939,828)
                                                  ------------- -------------
   Total Stockholders' Equity                           12,917       885,579
                                                  ------------- -------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $     13,167  $    917,488
                                                  ============= =============


  The accompanying notes are an integral part of these financial statements.

                    Earth Products and Technologies, Inc.
                         (A Development Stage Company)
                           Statements of Operations

                                                                         From Inception
                                                                         On February 10,
                                                                         1986 to
                                   For the Years Ended December 31,      December 31,
                               1999           1998          1997         1999
                               ------------   ------------  ------------ -------------
REVENUE
Revenue                        $         -    $        -    $         -  $     50,000
Cost of goods sold                       -             -              -            -
                               ------------   ------------  ------------ -------------
   Gross Profit                          -             -              -        50,000
                               ------------   ------------  ------------ -------------
EXPENSES
  Selling expense                        -             -              -       109,489
  Depreciation and amortization     26,728        11,230          5,827        67,187
  Research and development               -             -              -       153,773
  General and administrative        18,408       196,513         52,820     2,013,901
                               ------------   ------------  ------------ -------------

    Total Expenses                  45,136       207,743         58,647     2,344,350
                               ------------   ------------  ------------ -------------
OPERATING LOSS                     (45,136)     (207,743)       (58,647)   (2,294,350)
                               ------------   ------------  ------------ -------------
OTHER INCOME (EXPENSE)
  Bad Debt                        (894,326)            -              -      (894,326)
  Gain on disposition of debt
     (Note 2)                            -             -         15,700       103,284
  Interest Expense                       -        (1,832)       (12,640)      (94,008)
  Loss on disposal of assets             -      (313,450)             -      (525,281)
  Discontinued operations                -      (231,397)      (457,794)     (689,191)
  Income taxes                        (200)         (130)          (502)       (1,241)
  Minority Interest                      -        30,082         59,513        89,595
                               ------------   ------------  ------------ -------------

    Total Other Income(Expense)   (894,526)     (516,727)      (395,723)   (2,011,168)
                               ------------   ------------  ------------ -------------
NET LOSS                       $  (939,662)   $ (724,470)   $  (454,370) $ (4,305,518)
                               ============   ===========   ============ =============
WEIGHTED AVERAGE LOSS
  PER SHARE                    $     (0.04)   $    (0.06)   $     (0.10)
                               ============   ===========   ============


The accompanying notes are an integral part of these financial statements.



                   Earth Products and Technologies, Inc.
                       (A Development Stage Company)
                    Statements of Stockholders' Equity


                                                                     Deficit
                                                                     Accumulated
                                     Common Stock      Additional    During the
                                 --------------------- Paid-in       Development   Treasury     Minority
                                 Shares     Amount     Capital       Stage         Stock        Interest
                                 ---------- ---------- ------------- ------------- ------------ ------------
Balance, February 10, 1986               -  $       -  $          -  $          -  $         -  $         -

Shares issued to officers and
   director at $0.25 per share      20,000         20         4,980             -            -            -

Net loss for the period ended
   December 31, 1986                     -          -             -          (160)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------
Balance, December 31, 1986          20,000         20         4,980          (160)           -            -

Shares issued through public
   offering at $2.50 per share      40,000         40        99,960             -            -            -

Public offering costs                    -          -       (20,315)            -            -            -

Shares issued in acquisition of
   wholly-owned subsidiary          72,000         72        29,928             -            -            -

Shares issued through private
   placement at $25 per share        1,000          1        24,999             -            -            -

Net loss for the year ended
   December 31, 1987                     -          -             -       (36,112)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------
Balance, December 31, 1987         133,000        133       139,552       (36,272)           -            -

Shares issued through private
   placement at $25 per share        3,000          3        74,997             -            -            -

Net loss for the year ended
   December 31, 1988                     -          -            -        (48,075)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------
Balance, December 31, 1988         136,000        136       214,549       (84,347)           -            -

Net loss for the year ended
   December 31, 1989                    -        -               -       (175,094)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------
Balance, December 31, 1989         136,000  $     136  $    214,549  $   (259,441) $         -  $         -


  The accompanying notes are an integral part of these financial statements.

<CAPTION
                     Earth Products and Technologies, Inc.
                         (A Development Stage Company)
                      Statements of Stockholders' Equity


                                                                     Deficit
                                                                     Accumulated
                                     Common Stock      Additional    During the
                                 --------------------- Paid-in       Development   Treasury     Minority
                                 Shares     Amount     Capital       Stage         Stock        Interest
                                 ---------- ---------- ------------- ------------- ------------ ------------
Balance, December 31, 1989         136,000  $     136  $    214,549  $   (259,441)           -            -

Expenses paid on behalf of the
  Company by stockholders                -          -        53,481             -            -            -

Shares issued for services
   provided by stockholders
   at $0.01 per share               17,000         17           (17)            -            -            -

Net loss for the year ended
   December 31, 1990                     -          -             -        (8,685)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------
Balance, December 31, 1990         153,000        153       268,013      (268,126)           -            -

net loss for the year ended
   December 31, 1991                     -          -             -       (41,701)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------
Balance, December 31, 1991         153,000        153       268,013      (309,827)           -            -

Shares issued for cash and relief
    of debt at $1.70 per share      47,000         47        80,793             -            -            -

Shares issued for marketing
   and manufacturing rights at
   $0.00 per share               1,400,000      1,400       (1,400)             -            -            -
Shares issued for services
   performed at $0.00 per share    200,000        200         (200)             -            -            -

Shares issued through private
   placement at $2.50 per share    200,000        200       455,492             -         (192)           -

Net loss for the year ended
   December 31, 1992                     -          -             -      (387,200)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------
Balance, December 31, 1992       2,000,000      2,000       802,698      (697,027)        (192)           -


  The accompanying notes are an integral part of these financial statements.

<CAPTION
                     Earth Products and Technologies, Inc.
                         (A Development Stage Company)
                      Statements of Stockholders' Equity


                                                                     Deficit
                                                                     Accumulated
                                     Common Stock      Additional    During the
                                 --------------------- Paid-in       Development   Treasury     Minority
                                 Shares     Amount     Capital       Stage         Stock        Interest
                                 ---------- ---------- ------------- ------------- ------------ ------------
Balance, December 31, 1992        2,000,000     2,000       802,698      (697,027)        (192)          -

Shares issued through
  private placement at $2.50
  per share                               -         -        47,808             -          192           -

Cancellation of shares
  issued for private placement     (200,000)     (200)          200             -            -           -

Shares issued through private
   placement at $5.00 per share      33,200        33       166,159             -            -           -

Capital contributed by
   shareholder                            -         -        80,826             -            -           -

Net loss for the year ended
   December 31, 1993                      -         -             -      (855,206)           -           -
                                 ---------- ---------- ------------- ------------- ------------ ------------
Balance, December 31, 1993        1,833,200     1,833     1,097,691    (1,552,233)           -           -

Cancellation of shares               (5,700)       (6)            6             -            -           -

Capital contributed by
   shareholders                           -         -       598,565             -            -           -

Net loss for the year ended
   December 31, 1994                      -         -             -      (383,792)           -           -
                                 ---------- ---------- ------------- ------------- ------------ ------------
Balance, December 31, 1994        1,827,500     1,827     1,696,262    (1,936,025)           -           -

Cancellation of shares (Note 5)      (8,000)       (8)      (40,972)            -            -           -

Capital contributed by
   shareholders                           -         -        40,665             -            -           -

Net loss for the year ended
   December 31, 1995                      -         -             -       (56,897)           -           -
                                 ---------- ---------- ------------- ------------- ------------ ------------
Balance, December 31, 1995        1,819,500     1,819     1,695,955    (1,992,922)           -           -

  The accompanying notes are an integral part of these financial statements.

<CAPTION
                     Earth Products and Technologies, Inc.
                         (A Development Stage Company)
                      Statements of Stockholders' Equity

                                                                     Deficit
                                                                     Accumulated
                                   Common Stock        Additional    During the
                                 --------------------  Paid-in       Development   Treasury     Minority
                                 Shares     Amount     Capital       Stage         Stock        Interest
                                 ---------- ---------- ------------- ------------- ------------ ------------
Balance, December 31, 1995        1,819,500     1,819     1,695,955    (1,992,922)           -            -

Shares issued to officers and
   directors at $0.50 per share
   for services rendered            233,620       234       116,576             -            -            -

Shares issued to officers and
   directors at an average price
   of approximately $0.50 per
   share in settlement of related
   party loans                      891,900       892       396,029             -            -            -

Share issued to creditors at an
   average price of approximately
   $2.50 per share in settlement of
   accounts payable                  92,000        92       229,509             -            -            -

Net loss for the year ended
   December 31, 1996                      -         -             -      (194,094)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------
Balance, December 31, 1996        3,037,020     3,037     2,438,069    (2,187,016)           -            -

Shares issued for purchase of 87%
   of EWSI stock  (Note 5)        3,000,000     3,000        (3,000)            -            -            -

Shares issued for payment
   of notes to related parties      660,000       660       299,340             -            -            -

Shares issued for cash at
   $1.00 per share                   90,000        90        89,910             -            -            -

Shares issued for contract with
   a public relations firm          500,000       500             -             -            -            -

Net loss for the year ended
   December 31, 1997                      -         -             -      (454,370)           -      (59,513)
                                 ---------- ---------- ------------- ------------- ------------ ------------
Balance, December 31, 1997        7,287,020     7,287     2,824,319    (2,641,386)           -      (59,513)


  The accompanying notes are an integral part of these financial statements.

<CAPTION
                     Earth Products and Technologies, Inc.
                         (A Development Stage Company)
                      Statements of Stockholders' Equity


                                                                     Deficit
                                                                     Accumulated
                                     Common Stock      Additional    During the
                                 --------------------- Paid-in       Development   Treasury     Minority
                                 Shares     Amount     Capital       Stage         Stock        Interest
                                 ---------- ---------- ------------- ------------- ------------ ------------
Balance, December 31, 1997        7,287,004     7,287     2,824,319    (2,641,386)           -      (59,513)

Shares issued for services
   at $.10 per share                975,000       975        96,525             -            -            -

Shares issued for conversion
   of notes                       5,000,000     5,000       434,500             -            -            -

Shares issued in lieu of payment
   for insurance coverage           250,000       250        24,885             -            -            -

Shares issued for services
   at $.25 per share                 20,000        20         4,980             -            -            -

Shares issued for cash at
   $.50 per share                   409,000       409       204,091             -            -            -

Shares issued for cash at
   $.01 per share (Note 5)       11,000,000    11,000        99,000             -            -            -

Spin-off of Subsidiary
   adjustment                             -         -       112,166       426,028            -       89,595

Net loss for the year ended
   December 31, 1998                      -         -             -      (724,470)           -      (30,082)
                                 ---------- ---------- ------------- ------------- ------------ ------------
Balance, December 31, 1998       24,941,004    24,941     3,800,466    (2,939,828)           -            -

Shares issued for conversion
   of Notes Payable               1,100,000     1,100        53,900             -            -            -

Shares issued for expenses and
   services valued at $12,000       240,000       240        11,760             -            -            -

Net loss for the year ended
   December 31, 1999                      -         -             -      (939,662)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------
Balance, December 31, 1999       26,281,004 $  26,281  $  3,866,126  $ (3,879,490) $         -  $         -
                                 ========== ========== ============= ============= ============ ============

  The accompanying notes are an integral part of these financial statements.

                     Earth Products and Technologies, Inc.
                         (A Development Stage Company)
                            Statement of Cash Flows

                                                                         From Inception
                                                                         On February 10,
                                                                         1986 to
                                    For the Years Ended December 31,     December 31,
                               1999           1998          1997         1999
                               -------------- ------------- ------------ -------------
CASH FLOWS FROM OPERATING
  ACTIVITIES

   Net Loss From Operations    $    (939,662) $    (724,470) $  (454,370) $ (4,305,518)

Adjustments to Reconcile
 Net Cash Provided by Operating
 Activities:
   Bad Debt                          894,326             -            -        894,326
   Depreciation and amortization      26,728        11,230       31,949         93,309
   Loss on disposal of assets              -       313,450            -        350,281
   Gain on disposition of assets           -             -      (15,700)      (103,284)
   Common stock issued for
     services rendered                12,000       127,635          500        256,945
   Minority Interest                       -       (30,082)     (59,513)       (89,595)
Changes in operating assets and
 liabilities: (Net of effects of
 purchase/Spin-off of EWSI)
   (Increase) Decrease in:
      Accounts receivable                  -       (83,727)     (15,076)      (98,803)
      Inventory                            -        51,209      (28,367)       22,842
   Decrease in shareholder advances        -             -            -         9,176
   Increase (decrease) in accounts
    payable, accrued expenses and
    payroll taxes                     (1,659)      (95,977)     166,152       583,829
                               -------------- ------------- ------------ -------------
Net Cash Used by Operating
   Activities                  $      (8,267) $   (430,732) $  (374,425) $ (2,386,492)
                               -------------- ------------- ------------ -------------

The accompanying notes are an integral part of these financial statements.

                   Earth Products and Technologies, Inc.
                       (A Development Stage Company)
                    Statement of Cash Flows (Continued)

                                                                         From Inception
                                                                         On February 10,
                                                                         1986 to
                               For the Years Ended December 31,          December 31,
                               1999           1998          1997         1999
                               -------------- ------------- ------------ -------------
CASH FLOWS FROM INVESTING
 ACTIVITIES

  Cash acquired/(spun-off) in
   acquisition of EWSI                     -         1,191        5,050         6,241
  Cash advanced on note
   receivable                         (6,049)            -            -        (6,049)
  Investment in inventory                  -             -      (15,000)     (381,143)
  Purchase of fixed assets                 -             -      (35,925)     (121,743)
  Payment of organization costs            -             -            -          (110)
  Cash advanced to subsidiary
    prior to acquisition                   -             -     (200,000)     (200,000)
  Cash from sale of assets                 -             -            -         1,970
                               -------------- ------------- ------------ -------------
Net Cash Used by Investing
  Activities                   $      (6,049) $      1,191  $  (245,875) $   (700,837)
                               ============== ============= ============ =============


The accompanying notes are an integral part of these financial statements.



                Earth Products and Technologies, Inc.
                    (A Development Stage Company)
                 Statement of Cash Flows (continued)

                                                                         From Inception
                                                                         On February 10,
                                                                         1986 to
                               For the Years Ended December 31,          December 31,
                               1999           1998          1997         1999
                               -------------- ------------- ------------ -------------
CASH FLOWS FROM FINANCING
  ACTIVITIES

   Contribution by stockholders             -            -            -       996,375
   Payment to stockholder                   -            -            -       (13,202)
   Sale of common stock                     -      314,500      105,000     1,295,685
   Cash received from debt
     financing                         25,000      625,000      521,500     1,581,384
   Cash paid on debt financing              -     (510,686)           -      (759,749)
                               -------------- ------------- ------------ -------------
Net Cash Provided from
 Financing Activities                  25,000      428,814      616,796     3,100,493
                               -------------- ------------- ------------ -------------
NET INCREASE (DECREASE)
   IN CASH                             10,684         (727)      (3,504)       13,167

CASH AT BEGINNING OF PERIOD             2,483        3,210        6,714             -
                               -------------- ------------- ------------ -------------
CASH AT ENDING OF PERIOD       $       13,167 $      2,483  $     3,210  $     13,167
                               ============== ============= ============ =============

SUPPLEMENTAL CASH FLOW INFORMATION

   CASH PAID FOR
     Interest                  $           -  $      6,806  $         -  $     19,972
     Income taxes              $         200  $        502  $         -  $        502

  NON CASH FINANCING ACTIVITIES
     Issuance of stock in
       settlement of debt      $      55,000  $    439,500  $   611,522  $  1,446,858
     Capital contributed by
       shareholders            $           -  $          -  $         -  $    639,230

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

In June of 1997 the Company acquired 87% of the stock of Environmental Water Systems, Inc. (EWSI) in a share for share exchange accounted for by the purchase method of a business combination. EWSI is in the business of constructing water purification systems for commercial manufacturers. On October 20, 1997 the company changed it's name to Earth Products and Technologies, Inc. On December 31, 1998, the Company sold 4,000,000 shares of its total 5,525,300 shares of EWSI to EWS Services, Inc. This transaction left the Company with 23% of the total issued and outstanding stock of EWSI and eliminated EWSI from the consolidated company. The investment in EWSI will be accounted for using the equity method beginning January 1, 1999. The operations of EWSI for the 1998 year are included in these financial statements at December 31, 1998. The Company has divested itself of all
operating activities and is currently inactive.   At December 31, 1999 the
Company has no subsidiaries to consolidate with. Accordingly, the Company is classified as a development stage company as defined in SFAS No. 7.

 b. Consolidation

The consolidated financial statements for December 31, 1997 include those of Earth Products and Technologies, Inc., and its subsidiaries, EPAT, Inc. and Environmental Water Systems, Inc. All intercompany accounts have been eliminated in the consolidation. At December 31, 1998 and 1999 no subsidiaries exist and the financial statements are not consolidated.

                 Earth Products and Technologies, Inc.
                     (A Development Stage Company)
                  Notes to the  Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

 c. Cash

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

 d. Income Taxes

No federal income taxes have been accrued due to net operating losses in each year presented. The Company has net operating loss carryforwards of approximately $3,800,000 which begin to expire in 2007 through 2014. No tax benefit has been reported in the consolidated financial statements for the net operating loss carryforward because of the uncertainty that sufficient future income will be generated to offset the losses. The valuation allowance of the losses carryforwards offsets any potential tax benefit. These NOL's may also be limited to use due to the change in ownership.

 e. Estimates

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

 f. Goodwill

The Company recorded $112,301 of goodwill in conection with the acquisition of EWSI, due to the negative net equity position of EWSI at the time of acquisition. Goodwill is being amortized over a 10 year life on the straight line method. 72% of the Goodwill was eliminated upon the sale of 72% of the Companies investment in EWSI during 1998, and the remainder was eliminated during 1999, when the investment was deemed worthless.

 g. Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Fully diluted earnings per share has not been presented because it is anti-dilutive.

 h. Fair Value of Financial Instruments

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

 i. Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Depreciation expense for the years ended December 31, 1997 and 1998 was $26,334 and $0, respectively.

NOTE 2 - RELATED PARTY TRANSACTIONS AND NOTES PAYABLE - SHAREHOLDERS

All of the original common shares issued were "restricted" shares and not to be resold except in compliance with the provisions of Rule 144 promulgated by the Securities and Exchange Commission.

Various shareholders advanced funds to the Company on a short-term basis as needed. During 1997, shareholders advanced $516,500, of which $300,000 was converted to equity for 660,000 shares. The balances owed to the shareholders at December 31, 1997 and 1998 were $223,836 and $30,000 respectively. During 1999, the shareholders advanced $25,000 to the Company and converted the balance of $55,000 for 1,100,000 shares of common stock.
NOTE 3 - STOCKHOLDER TRANSACTIONS

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

NOTE 3 - STOCKHOLDER TRANSACTIONS (Continued)

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

NOTE 3 - STOCKHOLDER TRANSACTIONS (Continued)

In December 1998, an adjustment to Paid in Capital and retained earnings was necessary to remove the accumulated losses of the subsidiaries and the equity in those subsidiaries from the books of the Company to reflect a non-consolidated financial statement for the Company.

During 1999, a shareholder of the Company converted a $55,000 note payable for 1,100,000 shares of common stock, and received 240,000 shares of stock for $12,000 in expenses and services rendered to the Company.

NOTE 4 - GOING CONCERN

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

NOTE 5 - NOTES RECEIVABLE

In 1998, pursuant to the spin-off agreement wherein the Company distributed its interest in EPAT, Inc, a receivable from EPAT, Inc. of $96,554 exists. Because EPAT, Inc. currently has no liquid assets or operations, the collectability of this receivable is questionable. An allowance for doubtful collection of $48,277 has been established for the year ended December 31, 1998 and the remainder of the receivable was written off in 1999.

Pursuant to the Sale agreement wherein the Company sold 72% of it's interest in EWSI, a Note Receivable of $840,000 was received. The note accrues interest at 10%, and all principal and interest was due December 31, 1999. This note was written off to bad debt expense at December 31, 1999, due to the lack of collectability.