Form 10QSB
period 2000-03-31
EARTH PRODUCTS & TECHNOLOGIES INC
filed 2000-05-15
CIK 790024

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                 FORM 10-QSB


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2000
                        Commission File Number 33-3385


                    EARTH PRODUCTS AND TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)


          Nevada                                   87-0430816
   (State of incorporation)                     (I.R.S. Employer
                                                 Identification Number)

                              525 South 300 East
                         Salt Lake City, Utah  84111
                                (801) 323-2395
            (Address and telephone number of principal executive
                   officer and principal place of business)


                  ENVIRONMENTAL PLASMA ARC TECHNOLOGY, INC.
                (Former name, changed since 1998 10-K report)


    Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes [ X ]    No [   ]

     As of March 31, 2000, Earth Products and Technologies, Inc. had a total of 26,881,004 shares of common voting stock issued and outstanding.

                              TABLE OF CONTENTS


                        PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements                                          1

Item 2.  Management's Discussion and Analysis or Plan of Operations    8


                          PART II: OTHER INFORMATION

Item 2   Changes in Securities                                         9

Item 6.  Exhibits and Reports Filed on Form 8-K                        9

Signatures                                                             9

                        PART I: FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS



                    Earth Products and Technologies, Inc.

                             Financial Statements

                                March 31, 2000

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



                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Earth Products and Technologies, Inc.
Salt Lake City, Utah

We have reviewed the accompanying condensed balance sheet of Earth Products and Technologies, Inc. as of March 31, 2000 and the related condensed
statements of income and cash flows for the period then ended.   These
financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1999, and the related statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated March 27, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of March 31, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

The accompanying statements of operations and cash flows for the period ended March 31, 1999 were not audited by us and, accordingly, we do not express an opinion on them.

/s/ Crouch, Bierwolf & Chisholm

Crouch, Bierwolf & Chisholm
May 10, 2000

                    Earth Products and Technologies, Inc.
                                Balance Sheets

                                    ASSETS

                                                  March 31      December 31
                                                    2000           1999
                                                 ------------- -------------
                                                  (unaudited)
CURRENT ASSETS  (unaudited)

   Cash and Cash Equivalents                     $     12,731  $     13,168
                                                 ------------- -------------

     Total Current Assets                              12,731        13,168
                                                 ------------- -------------

     TOTAL ASSETS                                $     12,731  $     13,168
                                                 ------------- -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                              $          -  $        250
                                                 ------------- -------------

         Total Liabilities                                  -           250
                                                 ------------- -------------
STOCKHOLDERS' EQUITY

   Common stock, $.001 Par Value, Authorized
    50,000,000 Shares; issued and outstanding
    26,281,000 and 26,281,000 shares,
    respectively                                       26,281        26,281
   Additional Paid-In Capital                       3,866,126     3,866,126
   Retained earnings                               (3,879,676)   (3,879,489)
                                                 ------------- -------------

     Total Stockholders' Equity                        12,731        12,918
                                                 ------------- -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $     12,731  $     13,168
                                                 ============= =============

  The accompanying notes are an integral part of these financial statements.

                    Earth Products and Technologies, Inc.
                           Statements of Operations

                                              For the three   For the three
                                              months ended    months ended
                                              March 31        March 31
                                              2000            1999
                                              --------------- ---------------
SALES                                         $            -  $            -

COST OF GOODS SOLD                                         -               -
                                              --------------- ---------------
GROSS PROFIT                                               -               -

OPERATING EXPENSES
   General And Administrative Expenses                   186           1,407
                                              --------------- ---------------

TOTAL OPERATING EXPENSES                                 186           1,407
                                              --------------- ---------------

OPERATING INCOME (LOSS)                                 (186)         (1,407)
                                              --------------- ---------------
OTHER INCOME AND (EXPENSES)
   Interest Expense                                        -               -
                                              --------------- ---------------
     Total Other Income/(Expense)                          -               -
                                              --------------- ---------------

NET LOSS                                      $         (186) $       (1,407)
                                              =============== ===============

WEIGHTED AVERAGE LOSS PER SHARE               $         (.00) $         (.00)
                                              =============== ===============

WEIGHTED AVERAGE SHARES OUTSTANDING               26,281,000      26,281,000
                                              =============== ===============

  The accompanying notes are an integral part of these financial statements.

                    Earth Products and Technologies, Inc.
                           Statements of Cash Flows

                                                  For the Three For the Three
                                                  months ended  months ended
                                                  March 31      March 31
                                                  2000          1999
                                                  ------------- -------------
Cash Flows From Operating Activities

Net income (loss)                                 $       (186) $     (1,407)
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Used in Operating Activities:
Change in Assets and Liabilities
   Increase/(decrease) in:
   Accounts Payable                                       (250)            -
                                                  ------------- -------------

  Net Cash Provided (Used) by Operating Activities        (436)       (1,407)
                                                  ------------- -------------
Cash Flows from Investing Activities
  Cash paid for Notes Receivable                             -        (2,205)
                                                  ------------- -------------

  Net Cash Provided (Used) by Investing Activities           -        (2,205)
                                                  ------------- -------------
Cash Flows from Financing Activities

  Proceeds from debt financing                               -         2,000
                                                  ------------- -------------

  Net Cash Provided (Used) by Financing Activities           -         2,000
                                                  ------------- -------------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                        (436)       (1,612)
                                                  ------------- -------------
Cash and Cash Equivalents
  Beginning                                             13,167         2,483
                                                  ------------- -------------
  Ending                                          $     12,731  $        871
                                                  ============= =============

Supplemental Disclosures of Cash Flow Information:
  Cash payments for interest                      $          -  $          -
  Cash payments for income taxes                  $          -  $          -


Supplemental Schedule of Noncash Investing and Financing Activities

 Conversion of Debt to equity                     $          -  $          -



  The accompanying notes are an integral part of these financial statements.

                    Earth Products and Technologies, Inc.
                      Notes to the Financial Statements
                                March 31, 2000


GENERAL

Earth Products and Technologies, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2000 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the fiscal year ended December 31, 1999.

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

                        CROUCH, BIERWOLF & CHISHOLM
                        Certified Public Accountants
                        50 West Broadway, Suite 1150
                        Salt Lake City, Utah 84101
                           Office (801) 363-1175


                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

        We hereby consent to the use of our report, dated May 10, 2000, in this quarterly report on Form 10-Q for Earth Products and Technologies, Inc.


/s/ Crouch, Bierwolf & Chisholm

Crouch, Bierwolf & Chisholm
Salt Lake City, Utah
May 10, 2000

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

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operations.
------------------

     For the three months ended March 31, 2000 we have had no business operations and had no full time employees. Since our inception, we have funded our cash requirements through debt and equity transactions. These funds have been used for working capital, subsidiary acquisitions and development of technology. For the next twelve months we plan to seek, investigate and, if warranted, acquire one or more properties or businesses.

    As of March 31, 2000, we had $12,731 cash on hand with no liabilities. We have no material commitments for the next twelve months and management believes that our current cash needs can be met with the cash on hand and loans from management or shareholders for at least twelve months. However, should we obtain a business opportunity, it may be necessary to raise additional capital. This may be accomplished by selling our common stock or debt financing. If common stock is issued it will be issued pursuant to available exemptions provided by federal and state securities laws.

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

     Potential investors must recognize that because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired. Also, we intend to concentrate our acquisition efforts on properties or businesses that we believe to be undervalued or that we believe may realize a substantial benefit from being publicly owned. Investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

     It is emphasized that our management may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our management to complete acquisitions without submitting any proposal to the stockholders for their consideration.

                          PART II. OTHER INFORMATION


ITEM 2:  CHANGES IN SECURITIES

(c) On March 31, 2000 we issued 600,000 shares to PHI Mutual Ventures, LLC to convert a $30,000 note payable. The issuance of such shares was exempt from registration under the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Part I Exhibits.

Exhibit                 Description
--------                -----------

27                      Financial Data Schedule

(b)                     Reports on Form 8-K.

                        None

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report be signed on its behalf by the undersigned, duly authorized.

DATED this 12 day of May 2000.


EARTH PRODUCTS AND TECHNOLOGIES, INC.



    /s/ John W. Peters
By:_______________________________________
     John W. Peters, President and Director



    /s/ Anita Patterson
By ________________________________________
     Anita Patterson, Secretary/Treasurer, Director