Form 10QSB/A
period 2000-03-31
EARTH PRODUCTS & TECHNOLOGIES INC
filed 2000-08-01
CIK 790024

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                 FORM 10-QSB/A


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

     As of March 31, 2000, Earth Products and Technologies, Inc. had a total of 26,281,004 shares of common voting stock issued and outstanding.

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

DATED this 1st day of August, 2000.


EARTH PRODUCTS AND TECHNOLOGIES, INC.



    /s/ John W. Peters
By:_______________________________________
     John W. Peters, President and Director



    /s/ Anita Patterson
By ________________________________________
     Anita Patterson, Secretary/Treasurer, Director