Form 10QSB
period 2000-06-30
EARTH PRODUCTS & TECHNOLOGIES INC
filed 2000-08-02
CIK 790024

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                 FORM 10-QSB


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2000
                        Commission File Number 33-3385


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

     As of August 1, 2000, Earth Products and Technologies, Inc. had a total of 26,281,004 shares of common voting stock issued and outstanding.

                              TABLE OF CONTENTS



                        PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................3

Item 2.  Management's Discussion and Analysis or Plan of Operations........9


                          PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports Filed on Form 8-K............................10

Signatures.................................................................11

                        PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                    Earth Products and Technologies, Inc.
                        (A Development Stage Company)
                             Financial Statements
                                June 30, 2000

                    Earth Products and Technologies, Inc.
                        (A Development Stage Company)
                                Balance Sheets



                        ASSETS
                        ------

                                                     June 30,   December 31,
                                                        2000        1999
                                                  ------------- -------------
                                                    (Unaudited)
CURRENT ASSETS

Cash                                              $    549,972  $     13,168
                                                  ------------- -------------

  TOTAL ASSETS                                    $    549,972  $     13,168
                                                  ============= =============


         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES

Accounts Payable                                  $          -  $        250
                                                  ------------- -------------

  Total Liabilities                                          -           250
                                                  ------------- -------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000 shares
  authorized; 26,281,004 and 26,281,004 shares
  issued and outstanding, respectively                  26,281        26,281
Additional Paid-In Capital                           3,866,126     3,866,126
Retained Earnings                                   (3,342,435)   (3,879,489)
                                                  ------------- -------------

  Total Stockholders' Equity                           549,972        12,918
                                                  ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $    549,972  $     13,168
                                                  ============= =============

                    Earth Products and Technologies, Inc.
                        (A Development Stage Company)
                           Statement of Operations
                                 (Unaudited)



                                                                                 From
                                                                                 Inception on
                       For the three  For the three  For the six   For the six   February 10, 1986
                       months ended   months ended   months ended  months ended  Through
                       June 30, 2000  June 30, 1999  June 30, 2000 June 30, 1999 June 30, 2000
                       -------------- -------------- ------------- ------------- --------------
REVENUES               $           -  $           -  $          -  $          -  $      50,000
                       -------------- -------------- ------------- ------------- --------------
EXPENSES
  Selling Expenses                 -              -             -             -        109,489
  Depreciation &
    Amortization                   -              -             -             -         67,187
  Research &
    Development                    -              -             -             -        153,773
  General &
    Administrative            62,760          4,662        62,946         5,299      2,076,847
                       -------------- -------------- ------------- ------------- --------------

    TOTAL EXPENSES            62,760          4,662        62,946         5,299      2,407,296
                       -------------- -------------- ------------- ------------- --------------

OTHER INCOME(EXPENSE)
  Bad Debt                         -              -             -             -       (894,326)
  Collection of Bad
    Debt Previously
    Written Off              600,000              -       600,000             -        600,000
  Gain on Disposition
    of Debt                        -              -             -             -        103,284
  Interest Expense                 -              -             -             -        (94,008)
  Loss on Disposal of
    Assets                         -              -             -             -       (525,281)
  Discontinued
    Operations                     -              -             -             -       (689,191)
  Income Taxes                     -              -             -             -         (1,241)
  Minority Interest                -              -             -             -         89,595
                       -------------- -------------- ------------- ------------- --------------
    Total Other Income
     (Expense)               600,000              -       600,000             -     (1,411,168)
                       -------------- -------------- ------------- ------------- --------------

NET INCOME(LOSS)       $     537,240  $      (4,662) $    537,054  $     (5,299) $  (3,768,464)
                       ============== ============== ============= ============= ==============

WEIGHTED AVERAGE INCOME
 (LOSS) PER SHARE      $       0.020  $      (0.000) $      0.020  $     (0.000)
                       ============== ============== ============= =============

WEIGHTED AVERAGE SHARES
  OUTSTANDING             26,281,004     26,281,004    26,281,004    26,281,004
                       ============== ============== ============= =============




                     Earth Products and Technologies, Inc.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)

                                                                                From
                                                     For the six months ended   Inception on
                                                             June 30            February 10, 1986
                                                    --------------------------- Through
                                                        2000         1999       June 30, 2000
                                                    ------------- ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income(Loss)                                    $    537,054  $     (5,299) $  (3,768,464)
Adjustments to Reconcile Net Income(Loss) to
  Net Cash Provided(Used)in Operating Activities:
   Bad Debt                                                    -             -        894,326
   Depreciation & Amortization                                 -             -         93,309
   Loss on Disposal of Assets                                  -             -        246,997
   Stock Issued for Services                                   -             -        256,945
   Minority Interest                                           -             -        (89,595)
Change in Assets and Liabilities(Net of Effects
  of Purchase/Spin-Off of EWSI)
  (Increase) Decrease in:
   Accounts Receivable                                         -             -        (98,803)
   Inventory                                                   -             -         22,842
   Shareholder Advances                                        -             -          9,176
  Increase (Decrease) in:
   Accounts Payable and Accrued Expenses                    (250)       (1,622)       583,580
                                                    ------------- ------------- --------------

    Net Cash Provided(Used) by Operating Activities      536,804        (6,921)    (1,849,687)
                                                    ------------- ------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash Acquired(Spin-Off) in Acquisition of EWSI               -             -          6,241
  Payment for Notes Receivable                                 -        (4,399)        (6,049)
  Investment in Inventory                                      -             -       (381,143)
  Payment of Organization Costs                                -             -           (110)
  Purchase of Fixed Assets                                     -             -       (121,743)
  Cash Advanced to Subsidiary Prior to Acquisition             -             -       (200,000)
  Proceeds from Sale of Assets                                 -             -          1,970
                                                    ------------- ------------- --------------

    Net Cash Provided(Used) by Investing Activities            -        (4,399)      (700,834)
                                                    ------------- ------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Contribution by Stockholders                                 -             -        996,375
  Payment to Stockholders                                      -             -        (13,202)
  Proceeds from Issuance of Stock                              -        30,000      1,295,685
  Proceeds from Debt Financing                                 -             -      1,581,384
  Principal Payments of Debt Financing                         -       (18,000)      (759,749)
                                                    ------------- ------------- --------------

    Net Cash Provided(Used) by Financing Activities            -        12,000      3,100,493
                                                    ------------- ------------- --------------

Increase in Cash                                         536,804           680        549,972

Cash and Cash Equivalents at Beginning of Period          13,168         2,483              -
                                                    ------------- ------------- --------------

Cash and Cash Equivalents at End of Period          $    549,972  $      3,163  $     549,972
                                                    ============= ============= ==============


                     Earth Products and Technologies, Inc.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Paid for:
  Interest                                          $         -   $         -   $      19,972
                                                    ============= ============= ==============
  Income Taxes                                      $         -   $         -   $         502
                                                    ============= ============= ==============
Non Cash Financing Activities:
  Issuance of Stock in Settlement of Debt           $         -   $         -   $   1,446,858

                                                    ============= ============= ==============
  Capital Contributed by Shareholders               $          - $           - $      639,230
                                                    ============= ============= ==============


                Earth Products and Technologies, Inc.
                  Notes to the Financial Statements
                            June 30, 2000

GENERAL
-------

Earth Products and Technologies, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2000 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the fiscal year ended December 31, 1999.

Collection of Bad Debt
----------------------

During the three months ended June 30, 2000, $600,000 was received in a settlement with EWS Services, Inc. This settlement was for a note which was written off in a prior year.

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

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      For the six months ended June 30, 2000, we have had no business operations and had no full time employees. Since our inception, we have funded our cash requirements through debt and equity transactions. For the next twelve months we plan to seek, investigate and, if warranted, acquire one or more properties or businesses.

      As of June 30, 2000, we had $549,972 cash on hand with no liabilities. The cash on hand is primarily the result of our negotiation and settlement of the $840,000 debt owed to us by EWS Services, Inc. related to the sale of our
former subsidiary Environmental Water Systems, Inc.   EWS Services agreed to
pay $600,000 in settlement of the debt. We had written the note off in prior years as a bad debt.

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

                      PART II. OTHER INFORMATION


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Part I Exhibits.

      Exhibit              Description
      -------              -----------

        27                 Financial Data Schedule

(b)   Reports on Form 8-K.

        None

                              SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report be signed on its behalf by the undersigned, who are duly authorized.

      8/1/00
DATE ______________


EARTH PRODUCTS AND TECHNOLOGIES, INC.


      /s/ John W. Peters
By:_______________________________________________
     John W. Peters, President and Director



     /s/ Anita Patterson
By ________________________________________________
     Anita Patterson, Secretary/Treasurer, Director