Form 10QSB
period 2000-09-30
EARTH PRODUCTS & TECHNOLOGIES INC
filed 2000-11-13
CIK 790024

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                 FORM 10-QSB


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2000
                        Commission File Number 33-3385


                    EARTH PRODUCTS AND TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)


           Nevada                                  87-0430816
   (State of incorporation)                   (I.R.S. Employer
                                             Identification Number)

                              525 South 300 East
                         Salt Lake City, Utah  84111
                                (801) 323-2395
            (Address and telephone number of principal executive
                   offices and principal place of business)


     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes [ X ]     No [  ]

     As of October 23, 2000, Earth Products and Technologies, Inc. had a total of 27,381,004 shares of common stock issued and outstanding.

                              TABLE OF CONTENTS



                        PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................3

Item 2.  Management's Discussion and Analysis or Plan of Operations........10


                          PART II: OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.........................11

Item 6.  Exhibits and Reports Filed on Form 8-K............................11

Signatures.................................................................12

                        PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                   Earth Products and Technologies, Inc.
                       (A Development Stage Company)
                           Financial Statements
                            September 30, 2000

                    Earth Products and Technologies, Inc.
                        (A Development Stage Company)
                                Balance Sheets



                                    ASSETS

                                                  September 30, December 31,
                                                       2000         1999
                                                  ------------- -------------
                                                   (Unaudited)
CURRENT ASSETS

Cash                                              $     27,008  $     13,168
                                                  ------------- -------------

  TOTAL ASSETS                                    $     27,008  $     13,168
                                                  ============= =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable                                  $          -  $        250
                                                  ------------- -------------

  Total Liabilities                                          -           250
                                                  ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000 shares
  authorized; 27,381,004 and 26,281,004 shares
  issued and outstanding, respectively                  27,381        26,281
Additional Paid-In Capital                           3,927,026     3,866,126
Retained Earnings                                   (3,927,399)   (3,879,489)
                                                  ------------- -------------

  Total Stockholders' Equity                            27,008        12,918
                                                  ------------- -------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $     27,008  $     13,168
                                                  ============= =============

                    Earth Products and Technologies, Inc.
                        (A Development Stage Company)
                           Statement of Operations
                                (Unaudited)
                                                                                  From
                          For the three For the three For the nine  For the nine  Inception on months ended  months ended  months ended  months ended  February 10,1986
                          September 30, September 30, September 30, September 30, Through
                          2000          1999          2000          1999          September 30,2000
                          ------------- ------------- ------------- ------------- --------------
REVENUES                  $          -  $          -  $          -  $          -  $      50,000
                          ------------- ------------- ------------- ------------- --------------
EXPENSES
  Selling Expenses                   -             -             -             -        109,489
  Depreciation &
   Amortization                      -             -             -             -         67,187
  Research & Development             -             -             -             -        153,773
  General & Administrative     584,864           561       647,810         5,860      2,661,711
                          ------------- ------------- ------------- ------------- --------------

    TOTAL EXPENSES             584,864           561       647,810         5,860      2,992,160
                          ------------- ------------- ------------- ------------- --------------
OTHER INCOME(EXPENSE)
  Bad Debt                           -             -             -             -       (894,326)
  Collection of Bad Debt
   Previously Written Off            -             -       600,000             -        600,000
  Gain on Disposition
   of Debt                           -             -             -             -        103,284
  Interest Expense                   -             -             -             -        (94,008)
  Loss on Disposal
   of Assets                         -             -             -             -       (525,281)
  Discontinued Operations            -             -             -             -       (689,191)
  Income Taxes                    (100)            -          (100)            -         (1,341)
  Minority Interest                  -             -             -             -         89,595
                          ------------- ------------- ------------- ------------- --------------
    Total Other Income
      (Expense)                   (100)            -       599,900             -     (1,411,268)
                          ------------- ------------- ------------- ------------- --------------

NET INCOME(LOSS)          $   (584,964) $       (561) $    (47,910) $     (5,860) $  (4,353,428)
                          ============= ============= ============= ============= ==============

WEIGHTED AVERAGE INCOME
 (LOSS)PER SHARE          $     (0.022) $     (0.000) $     (0.002) $     (0.000)
                          ------------- ------------- ------------- -------------
WEIGHTED AVERAGE SHARES
  OUTSTANDING               27,067,671    26,281,004    26,294,413    26,281,004
                          ============= ============= ============= =============



                    Earth Products and Technologies, Inc.
                        (A Development Stage Company)
                           Statement of Cash Flows
                                 (Unaudited)
                                                                                  From
                                                     For the nine months ended    Inception on
                                                         September 30             February 10, 1986
                                                    ----------------------------- Through
                                                        2000           1999       September 30,2000
                                                    -------------- -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income(Loss)                                    $     (47,910) $      (5,860) $  (4,291,428)
Adjustments to Reconcile Net Income(Loss) to
  Net Cash Provided(Used) in Operating Actvities:
   Bad Debt                                                     -              -        894,326
   Depreciation & Amortization                                  -              -         93,309
   Loss on Disposal of Assets                                   -              -        246,997
   Stock Issued for Services                               62,000              -        318,945
   Minority Interest                                            -              -        (89,595)
Change in Assets and Liabilities(Net of Effects
  of Purchase/Spin-Off of EWSI)
  (Increase) Decrease in:
   Accounts Receivable                                          -              -        (98,803)
   Inventory                                                    -              -         22,842
   Shareholder Advances                                         -              -          9,176
  Increase (Decrease) in:
   Accounts Payable and Accrued Expenses                     (250)        (1,909)       583,580
                                                    -------------- -------------- --------------

    Net Cash Provided(Used) by Operating Activities        13,840         (7,769)    (2,310,651)
                                                    -------------- -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash Acquired(Spin-Off) in Acquisition of EWSI                -              -          6,241
  Payment for Notes Receivable                                  -        (16,049)        (6,049)
  Investment in Inventory                                       -              -       (381,143)
  Payment of Organization Costs                                 -              -           (110)
  Purchase of Fixed Assets                                      -              -       (121,743)
  Cash Advanced to Subsidiary Prior to Acquisition              -              -       (200,000)
  Proceeds from Sale of Assets                                  -              -          1,970
                                                    -------------- -------------- --------------

    Net Cash Provided(Used) by Investing Activities             -        (16,049)      (700,834)
                                                    -------------- -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Contribution by Stockholders                                  -              -        996,375
  Payment to Stockholders                                       -              -        (13,202)
  Proceeds from Issuance of Stock                               -         30,000      1,295,685
  Proceeds from Debt Financing                                  -         13,000      1,581,384
  Principal Payments of Debt Financing                          -        (18,000)      (759,749)
                                                    -------------- -------------- --------------

    Net Cash Provided(Used) by Financing Activities             -         25,000      3,100,493
                                                    -------------- -------------- --------------

Increase in Cash                                           13,840          1,182         89,008

Cash and Cash Equivalents at Beginning of Period           13,168          2,483              -
                                                    -------------- -------------- --------------

Cash and Cash Equivalents at End of Period          $      27,008  $       3,665  $      89,008
                                                    ============== ============== ==============

                    Earth Products and Technologies, Inc.
                        (A Development Stage Company)
                           Statement of Cash Flows
                                 (Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for:
  Interest                                           $          -  $           -  $      19,972
                                                    ============== ============== ==============
  Income Taxes                                       $          -  $           -  $         502
                                                    ============== ============== ==============
Non Cash Financing Activities:
  Issuance of Stock in Settlement of Debt            $          -  $           -  $   1,446,858
                                                    ============== ============== ==============
  Capital Contributed by Shareholders                $          -  $           -  $     639,230
                                                    ============== ============== ==============
  Issuance of Stock for Services                     $     62,000  $           -  $     318,945
                                                    ============== ============== ==============

               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 2000


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

UNAUDITED INFORMATION
---------------------

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

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

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     Since inception, we have had no revenues and have experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. As of September 30, 2000, we had an accumulated deficit of $3,927,399 with $27,008 cash on hand and no liabilities. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders.

     Our management intends to actively pursue business opportunities during the next twelve months. Currently, management has not identified a business opportunity. All risks inherent in new and inexperienced enterprises are inherent in our business. We have not made a formal study of the economic potential of any business. At the present, we have not identified any assets or business opportunities for acquisition.

     Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public". However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Earth Products.

     Potential investors must recognize that because of our limited capital available for investigation and management's limited experience in business analysis we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired. Also, we intend to concentrate our acquisition efforts on properties or businesses that we believe to be undervalued or that we believe may realize a substantial benefit from being publicly owned. Investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

     It is emphasized that our management may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our management to complete acquisitions without submitting any proposal to the stockholders for their consideration.

      Should a merger or acquisition prove unsuccessful, it is possible that we may decide not to pursue further acquisition activities and management may abandon its activities and our shares would become worthless.


                    PART II: OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     The following discussion describes all securities sold without registration by Earth Products for the nine month period ended September 30, 2000.

     On July 6, 2000 we issued 200,000 shares valued at $12,000 to The Oxford Group for investment banking services. We relied on an exemption from the registration requirements of the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.

     On July 9, 2000 we issued 300,000 shares valued at $20,000 to Principal Holdings, Inc. In consideration for investment banking services. We relied on an exemption from the registration requirements of the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.

     On August 9, 2000 we issued 600,000 shares valued at $30,000 to Columbia Financial Group for public relations consulting services provided by Columbia Financial Group. We relied on an exemption from the registration requirements of the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Part I Exhibits.

Exhibit             Description

  27                Financial Data Schedule

     (b)  Reports on Form 8-K.

      On September 5, 2000, we filed a current report on Form 8-K under Item 4 concerning the replacement of our auditor, Crouch, Bierwolf & Chisholm, with Chisholm & Associates. No financial statements were filed.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report be signed on its behalf by the undersigned, who are duly authorized.

           11/10/00
DATE __________________________


EARTH PRODUCTS AND TECHNOLOGIES, INC.


       /s/ John W. Peters
By:_______________________________________
     John W. Peters, President and Director