Form 10KSB
period 2000-12-31
EARTH PRODUCTS & TECHNOLOGIES INC
filed 2001-03-28
CIK 790024

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the fiscal year ended December 31, 2000

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
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   [x]

State issuer's revenue for it most recent fiscal year: None.

As of February 1, 2001 the registrant had 27,381,004 common shares outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date was $1,124,252.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format (check one):  Yes       No   X

                              TABLE OF CONTENTS

                                    PART I

Item 1.     Description of business.........................................3
Item 2.     Description of property........................................ 5
Item 3.     Legal proceedings ............................................. 5
Item 4.     Results of votes of security holders............................5

                                   PART II

Item 5.     Market for common equity and related stockholder matters....... 5
Item 6.     Plan of operation...............................................7
Item 7.     Financial statements........................................... 8
Item 8.     Changes in and disagreements with accountants on
              accounting and financial disclosure.......................... 8

                                   PART III

Item 9.     Directors, executive officers, compliance with Section
             16(a) of the Exchange Act......................................8
Item 10.    Executive compensation..........................................9
Item 11.    Security ownership of certain beneficial owners and management.10
Item 12.    Certain relationships and related transactions................ 10

                                   PART IV

Item 13.   Exhibits and reports on Form 8-K................................11

     In this annual report references to "Earth Products," "we," "us," and "our" refer to Earth Products and Technologies, Inc.

                          FORWARD LOOKING STATEMENTS

     This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Earth Products's control. These factors include but are not limited to economic conditions generally and in the industries in which Earth Products may participate; competition within Earth Product's chosen industry, including competition from much larger competitors; technological advances and failure by Earth Products to successfully develop business relationships. We have divested ourselves of all our operating activities and are now a development stage company.


                                    PART I

Item 1.   Description of Business.

(a)  Business Development.

     Earth Products was incorporated in the state of Nevada in 1986 under the name Mainstay Investments, Inc. In October 1997 we adopted our current name. In January 1997 we formed a wholly owned subsidiary, EPAT, Inc., a Delaware corporation, and acquired Environmental Water Systems, Inc., a Nevada corporation, in June 1997. We spun off EPAT Inc. in November of 1998 and we sold 77% of our interest in Environmental Water Systems, Inc in December of 1998. Accordingly, we have no operating activities and are now a development stage company.

(b)  Our Business.

     We are a "blank check" company and have had recurring operating losses for the past two fiscal years. Our independent auditors have expressed doubt that we can continue as a going concern unless we obtain financing to continue operations.

     Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity. Our acquisition of a business opportunity may be made by merger, exchange of stock, or otherwise. We have very limited sources of capital, and we probably will only be able to take advantage of one business opportunity. At the present time we have not identified any business opportunity that we plan to pursue, nor have we reached any preliminary or definitive agreements or understandings with any person concerning an acquisition or merger.

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

     Our search for a business opportunity will not be limited to any particular geographical area or industry, including both U.S. and international companies. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors. Our management believes that companies who desire a public market to enhance liquidity for current stockholders, or plan to acquire additional assets through issuance of securities rather than for cash will be potential merger or acquisition candidates.

     The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgement. There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our stockholders. Should a merger or acquisition prove unsuccessful, it is possible management may decide not to pursue further acquisition activities and management may abandon its activities and we may become dormant or be dissolved.

     Our activities are subject to several significant risks which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without consent, vote, or approval of our stockholders.

     It is possible that the range of business opportunities that might be available for consideration by us could be limited by impact of the SEC regulations regarding purchase and sale of "penny stock." Our common stock is thinly traded on the OTC Bulletin Board and we cannot assure that a market will develop or that a stockholder ever will be able to liquidate his investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by this Act to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

Investigation and Selection of Business Opportunities

     We anticipate that business opportunities will come to our attention from various sources, including our officers and directors, our stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, investment banking firms, venture capitalists, members of the financial community and others who may present unsolicited proposals. Management expects that prior personal and business relationships, and specifically, our relationship with The Oxford Group, an investment banking firm, may lead to contacts with these various sources.

     Our management will analyze the business opportunities, however, none of our management are professional business analysts. (See, Part II Item 9:
"Directors and Executive Officers.") Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. Management may rely on promoters or their affiliates, principal stockholders or associates to assist in the investigation and selection of business opportunities.

     Our management may also hire an outside consultant. Since our management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors. We have not established the criteria to be used in selecting such consultants or advisors, the service to be provided, the term of service, or the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash. In addition, there is a possibility that the amount of consultant fees may become a factor in negotiations related to a business opportunity.

     Certain conflicts of interest exist or may develop between us and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and management of other blank check reporting companies. They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to us. Both of our directors and officers are directors of other blank check companies with a structure and a business plan which is identical to ours and they may in the future be involved with other blank check companies. In the process of negotiations for an acquisition or merger or determination of consulting fees related to investigation of a business opportunity, our principal stockholders and management may consider their own personal pecuniary benefit or the interests of other blank check companies they are affiliated with rather than the best interests of our other stockholders.

     We presently do not foresee entering into a merger or acquisition transaction with any business with which our officers or directors are currently affiliated. We may acquire or merge with companies of which our management's affiliates or associates have a direct or indirect ownership interest. If we determine in the future that a transaction with an affiliate would be in our best interest we are permitted by Nevada law to enter into such a transaction if:

     (1) The material facts regarding the relationship or interest of the affiliate in the contract or transaction are disclosed or are known to the board of directors. The board authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

     (2) The material facts regarding the relationship or interest of the affiliate in the contract transaction are disclosed or are known to the stockholders entitled to vote on the transaction, and the contract or transaction is specifically approved by vote of the stockholders; or

     (3) The contract or transaction is fair to us at the time it is authorized, approved or ratified by the board of directors or the stockholders.

     A decision to participate in a specific business opportunity may be made upon our management's analysis of the quality of the business opportunity's management and personnel, the anticipated acceptability of its new products or marketing concept, the merit of its technological changes, the perceived benefit that it will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, we anticipate that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes.

     In our analysis of a business opportunity we anticipate that we will consider, among other things, the following factors:

     (1) Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

     (2) Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;

     (3) Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable our securities to qualify for listing on a exchange or on a national automated securities quotation system, such as NASDAQ.

     (4) Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

     (5)   The extent to which the business opportunity can be advanced;

     (6) Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

     (7) Strength and diversity of existing management, or management prospect that are scheduled for recruitment;

     (8) The cost of our participation as compared to the perceived tangible and intangible values and potential; and

     (9) The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

     No one of the factors described above will be controlling in the selection of a business opportunity. Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development. Thus, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex. Potential investors must recognize that, because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition

     We cannot predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our needs and desires and those of the promoters of the opportunity. The legal structure or method deemed by management to be suitable will be selected based upon our review and our relative negotiating strength. Such method may include, but is not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization. We may be required to merge, consolidate or reorganize with other corporations or forms of business organization. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a merger or reorganization transaction. As part of such a transaction, our existing directors may resign and new directors may be appointed without any vote by our stockholders.

     We likely will acquire our participation in a business opportunity through the issuance of common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that issuance of additional shares might also may be done simultaneously with a sale or transfer of shares representing a controlling interest by current principal stockholders.

Competition

     We expect to encounter substantial competition in our effort to locate attractive opportunities. Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities. We also will experience competition from other public "blank check" companies, many of which may have more funds available.

Employees

     We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. We will determine the need for employees based upon the specific business opportunity.


Item 2.    Description of Property.

     We do not own or lease any real property. We use office space free of charge in the office of our President, John Peters.

Item 3.    Legal Proceedings.

     We are not a party to any proceedings or threatened proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

     We have not submitted a matter to a vote of our stockholders during the fourth quarter of the year ended December 31, 2000.


                                    Part II

Item 5.    Market for Common Equity and Related Stockholder Matters.

a)    Market for Common Equity

      Our common stock is listed and thinly traded on the NASD OTC Bulletin Board under the symbol "EPAT." The following table represents the range of the high and low bid prices of our stock as reported by Nasdaq Trading and Market Services for each fiscal quarter for the last two fiscal years ending December 31, 2000. Such quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions. We have approximately 678 stockholders of record as of February 1, 2001. 1,416,104 common shares are unrestricted and the balance, 25,964,900, are restricted shares as that term is defined in Rule
144.  We do not have any options or warrants outstanding.

          Year          Quarter Ended          High          Low
          -----         ------------------    ----------     ------

          1999          March 31               $0.21         $0.13
                        June 30                 0.16          0.13
                        September 30            0.14          0.11
                        December 31             0.12          0.07

          2000          March 31               $0.23         $0.10
                        June 30                 0.16          0.11
                        September 30            0.12          0.11
                        December 31             0.12          0.06

     We have not paid any cash dividends on our outstanding shares of common stock, and no cash dividends are contemplated to be paid in the foreseeable future.

(b)  Recent Sales of Unregistered Securities

     We have not sold securities without registration during the fourth quarter of the year ended December 31, 2000.

Item 6.   Plan of Operations

     Since our inception, we have funded our cash requirements through loans and equity transactions. These funds have been used for working capital, subsidiary acquisitions and development of technology. As of the year ended December 31, 2000, we had $26,935 cash on hand and no total current liabilities. We did not record revenues for fiscal years 1999 or 2000. Total operating expenses for the 2000 fiscal year were $647,870 which was offset by miscellaneous income of $600,000. This miscellaneous income was the result of collection of a promissory note related to the sale of Environmental Water Systems, Inc. that we had written off as uncollectible in fiscal year 1999. This resulted in a net loss of $47,982 for the 2000 fiscal year.

     We have no commitments for capital expenditures for the next twelve months. During the next twelve months we believe that our current cash needs can be met by loans from our directors, officers and stockholders based on understandings we have with these individuals. We may repay these loans, costs of services and advancements with cash, if available, or we may convert them into common stock.

     Our reporting obligations involve considerable time, energy and professional fees. We will incur expenses due to the legal and accounting services required to prepare such reports and the costs of filing such reports with the Securities and Exchange Commission. Also, our management must expend time and effort to assist in the preparation and review of such reports. In the event we acquire a business opportunity we may incur additional expenses related to information statements we must provide to our stockholders which disclose that company's business operations, management and financial condition. In addition, the acquired or merged company will be subject to these same reporting obligations

     Our management intends to actively seek business opportunities during the next twelve months and if we obtain a business opportunity, it may be necessary to raise additional capital. This may be accomplished by selling our common stock.

Item 7.   Financial Statements.

     Our audited financial statements for the fiscal years ended December 31, 2000 and 1999 are attached hereto.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     As previously reported, we engaged Chisholm & Associates as our independent auditor on September 5, 2000.

                                   Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)  Directors and Executive Officers.

     Our executive officers and directors and their respective ages and positions are set forth below. Biographical information for each of those persons is also presented below. Our bylaws require three directors who serve until our next annual meeting or until each is succeeded by another qualified director. We currently have a vacant directorship. Our executive officers are chosen by our Board of Directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.

      Name                        Age         Position
      ----------------            -------     ------------------

      John W. Peters               49          President, Director
      Anita Patterson              34          Secretary/Treasurer, Director

     John W. Peters was appointed President and Director on June 9, 1997. Previously he served as our corporate Secretary/Treasurer since January 1997
and Operations Manager from1993 through 1995.   Since July 1999 he has been
the manager of Development Specialties, Inc. a property management company. Prior business experience includes President of Certified Environmental Laboratories, Inc. and Vice President of Sales and Marketing for Comco Communications Corp. in California. He is a director of Bingham Canyon Corporation and Skinovation Pharmaceutical, Inc., blank check reporting companies. Mr. Peters studied business administration at Long Beach Community College and California Polytechnic State University in San Louis Obispo, California.

     Anita Patterson was appointed as our Secretary/Treasurer on June 9, 1998 and has served as our Director since June of 1998. From 1996 to the present she has been employed by Mutual Ventures Corporation as a paralegal specializing in corporate law. In 1994 she received an Associate of Arts degree in the paralegal program from Phillips Junior College. She attended Weber State University during 1986 and 1987. She is a Director of Globalwise Investments, Inc., Skinovation Pharmaceutical, Inc. and Wings & Things, Inc., which are blank check reporting companies.

(b)  Compliance with Section 16(a) of the Exchange Act.

     We do not have a class of securities registered under the Securities Exchange Act of 1934, and, therefore, our officers, directors and holders of more than 10% of the outstanding shares of the Company are not subject to the provisions of Section 16(a).



Item 10.   Executive Compensation.

(a)  Executive Compensation.

     None of our named executive officers received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights from us during the past three fiscal years. No person acting in a capacity similar to a Chief Executive Officer received compensation during the 2000 fiscal year. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

     We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

(b)  Employment Agreements.

     None.

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth the beneficial ownership of our outstanding common stock of each person or group known by us to own beneficially more than 5% of our outstanding common stock; each of our executive officers; each of our directors; and all executive officers and directors as a group.

     Beneficial ownership is determined according to the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The inclusion of any shares as beneficially owned does not constitute an admission of beneficial ownership of those shares. The percentage of beneficial ownership is based on 27,381,004 shares of common stock outstanding as of February 1, 2001.

                                  MANAGEMENT

Name and                   Amount and Nature of      Percent of Outstanding
Address                    Beneficial Owner          Common Stock
-----------------------    -----------------------   ----------------------

John W. Peters                       100,000                  *
2554 West 4985 South
Taylorsville, Utah 84118

     * Less than 1%.


                          CERTAIN BENEFICIAL OWNERS


PHI Mutual Ventures, LLC.         11,774,075                43.0%
1993 Dewer Lane #1-254
Rock Springs, Wyoming 82901

Mutual Ventures Corporation        1,530,000                 5.6%
211 W.  Cottage Avenue
Sandy, Utah 84070


Item 12.  Certain Relationships and Related Transactions.

     We have not engaged in any transactions in excess of $60,000 during the past two years, nor do we propose to engage in any such transactions, involving our executive officers, directors, more than 5% stockholders or immediate family members of such persons.


Item 13.     Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     Exhibit No.     Description
     -----------     -----------

          3.1        Articles of Incorporation of Earth Products
                     (Incorporated by reference to exhibit 3.1 of Form S-18 registration statement, File No. 33-3385-LA.)

          3.2 By-laws of Earth Products (Incorporated by reference to exhibit 3.2 of Form S-18 registration statement, File No. 33-3385-LA.)

(b)   Reports on Form 8-K

      On September 5, 2000 we filed an 8-K under Item 4 regarding the engagement of Chisholm & Associates as our independent auditors.

                                  SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, who are duly authorized.

                              EARTH PRODUCTS AND TECHNOLOGIES, INC.



           3/27/01                  /s/ John W. Peters
Date:  ______________          By:_________________________________________
                                        John W. Peters, President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

          3/27/01                   /s/ Anita Patterson
Date:  ______________          By: ________________________________________
                                    Anita Patterson, Secretary/Treasurer and
                                    Director

                    EARTH PRODUCTS AND TECHNOLOGIES, INC.

                        (A Development Stage Company)

                             Financial Statements

                          December 31, 2000 and 1999

                                   CONTENTS


Independent Auditor's Report..............................................3

Balance Sheets ...........................................................4

Statements of Operations .................................................6

Statements of Stockholders' Equity .......................................7

Statement of Cash Flows..................................................11

Notes to the Financial Statements........................................14

                            CHISHOLM & ASSOCIATES
                         Certified Public Accountants
                                P.O. Box 540216           Office (801)292-8756
                         North Salt Lake, Utah 84054      FAX (801) 292-8809

------------------------------------------------------------------------------



                         INDEPENDENT AUDITOR'S REPORT

Board of Directors
Earth Products and Technologies, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheets of Earth Products and Technologies, Inc., (A Development Stage Company), as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and from inception on February 10, 1986 to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Earth Products and Technologies, Inc., (A Development Stage Company), as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended and from inception on February 10, 1986 to December 31, 2000 in conformity with generally accepted accounting principles.

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

/s/ Chisholm & Associates

Salt Lake City, Utah
January 26, 2000

                    Earth Products and Technologies, Inc.
                        (A Development Stage Company)
                                Balance Sheets

                                    ASSETS
                                    ------

                                                           December 31,
                                                  ---------------------------
                                                        2000          1999
                                                  -------------- ------------
CURRENT ASSETS
   Cash                                           $      26,935  $    13,167
                                                  -------------- ------------

    Total Current Assets                                 26,935       13,167
                                                  -------------- ------------

         TOTAL ASSETS                             $      26,935  $    13,167
                                                  ============== ============




  The accompanying notes are an integral part of these financial statements.

                    Earth Products and Technologies, Inc.
                        (A Development Stage Company)
                                Balance Sheets



                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ----------------------------------------------

                                                           December 31,
                                                  ---------------------------
                                                        2000          1999
                                                  -------------- ------------
CURRENT LIABILITIES
   Accounts payable                               $           -  $       250
                                                  -------------- ------------

   Total Current Liabilities                                  -          250
                                                  -------------- ------------


STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value; 50,000,000
     shares authorized, 27,381,004 and 26,281,004
     shares issued and outstanding, respectively         27,381       26,281
Additional paid-in capital                            3,927,026    3,866,126
Deficit accumulated during the development stage     (3,927,472)  (3,879,490)
                                                  -------------- ------------

    Total Stockholders' Equity                           26,935       12,917
                                                  -------------- ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $      26,935  $    13,167
                                                  ============== ============




  The accompanying notes are an integral part of these financial statements.

                    Earth Products and Technologies, Inc.
                         (A Development Stage Company)
                           Statements of Operations


                                                               From Inception
                                                               On February 10,
                                          For the Years        1986 to
                                        Ended December 31,     December 31,
                                       2000          1999      2000
                                   ------------- ------------- --------------
REVENUE
Revenue                            $          -  $          -  $      50,000
Cost of goods sold                            -             -
                                   ------------- ------------- --------------
   Gross Profit                               -             -         50,000
                                   ------------- ------------- --------------

EXPENSES
   Selling expense                            -             -        109,489
   Depreciation and amortization              -        26,728         67,187
   Research and development                   -             -        153,773
   General and administrative           647,870        18,408      2,661,771
                                   ------------- ------------- --------------

       Total Expenses                   647,870        45,136      2,992,220
                                   ------------- ------------- --------------

OPERATING LOSS                         (647,870)      (45,136)    (2,942,220)
                                   ------------- ------------- --------------
OTHER INCOME (EXPENSE)
   Bad debt                                   -      (894,326)      (894,326)
   Bad debt recovery                    600,000             -        600,000
   Gain on disposition of debt
      (Note 2)                                -             -        103,284
   Interest Expense                           -             -        (94,008)
   Loss on disposal of assets                 -             -       (525,281)
   Discontinued operations                    -             -       (689,191)
   Income taxes                            (112)         (200)        (1,353)
   Minority interest                          -             -         89,595
                                   ------------- ------------- --------------

       Total Other Income(Expense)      599,888      (894,526)    (1,411,280)
                                   ------------- ------------- --------------

NET LOSS                           $    (47,982) $   (939,662) $  (4,353,500)
                                   ============= ============= ==============

WEIGHTED AVERAGE LOSS PER SHARE    $      (0.00) $      (0.04) $       (0.17)
                                   ============= ============= ==============

WEIGHTED AVERAGE SHARES OUTSTANDING  26,687,671    25,662,671     26,300,552
                                   ============= ============= ==============







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



                     Earth Products and Technologies, Inc.
                         (A Development Stage Company)
                      Statements of Stockholders' Equity


                                                                     Deficit
                                                                     Accumulated
                                     Common Stock      Additional    During the
                                 --------------------- Paid-in       Development   Treasury     Minority
                                 Shares     Amount     Capital       Stage         Stock        Interest
                                 ---------- ---------- ------------- ------------- ------------ ------------
Balance, December 31, 1997        7,287,004     7,287     2,824,319    (2,641,386)           -      (59,513)

Shares issued for services
   at $.10 per share                975,000       975        96,525             -            -            -

Shares issued for conversion
   of notes                       5,000,000     5,000       434,500             -            -            -

Shares issued in lieu of payment
   for insurance coverage           250,000       250        24,885             -            -            -

Shares issued for services
   at $.25 per share                 20,000        20         4,980             -            -            -

Shares issued for cash at
   $.50 per share                   409,000       409       204,091             -            -            -

Shares issued for cash at
   $.01 per share (Note 5)       11,000,000    11,000        99,000             -            -            -

Spin-off of Subsidiary
   adjustment                             -         -       112,166       426,028            -       89,595

Net loss for the year ended
   December 31, 1998                      -         -             -      (724,470)           -      (30,082)
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance, December 31, 1998       24,941,004    24,941     3,800,466    (2,939,828)           -            -

Shares issued for conversion
   of Notes Payable               1,100,000     1,100        53,900             -            -            -

Shares issued for expenses and
   services valued at $12,000       240,000       240        11,760             -            -            -

Net loss for the year ended
   December 31, 1999                      -         -             -      (939,662)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance, December 31, 1999       26,281,004    26,281     3,866,126    (3,879,490)           -            -





  The accompanying notes are an integral part of these financial statements.

                                      11


                     Earth Products and Technologies, Inc.
                         (A Development Stage Company)
                      Statements of Stockholders' Equity

                                                                     Deficit
                                                                     Accumulated
                                     Common Stock      Additional    During the
                                 --------------------- Paid-in       Development   Treasury     Minority
                                 Shares     Amount     Capital       Stage         Stock        Interest
                                 ---------- ---------- ------------- ------------- ------------ ------------
Balance, December 31, 1999       26,281,004    26,281     3,866,126    (3,879,490)           -            -

Shares issued for services
   at $.06 per share                 20,000       200        11,800             -            -            -

Shares issued for services
   at $.067 per share               300,000       300        19,700             -            -            -

Shares issued for services
   at $.05 per share                600,000       600        29,400             -            -            -

Net loss for the year ended
   December 31, 2000                      -         -             -       (47,982)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance, December 31, 2000       27,381,004 $  27,381  $  3,927,026  $  3,927,472            -            -
                                 ========== ========== ============= ============= ============ ============





  The accompanying notes are an integral part of these financial statements.



                Earth Products and Technologies, Inc.
                     (A Development Stage Company)
                       Statement of Cash Flows


                                                               From Inception
                                                               On February 10,
                                        For the Years Ended    1986 to
                                            December 31,       December 31,
                                          2000       1999      2000
                                    ------------- ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Loss From Operations          $    (47,982) $  (939,662) $ (4,353,500)

Adjustments to Reconcile
 Net Cash Provided by Operating
 Activities:
   Bad Debt                                    -      894,326       894,326
   Depreciation and amortization               -       26,728        93,309
   Loss on disposal of assets                  -            -       350,281
   Gain on disposition of assets               -            -      (103,284)
   Common stock issued for
     services rendered                    62,000       12,000       318,945
   Minority Interest                           -            -       (89,595)
Changes in operating assets and
 liabilities: (Net of effects of
 purchase/Spin-off of EWSI)
   (Increase) Decrease in:
      Accounts receivable                      -            -       (98,803)
      Inventory                                -            -        22,842
   Decrease in shareholder advances            -            -         9,176
   Increase (decrease) in accounts
    payable, accrued expenses and
    payroll taxes                           (250)      (1,659)      583,579
                                    ------------- ------------ -------------
Net Cash Used by Operating
  Activities                        $     13,768  $    (8,267) $ (2,372,724)
                                    ------------- ------------ -------------



The accompanying notes are an integral part of these financial statements.

                Earth Products and Technologies, Inc.
                     (A Development Stage Company)
                  Statement of Cash Flows (continued)


                                                               From Inception
                                                               On February 10,
                                        For the Years Ended    1986 to
                                            December 31,       December 31,
                                          2000       1999      2000
                                    ------------- ------------ -------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Cash acquired/(spun-off) in
    acquisition of EWSI                        -            -         6,241
   Cash advanced on note receivable            -       (6,049)       (6,049)
   Investment in inventory                     -            -      (381,143)
   Purchase of fixed assets                    -            -      (121,743)
   Payment of organization costs               -            -          (110)
   Cash advanced to subsidiary prior
      to acquistion                            -            -      (200,000)
   Cash from sale of assets                    -            -         1,970
                                    ------------- ------------ -------------
Net Cash Used by Investing
  Activities                        $          -  $    (6,049) $   (700,834)
                                    ------------- ------------ -------------




The accompanying notes are an integral part of these financial statements.

                Earth Products and Technologies, Inc.
                     (A Development Stage Company)
                  Statement of Cash Flows (continued)



                                                               From Inception
                                                               On February 10,
                                        For the Years Ended    1986 to
                                            December 31,       December 31,
                                          2000       1999      2000
                                    ------------- ------------ -------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Contribution by stockholders                -            -       996,375
   Payment to stockholder                      -            -       (13,202)
   Sale of common stock                        -            -     1,295,685
   Cash received from debt financing           -       25,000     1,581,384
   Cash paid on debt financing                 -            -      (759,749)
                                    ------------- ------------ -------------
Net Cash Provided from Financing
   Activities                                  -       25,000     3,100,493
                                    ------------- ------------ -------------

NET INCREASE (DECREASE) IN CASH                -       10,684        26,935

CASH AT BEGINNING OF PERIOD               13,167        2,483             -
                                    ------------- ------------ -------------

CASH AT ENDING OF PERIOD            $          -  $    13,167  $     26,935
                                    ============= ============ =============


SUPPLEMENTAL CASH FLOW INFORMATION

   CASH PAID FOR
     Interest                       $          -  $         -  $     19,972
     Income taxes                   $          -  $       200  $      1,353

  NON CASH FINANCING ACTIVITIES
     Issuance of stock in
       settlement of debt           $          -  $    55,000  $  1,446,858
     Capital contributed by
       shareholders                 $          -  $         -  $    639,230
     Issuance of stock for services $     62,000  $    12,000  $    318,945

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

                Earth Products and Technologies, Inc.
                    (A Development Stage Company)
                  Notes to the Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


     c.     Income Taxes

     No federal income taxes have been accrued due to net operating losses in each year presented. The Company has net operating loss carryforwards of approximately $4,353,500 which begin to expire in 2007 through 2014. No tax benefit has been reported in the financial statements for the net operating loss carryforward because of the uncertainty the Company believes there is a 50% or greater chance the carryforward will expire unused. The valuation allowance of the losses carryforwards offsets any potential tax benefit. These NOL's may also be limited to use due to the change in ownership.

     Deferred tax assets and the valuation account is as follows at December 31, 2000 and 1999:

                                                   December 31,
                                                2000            1999
                                           --------------- --------------
Deferred tax asset:
  NOL Carryforward                         $    1,306,050  $   1,291,655
  Valuation Allowance                          (1,306,050)    (1,291,655)
                                           --------------- --------------
Total                                      $            -  $           -
                                           =============== ==============

     d.     Estimates

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

     e.     Goodwill

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


     f.     Earnings (Loss) Per Share

     The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Fully diluted earnings per share has not been presented because it is anti-dilutive.



                                       Income (loss)  Shares        Per-Share
                                       (Numerator)    (Denominator) Amount
                                       -------------- ------------- ---------
For the year ended December 31, 2000
  Income (loss) from operations        $     (47,982)
                                       ==============
  Basic EPS
  Income (loss) to common stockholders $     (47,982)   26,687,671  $  (0.00)
                                       ============== ============= ==========
For the year ended December 31, 1999
  Income (loss) from operations        $    (939,662)
                                       ==============
  Basic EPS
  Income (loss) to common stockholders $    (939,662)   25,662,671  $  (0.04)
                                       ============== ============= ==========
For the year ended December 31, 1998
  Income (loss) from operations        $  (4,353,500)
                                       ==============
  Basic EPS
  Income (loss) to common stockholders $  (4,353,500)   26,300,552  $  (0.17)
                                       ============== ============= ==========

     g.     Fair Value of Financial Instruments

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

     During 2000, the Company issued 1,100,000 shares for services valued at $62,000.


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

NOTE 5 - NOTES RECEIVABLE

     In 1998, pursuant to the spin-off agreement wherein the Company distributed its interest in EPAT, Inc, a receivable from EPAT, Inc. of $96,554 existed. Because EPAT, Inc. had no liquid assets or operations, the collectability of this receivable was questionable. An allowance for doubtful collection of $48,277 had been established for the year ended December 31, 1998 and the remainder of the receivable was written off in 1999.

     Pursuant to the Sale agreement wherein the Company sold 72% of it's interest in EWSI, a Note Receivable of $840,000 was received. The note accrued interest at 10%, and all principal and interest was due December 31, 1999. This note was written off to bad debt expense at December 31, 1999, due to the lack of collectability.

     In 2000, $600,000 was collected on the note and recorded as bad debt recovery.