Form 10QSB
period 2001-03-31
EARTH PRODUCTS & TECHNOLOGIES INC
filed 2001-05-02
CIK 790024

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                 FORM 10-QSB


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2001
                       Commission File Number 33-3385LA


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

     As of April 27, 2001, Earth Products and Technologies, Inc. had a total of 27,381,004 shares of common stock issued and outstanding.

                        PART I: FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS





                     Earth Products & Technologies, Inc.

                        (A Development Stage Company)

                             Financial Statements

                                March 31, 2001

                     Earth Products & Technologies, Inc.
                        (A Development Stage Company)
                                Balance Sheets



                                    ASSETS
                                                      March 31,   December 31,
                                                        2001         2000
                                                  -------------- -------------
                                                    (Unaudited)
CURRENT ASSETS

Cash                                              $      26,663  $     26,935
                                                  -------------- -------------

  TOTAL ASSETS                                    $      26,663  $     26,935
                                                  ============== =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                               $           -  $          -
                                                  -------------- -------------

  Total Liabilities                                           -             -
                                                  -------------- -------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000 shares
  authorized; 27,381,004 issued and outstanding          27,381        27,381
Additional Paid in Capital                            3,927,026     3,927,026
Deficit Accumulated During the Development Stage     (3,927,744)   (3,927,472)
                                                  -------------- -------------

  Total Stockholders' Equity                             26,663        26,935
                                                  -------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $      26,663  $     26,935
                                                  ============== =============

                     Earth Products & Technologies, Inc.
                        (A Development Stage Company)
                           Statement of Operations
                                 (Unaudited)

                                                             From
                                                             Inception on
                               For the three  For the three  February 10, 1986
                               months ended   months ended   Through
                               March 31, 2001 March 31, 2000 March 31, 2001
                               -------------- -------------- --------------

REVENUES                       $           -  $           -  $      50,000
                               -------------- -------------- --------------
EXPENSES
  Selling Expenses                         -              -        109,489
  Depreciation & Amortization              -              -         67,187
  Research & Development                   -              -        153,773
  General & Administrative               272            186      2,662,043
                               -------------- -------------- --------------

    TOTAL EXPENSES                       272            186      2,992,492
                               -------------- -------------- --------------

OPERATING LOSS                          (272)          (186)    (2,942,492)
                               -------------- -------------- --------------
OTHER INCOME (LOSS)
  Bad Debt                                 -              -       (894,326)
  Bad Debt Recovery                        -              -        600,000
  Gain on Disposition of Debt              -              -        103,284
  Interest Expense                         -              -        (94,008)
  Loss on Disposal of Assets               -              -       (525,281)
  Discontinued Operations                  -              -       (689,191)
  Income Taxes                             -              -         (1,353)
  Minority Interest                        -              -         89,595
                               -------------- -------------- --------------
     TOTAL OTHER INCOME                    -              -     (1,411,280)


NET INCOME(LOSS)               $        (272) $        (186) $  (4,353,772)
                               ============== ============== ==============

NET LOSS PER SHARE             $          (0) $          (0) $       (0.17)
                               ============== ============== ==============
WEIGHTED AVERAGE
  SHARES OUTSTANDING              27,381,004     26,281,000     26,318,560
                               ============== ============== ==============

                     Earth Products & Technologies, Inc.
                        (A Development Stage Company)
                           Statement of Cash Flows
                                 (Unaudited)

                                                                From
                                                                Inception on
                                    For the three months ended  February 10,
                                             March 31           1986 Through
                                           2001       2000      March 31, 2001
                                    ------------- ------------- -------------
Cash Flows from Operating Activities

  Net Loss                          $       (272) $       (186) $ (4,353,772)
Adjustments to Reconcile Net Cash
 Provided by Operating Activities:
   Bad Debt                                    -             -       894,326
   Depreciation and Amortization               -             -        93,309
   Loss on Disposal of Assets                  -             -       350,281
   Gain on Disposition of Assets               -             -      (103,284)
   Common Stock Issued for Services            -             -       318,945
   Minority Interest                           -             -       (89,595)
Changes in Operating Assets and
 Liabilities: (Net of Effects of
 Purchase/Spin-Off of EWSI)
  (Increase) Decrease in:
    Accounts Receivable                        -             -       (98,803)
    Inventory                                  -             -        22,842
  Decrease in Shareholder Advances             -             -         9,176
  Increase (Decrease) in Accounts
    Payable and Accruals                       -          (250)      583,579
                                    ------------- ------------- -------------
  Net Cash Provided(Used) by
   Operating Activities                     (272)         (436)   (2,372,996)
                                    ------------- ------------- -------------
Cash Flows from Investing Activities

  Cash Acquired/(Spun-Off)
   in Acquisition of EWSI                      -             -         6,241
  Cash Advanced on Note Receivable             -             -        (6,049)
  Investment in Inventory                      -             -      (381,143)
  Purchase of Fixed Assets                     -             -      (121,743)
  Payment of Organization Costs                -             -          (110)
  Cash Advanced to Subsidiary Prior
    to Acquisition                             -             -      (200,000)
  Cash from Sale of Assets                     -             -         1,970
                                    ------------- ------------- -------------
  Net Cash Provided(Used) by
   Investing Activities                        -             -      (700,834)
                                    ------------- ------------- -------------
Cash Flows from Financing Activities
  Contribution by Stockholders                 -             -       996,375
  Payment to Stockholder                       -             -       (13,202)
  Sale of Common Stock                         -             -     1,295,685
  Cash Received from Debt Financing            -             -     1,581,384
  Cash Paid on Debt Financing                  -             -      (759,749)
                                    ------------- ------------- -------------
  Net Cash Provided(Used) by
   Financing Activities                        -             -     3,100,493
                                    ------------- ------------- -------------

                     Earth Products & Technologies, Inc.
                        (A Development Stage Company)
                           Statement of Cash Flows
                                 (Unaudited)

                                                                From
                                                                Inception on
                                    For the three months ended  February 10,
                                             March 31           1986 Through
                                           2001       2000      March 31, 2001
                                    ------------- ------------- -------------

Increase (Decrease) in Cash                 (272)         (436)       26,663
                                    ------------- ------------- -------------
Cash and Cash Equivalents at
  Beginning of Period                     26,935        13,167             -
                                    ------------- ------------- -------------
Cash and Cash Equivalents at
  End of Period                     $     26,663  $     12,731  $     26,663
                                    ============= ============= =============



Supplemental Cash Flow Information:

Cash Paid For:
  Interest                          $          -  $          -  $     19,972
  Income Taxes                      $          -  $          -  $      1,353

Non Cash Financing Activities
  Issuance of Stock in Settlement
    of Debt                         $          -  $          -  $  1,446,858
  Capital Contributed by
    Shareholders                    $          -  $          -  $    639,230
  Issuance of Stock for Services    $          -  $          -  $    318,945

                     Earth Products & Technologies, Inc.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                                March 31, 2001



GENERAL
-------

Earth Products & Technologies, Inc.(the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2000.

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

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     Since inception, we have had no revenues and have experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. As of March 31, 2001 we had an accumulated deficit of $3,927,744 with $26,663 cash on hand and no liabilities. We have no material commitments for capital expenditures for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders. However, these persons are not obligated to provide funding.

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

                          PART II: OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

3.1 Articles of Incorporation of Earth Products (Incorporated by reference to exhibit 3.1 of Form S-18 registration statement, File No. 33-3385-LA.)

3.2 By-laws of Earth Products (Incorporated by reference to exhibit 3.2 of Form S-18 registration statement, File No. 33-3385-LA.)

(b)  Reports on Form 8-K.

     None.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         5-1-01
DATE _________________     EARTH PRODUCTS AND TECHNOLOGIES, INC.


                                /s/ John W. Peters
                           By:_______________________________________
                               John W. Peters, President and Director