Form 10QSB
period 2001-06-30
EARTH PRODUCTS & TECHNOLOGIES INC
filed 2001-07-26
CIK 790024

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For Quarter Ended: June 30, 2001

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                      Commission File Number 33-3385-LA


                     EARTH PRODUCTS & TECHNOLOGIES, INC.
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


     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]      No [  ]

     As of July 20, 2001, Earth Products & Technologies, Inc. had a total of 27,381,004 shares of common voting stock issued and outstanding.

                        PART I: FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

      The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2001 and 2000 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six months ended June 30, 2001, are not necessarily indicative of results to be expected for any subsequent period.

                     Earth Products & Technologies, Inc.

                        (A Development Stage Company)

                             Financial Statements

                                June 30, 2001

                     Earth Products & Technologies, Inc.
                        (A Development Stage Company)
                                Balance Sheets



                                    ASSETS
                                                    June 30,     December 31,
                                                    2001         2000
                                                    ------------ ------------
                                                    (Unaudited)
CURRENT ASSETS

Cash                                                $    24,840  $    26,935
                                                    ------------ ------------

  TOTAL ASSETS                                      $    24,840  $    26,935
                                                    ============ ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                                 $         -  $         -
                                                    ------------ ------------

  Total Liabilities                                           -            -
                                                    ------------ ------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000 shares
  authorized; 27,381,004 issued and outstanding          27,381       27,381
Additional Paid in Capital                            3,927,026    3,927,026
Deficit Accumulated During the Development Stage     (3,929,567)  (3,927,472)
                                                    ------------ ------------

  Total Stockholders' Equity                             24,840       26,935
                                                    ------------ ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    24,840  $    26,935
                                                    ============ ============

                     Earth Products & Technologies, Inc.
                        (A Development Stage Company)
                           Statement of Operations
                                 (Unaudited)



                                                                                           From
                               For the        For the        For the        For the        Inception on
                               three months   three months   six months     six months     February 10, 1986
                               ended June 30, ended June 30, ended June 30, ended June 30, to June 30,
                               2001           2000           2001           2000           2001
                               -------------- -------------- -------------- -------------- --------------
REVENUES                       $           -  $           -  $           -  $           -  $      50,000
                               -------------- -------------- -------------- -------------- --------------
EXPENSES
  Selling Expenses                         -              -              -              -        109,489
  Depreciation & Amortization              -              -              -              -         67,187
  Research & Development                   -              -              -              -        153,773
  General & Administrative             1,823         62,760          2,095         62,946      2,663,866
                               -------------- -------------- -------------- -------------- --------------

    TOTAL EXPENSES                     1,823         62,760          2,095         62,946      2,994,315
                               -------------- -------------- -------------- -------------- --------------

OPERATING LOSS                        (1,823)       (62,760)        (2,095)       (62,946)    (2,944,315)
                               -------------- -------------- -------------- -------------- --------------

OTHER INCOME (EXPENSE)
  Bad Debt                                 -              -              -              -       (894,326)
  Bad Debt Collected
   Previously Written Off                  -        600,000              -        600,000        600,000
  Gain on Disposition of Debt              -              -              -              -        103,284
  Interest Expense                         -              -              -              -        (94,008)
  Loss on Disposal of Assets               -              -              -              -       (525,281)
  Discontinued Operations                  -              -              -              -       (689,191)
  Income Taxes                             -              -              -              -         (1,353)
  Minority Interest                        -              -              -              -         89,595
                               -------------- -------------- -------------- -------------- --------------

   TOTAL OTHER INCOME (EXPENSE)            -        600,000              -        600,000     (1,411,280)
                               -------------- -------------- -------------- -------------- --------------

NET INCOME(LOSS)               $      (1,823) $     537,240  $      (2,095) $     537,054  $  (4,355,595)
                               ============== ============== ============== ============== ==============

NET LOSS PER SHARE             $       (0.00) $        0.02  $       (0.00) $        0.02  $       (0.17)
                               ============== ============== ============== ============== ==============
WEIGHTED AVERAGE
  SHARES OUTSTANDING              27,381,004     26,281,004     27,381,004     26,281,004     26,306,883
                               ============== ============== ============== ============== ==============




                    Earth Products & Technologies, Inc.
                       (A Development Stage Company)
                          Statement of Cash Flows
                                (Unaudited)

                                                                                 From
                                                                                 Inception on
                                                      For the six months ended   February 10, 1986
                                                              June 30,           Through
                                                          2001         2000      June 30,2001
                                                     ------------- ------------- ----------------
Cash Flows from Operating Activities

  Net Income (Loss)                                  $     (2,095) $    537,054  $    (4,355,595)
Adjustments to Reconcile Net Cash Provided by
 Operating Activities:
  Bad Debt                                                      -             -          894,326
  Depreciation and Amortization                                 -             -           93,309
  Loss on Disposal of Assets                                    -             -          350,281
  Gain on Disposition of Assets                                 -             -         (103,284)
  Common Stock Issued for Services                              -             -          318,945
  Minority Interest                                             -             -          (89,595)
Changes in Operating Assets and Liabilities: (Net of
 Effects of Purchase/Spin-Off of EWSI)
  (Increase) Decrease in:
    Accounts Receivable                                         -             -          (98,803)
    Inventory                                                   -             -           22,842
  Decrease in Shareholder Advances                              -             -            9,176
  Increase (Decrease) in Accounts Payable and Accruals          -          (250)         583,579
                                                     ------------- ------------- ----------------

  Net Cash Provided(Used) by Operating Activities          (2,095)      536,804       (2,374,819)
                                                     ------------- ------------- ----------------
Cash Flows from Investing Activities

  Cash Acquired/(Spun-Off) in Acquisition of EWSI               -             -            6,241
  Cash Advanced on Note Receivable                              -             -           (6,049)
  Investment in Inventory                                       -             -         (381,143)
  Purchase of Fixed Assets                                      -             -         (121,743)
  Payment of Organization Costs                                 -             -             (110)
  Cash Advanced to Subsidiary Prior to Acquisition              -             -         (200,000)
  Cash from Sale of Assets                                      -             -            1,970
                                                     ------------- ------------- ----------------

  Net Cash Provided(Used) by Investing Activities               -             -         (700,834)
                                                     ------------- ------------- ----------------
Cash Flows from Financing Activities
  Contribution by Stockholders                                  -             -          996,375
  Payment to Stockholder                                        -             -          (13,202)
  Sale of Common Stock                                          -             -        1,295,685
  Cash Received from Debt Financing                             -             -        1,581,384
  Cash Paid on Debt Financing                                   -             -         (759,749)
                                                     ------------- ------------- ----------------
  Net Cash Provided(Used) by Financing Activities               -             -        3,100,493
                                                     ------------- ------------- ----------------



                    Earth Products & Technologies, Inc.
                       (A Development Stage Company)
                          Statement of Cash Flows
                                (Unaudited)

                                                                                 From
                                                                                 Inception on
                                                      For the six months ended   February 10, 1986
                                                              June 30,           Through
                                                          2001         2000      June 30,2001
                                                     ------------- ------------- ----------------
Increase (Decrease) in Cash                                (2,095)      536,804           24,840
                                                     ------------- ------------- ----------------

Cash and Cash Equivalents at Beginning of Period           26,935        13,168                -
                                                     ------------- ------------- ----------------

Cash and Cash Equivalents at End of Period           $     24,840  $    549,972  $        24,840
                                                     ============= ============= ================
Supplemental Cash Flow Information:

Cash Paid For:
  Interest                                           $          -  $          -  $        19,972
  Income Taxes                                       $          -  $          -  $         1,353

Non Cash Financing Activities
  Issuance of Stock in Settlement of Debt            $          -  $          -  $     1,446,858
  Capital Contributed by Shareholders                $          -  $          -  $       639,230
  Issuance of Stock for Services                     $          -  $          -  $       318,945


                                    F-4

               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2001



GENERAL

Earth Products & Technologies, Inc.(the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2000.

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

     In this quarterly report references to "Earth Products," "we," "us," and "our" refer to Earth Products & Technologies, Inc.

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

ITEM 2:   PLAN OF OPERATIONS

      We have not recorded revenues since the 1999 fiscal year. For the three and six month periods ended June 30, 2001, we had $24,840 cash on hand with no total current liabilities. The cash on hand is the result of other income of $600,000 which we realized in fiscal year 2000 from the collection of a promissory note related to the sale of Environmental Water Systems, Inc. that we had written off as uncollectible in fiscal year 1999.

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

      Our management intends to actively seek business opportunities during the next twelve months and if we obtain a business opportunity, it may be necessary to raise additional capital, which may be accomplished by selling our common stock. In the event we acquire a business opportunity we may incur additional expenses related to information statements we must provide to our stockholders which disclose that company's business operations, management and financial condition. In addition, the acquired or merged company will be subject to these same reporting obligations. As of the date of this filing, we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition. In addition, there can be no assurance that we will be successful in finding a desirable business opportunity.

      Potential investors must recognize that because of our limited capital available for investigation of business opportunities and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired. Also, we intend to concentrate our acquisition efforts on properties or businesses that we believe to be undervalued or that we believe may realize a substantial benefit from being publicly owned. Investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

     It is emphasized that our management may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our management to complete acquisitions without submitting any proposal to the stockholders for their consideration.


                   PART II:   OTHER INFORMATION

ITEM 5:  OTHER INFORMATION

      On June 15, 2001, Anita Patterson resigned as our Secretary/Treasurer and Director to pursue other interests. On that same day, our board of directors appointed Ariika Mason to those positions. We currently have a vacancy on our board of directors which management expects to fill within the next 60 days. Ms. Mason is 21 years old and also serves as an officer and director of WorldNet, Inc. of Nevada, a blank check reporting company. From January 1999 through the present, she has been employed as a customer relations specialist for Mutual Ventures Corporation. From July of 1997 to January 1999 she was employed by Utah Internet as a secretary. From February 1997 through June 1997 she worked as a receptionist for Universal Business Insurance. She attended Salt Lake Community College located in Salt Lake City, Utah.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Part II Exhibits.

Exhibit  Description
-------  -----------
3.1 Articles of Incorporation (Incorporated by reference to exhibit 3.1 of Form S-18 registration statement, File No. 33-3385-LA.)

3.2 By-laws of Earth Products (Incorporated by reference to exhibit 3.2 of Form S-18 registration statement, File No. 33-3385-LA.)

(b)  Reports on Form 8-K.

     None

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report be signed on its behalf by the undersigned, duly authorized.


                         EARTH PRODUCTS & TECHNOLOGIES, INC.


  7/25/01                 /s/ John W. Peters
                      By:______________________________________________
                         John W. Peters, President and Director


  7/25/01                /s/ Ariika Mason
                      By ______________________________________________
                         Ariika Mason, Secretary/Treasurer and Director