Form 10QSB
period 2001-09-30
EARTH PRODUCTS & TECHNOLOGIES INC
filed 2001-11-08
CIK 790024

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For Quarter Ended: September 30, 2001

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

     As of November 2, 2001, Earth Products & Technologies, Inc. had a total of 27,381,004 shares of common voting stock issued and outstanding.

                  PART I: FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

      The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2001 and 2000 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of results to be expected for any subsequent period.

               Earth Products & Technologies, Inc.

                  (A Development Stage Company)

                       Financial Statements

                        September 30, 2001

               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                          Balance Sheets



                              ASSETS

                                                September 30,  December 31,
                                                    2001          2000
                                                -------------  -------------
                                                 (Unaudited)
CURRENT ASSETS

Cash                                            $     24,840   $     26,935
                                                -------------  -------------

  TOTAL ASSETS                                  $     24,840   $     26,935
                                                =============  =============



               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                             $          -   $          -
                                                -------------  -------------

  Total Liabilities                                        -              -
                                                -------------  -------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000 shares
 authorized; 27,381,004 issued and outstanding        27,381         27,381
Additional Paid in Capital                         3,927,026      3,927,026
Deficit Accumulated During the Development Stage  (3,929,567)    (3,927,472)
                                                -------------  -------------

  Total Stockholders' Equity                          24,840         26,935
                                                -------------  -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $     24,840   $     26,935
                                                =============  =============

               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                     Statement of Operations
                           (Unaudited)



                                                                                    From
                           For the        For the       For the       For the       Inception on
                           three months   three months  nine months   nine months   February 10
                           ended          ended         ended         ended         1986 through
                           September 30,  September 30, September 30, September 30, September 30,
                           2001           2000          2001          2000          2001
                           -------------- ------------- ------------- ------------- -------------
REVENUES                   $           -  $          -  $          -  $          -  $     50,000
                           -------------- ------------- ------------- ------------- -------------

EXPENSES
  Selling Expenses                     -             -             -             -       109,489
  Depreciation &
    Amortization                       -             -             -             -        67,187
  Research & Development               -             -             -             -       153,773
  General & Administrative             -       584,864         2,095       647,810     2,663,866
                           -------------- ------------- ------------- ------------- -------------

    TOTAL EXPENSES                     -       584,864         2,095       647,810     2,994,315
                           -------------- ------------- ------------- ------------- -------------

OPERATING LOSS                         -      (584,864)       (2,095)     (647,810)   (2,944,315)
                           -------------- ------------- ------------- ------------- -------------

OTHER INCOME (EXPENSE)
  Bad Debt                             -             -             -             -      (894,326)
  Bad Debt Collected
   Previously Written Off              -             -             -       600,000       600,000
  Gain on Disposition
   of Debt                             -             -             -             -       103,284
  Interest Expense                     -             -             -             -       (94,008)
  Loss on Disposal
   of Assets                           -             -             -             -      (525,281)
  Discontinued Operations              -             -             -             -      (689,191)
  Income Taxes                         -          (100)            -          (100)       (1,353)
  Minority Interest                    -             -             -             -        89,595
                           -------------- ------------- ------------- ------------- -------------
     TOTAL OTHER INCOME
     (EXPENSE)                         -          (100)            -       599,900    (1,411,280)
                           -------------- ------------- ------------- ------------- -------------

NET INCOME(LOSS)           $           -  $   (584,964) $     (2,095) $    (47,910) $ (4,355,595)
                           ============== ============= ============= ============= =============

NET LOSS PER SHARE         $           -  $      (0.02) $      (0.00) $      (0.00) $      (0.17)
                           ============== ============= ============= ============= =============
WEIGHTED AVERAGE
  SHARES OUTSTANDING          27,381,004    27,067,671    27,381,004    26,294,413    26,330,235
                           ============== ============= ============= ============= =============




                                    5


                   Earth Products & Technologies, Inc.
                      (A Development Stage Company)
                         Statement of Cash Flows
                               (Unaudited)

                                                                                From
                                                                                Inception on
                                                     For the nine months ended  February 10, 1986
                                                           September 30,        Through
                                                         2001          2000     September 30,2001
                                                    ------------- ------------- -------------
Cash Flows from Operating Activities

Net Income (Loss)                                   $     (2,095) $    (47,910) $ (4,355,595)
Adjustments to Reconcile Net Cash Provided by
 Operating Activities:
  Bad Debt                                                     -             -       894,326
  Depreciation and Amortization                                -             -        93,309
  Loss on Disposal of Assets                                   -             -       350,281
  Gain on Disposition of Assets                                -             -      (103,284)
  Common Stock Issued for Services                             -        62,000       318,945
  Minority Interest                                            -             -       (89,595)
Changes in Operating Assets and Liabilities: (Net
 of Effects of Purchase/Spin-Off of EWSI)
  (Increase) Decrease in:
     Accounts Receivable                                       -             -       (98,803)
     Inventory                                                 -             -        22,842
  Decrease in Shareholder Advances                             -             -         9,176
  Increase (Decrease) in Accounts Payable
    and Accruals                                               -          (250)      583,579
                                                    ------------- ------------- -------------

  Net Cash Provided(Used) by Operating Activities         (2,095)       13,840    (2,374,819)
                                                    ------------- ------------- -------------

Cash Flows from Investing Activities

  Cash Acquired/(Spun-Off) in Acquisition of EWSI              -             -         6,241
  Cash Advanced on Note Receivable                             -             -        (6,049)
  Investment in Inventory                                      -             -      (381,143)
  Purchase of Fixed Assets                                     -             -      (121,743)
  Payment of Organization Costs                                -             -          (110)
  Cash Advanced to Subsidiary Prior to Acquisition             -             -      (200,000)
  Cash from Sale of Assets                                     -             -         1,970
                                                    ------------- ------------- -------------

  Net Cash Provided(Used) by Investing Activities              -             -      (700,834)
                                                    ------------- ------------- -------------
Cash Flows from Financing Activities
  Contribution by Stockholders                                 -             -       996,375
  Payment to Stockholder                                       -             -       (13,202)
  Sale of Common Stock                                         -             -     1,295,685
  Cash Received from Debt Financing                            -             -     1,581,384
  Cash Paid on Debt Financing                                  -             -      (759,749)
                                                    ------------- ------------- -------------

  Net Cash Provided(Used) by Financing Activities              -             -     3,100,493
                                                    ------------- ------------- -------------







                   Earth Products & Technologies, Inc.
                      (A Development Stage Company)
                         Statement of Cash Flows
                               (Unaudited)

                                                                                From
                                                                                Inception on
                                                     For the nine months ended  February 10, 1986
                                                           September 30,        Through
                                                         2001          2000     September 30,2001
                                                    ------------- ------------- -------------

Increase (Decrease) in Cash                               (2,095)       13,840        24,840
                                                    ------------- ------------- -------------

Cash and Cash Equivalents at Beginning of Period          26,935        13,168             -
                                                    ------------- ------------- -------------

Cash and Cash Equivalents at End of Period          $     24,840  $     27,008  $     24,840
                                                    ============= ============= =============

Supplemental Cash Flow Information:

Cash Paid For:
  Interest                                          $          -  $          -  $     19,972
  Income Taxes                                      $          -  $          -  $      1,353

Non Cash Financing Activities
  Issuance of Stock in Settlement of Debt           $          -  $          -  $  1,446,858
  Capital Contributed by Shareholders               $          -  $          -  $    639,230
  Issuance of Stock for Services                    $          -  $     62,000  $    318,945








                                    7

               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 2001



GENERAL

Earth Products & Technologies, Inc.(the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2000.

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

     In this quarterly report references to "Earth Products," "we," "us," and "our" refer to Earth Products & Technologies, Inc.

                    FORWARD LOOKING STATEMENTS

     This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Earth Products' control. These factors include but are not limited to economic conditions generally and in the industries in which Earth Products may participate; competition within Earth Products' chosen industry, including competition from much larger competitors; technological advances and failure by Earth Products to successfully develop business relationships.

ITEM 2:   PLAN OF OPERATIONS

     We have not recorded revenues since the 1999 fiscal year. For the three and nine month periods ended September 30, 2001, we had $24,840 cash on hand with no total current liabilities. The cash on hand is the result of other income of $600,000 which we realized in fiscal year 2000 from the collection of a promissory note related to the sale of Environmental Water Systems, Inc., which we had written off as uncollectible in fiscal year 1999.

     We have no commitments for capital expenditures for the next twelve months. During the next twelve months we believe that our current cash needs can be met by cash on hand, and if necessary, loans from our directors, officers and stockholders based on understandings we have with these individuals. We may repay these loans, costs of services and advancements with cash, if available, or we may convert them into common stock.

     Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public." However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Earth Products.

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


                   PART II:   OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Part II Exhibits.

Exhibit          Description
-------         -------------

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


                         EARTH PRODUCTS & TECHNOLOGIES, INC.




                               /s/ John W. Peters            11/07/01
                         By:_____________________________________________
                                   John W. Peters, President and Director