Form 10KSB
period 2001-12-31
EARTH PRODUCTS & TECHNOLOGIES INC
filed 2002-03-29
CIK 790024

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 Commission file number 33-3385LA

              EARTH PRODUCTS AND TECHNOLOGIES, INC.
      (Exact name of registrant as specified in its charter)

         Nevada                                        87-0430816
(State of  incorporation)                (I.R.S. Employer Identification No.)


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

As of March 18, 2001 the registrant had 27,381,004 common shares outstanding.

The aggregate market value of the voting stock held by non-affiliates as of March 18, 2002 was approximately $747,525.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

                        TABLE OF CONTENTS

                              PART I

Item 1.   Description of business...........................................3
Item 2.   Description of property...........................................6
Item 3.   Legal proceedings.................................................6
Item 4.   Results of votes of security holders..............................6

                             PART II

Item 5.   Market for common equity and related stockholder matters..........7
Item 6.   Plan of operation.................................................7
Item 7.   Financial statements..............................................8
Item 8.   Changes in and disagreements with accountants....................28

                             PART III

Item 9.   Directors and executive officers; compliance with Section 16(a)..28
Item 10.  Executive compensation   28
Item 11.  Security ownership of certain beneficial owners and management...29
Item 12.  Certain relationships and related transactions...................29
Item 13.  Exhibits and reports on Form 8-K.................................29


          In this annual report references to "Earth Products," "we," "us," and "our" refer to Earth Products and Technologies, Inc.

                    FORWARD LOOKING STATEMENTS

     This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Earth Products's control. These factors include but are not limited to economic conditions generally and in the industries in which Earth Products may participate, competition within Earth Product's chosen industry, technological advances and failure by Earth Products to successfully develop business relationships.

                              PART I

ITEM 1. DESCRIPTION OF BUSINESS

Historical Development

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

Our Business

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

     Our search for a business opportunity will not be limited to any particular geographical area or industry and includes both U.S. and international companies. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors. Our management believes that companies who desire a public market to enhance liquidity for current stockholders, or plan to acquire additional assets through issuance of securities rather than for cash will be potential merger or acquisition candidates.

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

Investigation and Selection of Business Opportunities

     We anticipate that business opportunities will come to our attention from various sources, including our officers and directors, our stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, investment banking firms, venture capitalists, members of the financial community and others who may present unsolicited proposals. Management expects that prior personal and business relationships may lead to contacts with these various sources.

     Our management will analyze the business opportunities, however, none of our management are professional business analysts. (See, Part III, Item 9:
"Directors and Executive Officers . . .") Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. As a result, management may rely on promoters or their affiliates, principal stockholders or associates to assist in the investigation and selection of business opportunities.

     Certain conflicts of interest exist or may develop between us and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and management of other blank check reporting companies. They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to us. Both of our directors and officers are directors of other blank check companies with a structure and a business plan which is identical to ours and they may in the future be involved with other blank check companies. In the process of negotiations for an acquisition or merger or determination of consulting fees related to investigation of a business opportunity our principal stockholders and management may consider their own personal pecuniary benefit or the interests of other blank check companies they are affiliated with rather than the best interests of our other stockholders.

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

     A decision to participate in a specific business opportunity may be made upon our management's analysis of the quality of the business opportunity's management and personnel, the anticipated acceptability of its new products or marketing concept, the merit of its technological changes, the perceived benefit that it will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, we anticipate that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to substantially shift marketing approaches, significantly expand operations, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for, the implementation of, required changes.

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

     No one of the factors described above will be controlling in the selection of a business opportunity. Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potential business opportunities may occur in many different industries and at various stages of development. Thus, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex. Potential investors must recognize that because of our limited capital available for investigation and management's limited experience in business analysis we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition

     We cannot predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our needs and desires and those of the promoters of the opportunity. The legal structure or method deemed by management to be suitable will be selected based upon our review and our relative negotiating strength. Such method may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization. We may be required to merge, consolidate or reorganize with other corporations or forms of business organization. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a merger or reorganization transaction. As part of such a transaction, our existing directors may resign and new directors may be appointed without any vote by our stockholders.

     We likely will acquire our participation in a business opportunity through the issuance of common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that issuance of additional shares also may be done simultaneously with a sale or transfer of shares representing a controlling interest by current principal stockholders.

Competition

     We expect to encounter substantial competition in our effort to locate attractive opportunities. Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities. We also will experience competition from other public "blank check" companies, many of which may have more funds available for such transactions.

Employees

     We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. We will determine the need for employees based upon the specific business opportunity.


ITEM 2. DESCRIPTION OF PROPERTY

     We do not own or lease any real property. Until we pursue a viable business opportunity and recognize income, we will not seek independent office space.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any proceedings or threatened proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We have not submitted a matter to a vote of our stockholders during the fourth quarter of the year ended December 31, 2001.


                             PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Our common stock is listed and thinly traded on the NASD OTC Bulletin Board under the symbol "EPAT." The following table represents the range of the high and low bid prices of our stock as reported by Nasdaq Trading and Market Services for each fiscal quarter for the last two fiscal years ending December 31, 2001. Such quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

          Year          Quarter Ended          High          Low

          2000          March 31               $0.23        $0.10
                        June 30                 0.16         0.11
                        September 30            0.12         0.11
                        December 31             0.12         0.06

          2001          March 31               $0.07        $0.06
                        June 30                 0.06         0.06
                        September 30            0.01         0.02
                        December 31             0.03         0.02

Holders

     We have approximately 678 stockholders of record as of March 18, 2002. Of the 30,001,004 outstanding shares, 4,036,104 are restricted shares as that
term is defined in Rule 144 and 25,964,900 are unrestricted.   We have not
granted options or warrants.

Dividends

     We have not paid any cash dividends on our outstanding shares of common stock, and no cash dividends are contemplated to be paid in the foreseeable future.

Recent Sales of Unregistered Securities

     The following discussion describes all securities sold by Pacific WebWorks without registration during the past three years

     In connection with each of the isolated issuance's of our securities described below, we believe that each purchaser was aware that the securities had not been registered under federal securities laws; acquired the securities for his/its own account for investment purposes and not with a view to or for resale in connection with any distribution for purposes of the federal securities laws; understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition; and was aware that the certificate representing the securities would bear a legend restricting their transfer. We believe that, based on these facts the sale of our securities to the respective acquirers did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under 3(b) and 4(2) of the Securities, and the rules and regulations promulgated thereunder.

     On September 28, 2001 we issued 1,000,000 common shares to Development Specialties, Inc. These shares were issued for consulting services and out of pocket expenses and were valued at $25,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

     On September 21, 2001 we issued 920,000 common shares to The Oxford Group, Inc. These shares were issued for investment banking and business management services and were valued at $18,500. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

     On September 21, 2001 we issued 700,000 common shares to Mutual Ventures Corporation. These shares were issued for business management and administrative services valued at $15,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

     On August 9, 2000 we issued 600,000 common shares to Columbia Financial Group, Inc. These shares were issued for public relations consulting services valued at $30,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

     On July 9, 2000 we issued 300,000 common shares to Principal Holdings, Inc. in consideration for investment banking services valued at $20,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

     On July 6, 2000 we issued 200,000 common shares to The Oxford Group, Inc. in consideration for investment banking services valued at $12,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

     On June 1, 1999 we issued an aggregate of 840,000 common shares to cancel debt of $42,000. Specifically, we issued 240,000 common shares to Mutual Ventures Corporation to cancel debt of $12,000 and we issued 600,000 common shares to PHI Mutual Ventures to cancel debt of $30,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

     On December 16, 1999 we sold 500,000 common shares to Mutual Ventures Corporation to convert a note payable of $25,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.


ITEM 6. PLAN OF OPERATIONS

     Since our inception, we have funded our cash requirements through loans and equity transactions. These funds have been used for working capital, subsidiary acquisitions and development of technology. As of the year ended December 31, 2001, we had $24,271 cash on hand and no total current liabilities. We did not record revenues for fiscal years 2001 or 2000.

     We have no commitments for capital expenditures for the next twelve months. During the next twelve months we believe that our current cash needs can be met by loans from our directors, officers and stockholders based on understandings we have with these individuals. These understandings are not written agreements and therefore these persons are not obligated to provide funds. We may repay these loans, costs of services and advancements with cash, if available, or we may convert them into common stock.

     Our management intends to actively seek business opportunities during the next twelve months and if we obtain a business opportunity, it may be necessary to raise additional capital. This may be accomplished by selling our common stock. We intend to issue such stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

ITEM 7. FINANCIAL STATEMENTS.

              EARTH PRODUCTS AND TECHNOLOGIES, INC.

                 (A Development Stage Company)

                       Financial Statements

                    December 31, 2001 and 2000

                             CONTENTS


Independent Auditor's Report ...........................................3

Balance Sheets .........................................................4

Statements of Operations................................................5

Statements of Stockholders' Equity .....................................6

Statements of Cash Flows ..............................................11

Notes to the Financial Statements .....................................13

                      CHISHOLM & ASSOCIATES
A Professional           Certified Public Accountants    Office (801)292-8756
Corporation                    P.O. Box 540216              Fax (801)292-8809
                   North Salt Lake, Utah 84054
_____________________________________________________________________________




                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Earth Products and Technologies, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheets of Earth Products and Technologies, Inc. (a development stage company) as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception February 10, 1986 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Earth Products and Technologies, Inc. (a development stage company) as of December 31, 2001 and 2000 and the results of its operations and cash flows for the years then ended and from inception February 10, 1986 through December 31, 2001 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ Chisholm& Associates

Chisholm & Associates
North Salt Lake, Utah
January 15, 2002

                Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                           December 31
                                                        2001         2000
                                                   ------------- -------------

CURRENT ASSETS

Cash                                               $     24,271  $     26,935
                                                   ------------- -------------

    TOTAL ASSETS                                   $     24,271  $     26,935
                                                   ------------- -------------


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                $          -  $          -

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000 shares
  authorized; 30,001,004 and 27,381,004 shares
  issued and outstanding                                 30,001        27,381

Additional Paid in Capital                            3,982,906     3,927,026

Deficit Accumulated during the development stage     (3,988,636)   (3,927,472)
                                                   ------------- -------------

  Total Stockholders' Equity (deficit)                   24,271        26,935
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $     24,271  $     26,935
                                                   ============= =============













The accompanying notes are an integral part of these financial statements

                Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                     Statement of Operations



                                      For the Years Ended From Inception on
                                          December 31          February 10,
                                  ---------------------------- 1986 to Dec.31,
                                       2001           2000     2001
                                  ------------- -------------- --------------
REVENUE
  Revenue                         $          -  $           -  $      50,000
  Cost of goods sold                         -              -              -
                                  ------------- -------------- --------------
     Gross Profit                            -              -         50,000

EXPENSES
  Selling expense                            -              -        109,489
  Depreciation and amortization              -              -         67,187
  Research and development                   -              -        153,773
  General and administrative            61,064        647,870      2,722,835
                                  ------------- -------------- --------------

    Total Expenses                      61,064        647,870      3,053,284
                                  ------------- -------------- --------------

OPERATING LOSS                         (61,064)      (647,870)    (3,003,284)
                                  ------------- -------------- --------------

OTHER INCOME (EXPENSE)
  Bad debt                                   -              -       (894,326)
  Bad debt recovery                          -        600,000        600,000
  Gain on disposition of debt
    (Note 2)                                 -              -        103,284
  Interest expense                           -              -        (94,008)
  Loss on disposal of asset                  -              -       (525,281)
  Discontinued operations                    -              -       (689,191)
  Income taxes                            (100)          (112)        (1,453)
  Minority interest                          -              -         89,595
                                  ------------- -------------- --------------

     Total Other Income (Expense)         (100)       599,888     (1,411,380)
                                  ------------- -------------- --------------

NET LOSS                          $    (61,164) $     (47,982) $  (4,414,664)
                                  ============= ============== ==============

WEIGHTED AVERAGE LOSS PER SHARE   $       0.00  $        0.00  $       (0.16)
                                  ============= ============== ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                       28,145,171     26,687,671     26,417,671
                                  ============= ============== ==============






The accompanying notes are an integral part of these financial statements


                     Earth Products & Technologies, Inc.
                        (A Development Stage Company)
                     Statements of Stockholders' Equity
        From Inception on February 10, 1986 through December 31,2001

                                                                     Deficit
                                                                     Accumulated
                                     Common Stock      Additional    During the
                                 --------------------- Paid-in       Development   Treasury     Minority
                                 Shares     Amount     Capital       Stage         Stock        Interest
                                 ---------- ---------- ------------- ------------- ------------ ------------
Balance, February 10, 1986               -  $       -  $          -  $          -  $         -  $         -

Shares issued to officers and
  director at $0.25 per share       20,000         20         4,980             -            -            -

Net loss for the period ended
  December 31, 1986                      -          -             -          (160)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 1986         20,000         20         4,980          (160)           -            -

Shares issued through public
  offering at $2.50 per share       40,000         40        99,960             -            -            -

Public offering costs                    -          -       (20,315)            -            -            -

Shares issued in acquisition of
  wholly-owned subsidiary           72,000         72        29,928             -            -            -

Shares issued through private
  placement at $25 per share         1,000          1        24,999             -            -            -

Net loss for the year ended
  December 31, 1987                      -          -             -       (36,112)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 1987        133,000        133       139,552       (36,272)           -            -

Shares issued through private
  placement at $25 per share         3,000          3        74,997             -            -            -

Net loss for the year ended
  December 31, 1988                      -          -            -        (48,075)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 1988        136,000        136       214,549       (84,347)           -            -

Net loss for the year ended
  December 31, 1989                      -        -               -       (175,094)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 1989        136,000        136       214,549      (259,441)           -            -

Expenses paid on behalf of the
 Company by stockholders                 -          -        53,481             -            -            -

Shares issued for services
  provided by stockholders
  at $0.01 per share                17,000         17           (17)            -            -            -

Net loss for the year ended
  December 31, 1990                      -          -             -        (8,685)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 1990        153,000        153       268,013      (268,126)           -            -





 The accompanying notes are an integral part of these financial statements.





                    Earth Products and Technologies, Inc.
                        (A Development Stage Company)
                      Statements of Stockholders' Equity
        From Inception on February 10, 1986 through December 31,2001


                                                                     Deficit
                                                                     Accumulated
                                     Common Stock      Additional    During the
                                 --------------------- Paid-in       Development   Treasury     Minority
                                 Shares     Amount     Capital       Stage         Stock        Interest
                                 ---------- ---------- ------------- ------------- ------------ ------------
Balance - December 31, 1990        153,000  $     153  $    268,013  $   (268,126)           -            -

Net loss for the year ended
  December 31, 1991                      -          -             -       (41,701)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 1991        153,000        153       268,013      (309,827)           -            -

Shares issued for cash and
 relief of debt at $1.70
 per share                          47,000         47        80,793             -            -            -

Shares issued for marketing
  and manufacturing rights
  at $0.00 per share             1,400,000      1,400       (1,400)             -            -            -

Shares issued for services
  performed at $0.00 per share     200,000        200         (200)             -            -            -

Shares issued through private
  placement at $2.50 per share     200,000        200       455,492             -         (192)           -

Net loss for the year ended
  December 31, 1992                      -          -             -      (387,200)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 1992      2,000,000      2,000       802,698      (697,027)        (192)           -

Shares issued through private
  placement at $2.50 per share           -          -        47,808             -          192            -

Cancellation of shares issued
  for private placement           (200,000)      (200)          200             -            -            -

Shares issued through private
  placement at $5.00 per share      33,200         33       166,159             -            -            -

Capital contributed by
  shareholder                            -          -        80,826             -            -            -

Net loss for the year ended
  December 31, 1993                      -          -             -      (855,206)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 1993      1,833,200      1,833     1,097,691    (1,552,233)           -            -

Cancellation of shares              (5,700)        (6)            6             -            -            -

Capital contributed by
  shareholders                           -          -       598,565             -            -            -

Net loss for the year ended
  December 31, 1994                      -          -             -      (383,792)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 1994      1,827,500      1,827     1,696,262    (1,936,025)           -           -





                    Earth Products and Technologies, Inc.
                        (A Development Stage Company)
                      Statements of Stockholders' Equity
        From Inception on February 10, 1986 through December 31,2001


                                                                     Deficit
                                                                     Accumulated
                                     Common Stock      Additional    During the
                                 --------------------- Paid-in       Development   Treasury     Minority
                                 Shares     Amount     Capital       Stage         Stock        Interest
                                 ---------- ---------- ------------- ------------- ------------ ------------
Balance - December 31, 1994       1,827,500     1,827     1,696,262    (1,936,025)           -           -

Cancellation of shares               (8,000)       (8)      (40,972)            -            -           -

Capital contributed by
  shareholders                            -         -        40,665             -            -           -

Net loss for the year ended
  December 31, 1995                       -         -             -       (56,897)           -           -
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 1995       1,819,500     1,819     1,695,955    (1,992,922)           -           -

Shares issued to officers and
  directors at $0.50 per share
  for services rendered             233,620       234       116,576             -            -            -

Shares issued to officers and
  directors at an average price
  of approximately $0.50 per
  share in settlement of related
  party loans                       891,900       892       396,029             -            -            -

Share issued to creditors at an
  average price of approximately
  $2.50 per share in settlement
  of accounts payable                92,000        92       229,509             -            -            -

Net loss for the year ended
  December 31, 1996                       -         -             -      (194,094)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 1996       3,037,020     3,037     2,438,069    (2,187,016)           -            -

Shares issued for purchase of
  87% of EWSI stock  (Note 5)     3,000,000     3,000        (3,000)            -            -            -

Shares issued for payment
  of notes to related parties       660,000       660       299,340             -            -            -

Shares issued for cash at
  $1.00 per share                    90,000        90        89,910             -            -            -

Shares issued for contract with
  a public relations firm           500,000       500             -             -            -            -

Net loss for the year ended
  December 31, 1997                       -         -             -      (454,370)           -      (59,513)
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 1997       7,287,020     7,287     2,824,319    (2,641,386)           -      (59,513)




 The accompanying notes are an integral part of these financial statements.





                    Earth Products and Technologies, Inc.
                        (A Development Stage Company)
                      Statements of Stockholders' Equity
        From Inception on February 10, 1986 through December 31,2001



                                                                     Deficit
                                                                     Accumulated
                                     Common Stock      Additional    During the
                                 --------------------- Paid-in       Development   Treasury     Minority
                                 Shares     Amount     Capital       Stage         Stock        Interest
                                 ---------- ---------- ------------- ------------- ------------ ------------
Balance - December 31, 1997       7,287,004     7,287     2,824,319    (2,641,386)           -      (59,513)

Shares issued for services
  at $0.10 per share                975,000       975        96,525             -            -            -

Shares issued for conversion
  of notes                        5,000,000     5,000       434,500             -            -            -

Shares issued in lieu of payment
  for insurance coverage            250,000       250        24,885             -            -            -

Shares issued for services
  at $0.25 per share                 20,000        20         4,980             -            -            -

Shares issued for cash at
  $0.50 per share                   409,000       409       204,091             -            -            -

Shares issued for cash at
  $0.01 per share (Note 3)       11,000,000    11,000        99,000             -            -            -

Spin-off of Subsidiary
  adjustment                              -         -       112,166       426,028            -       89,595

Net loss for the year ended
   December 31, 1998                      -         -             -      (724,470)           -      (30,082)
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 1998      24,941,004    24,941     3,800,466    (2,939,828)           -            -

Shares issued for conversion
  of Notes Payable                1,100,000     1,100        53,900             -            -            -

Shares issued for expenses and
  services valued at $12,000        240,000       240        11,760             -            -            -

Net loss for the year ended
  December 31, 1999                       -         -             -      (939,662)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 1999      26,281,004    26,281     3,866,126    (3,879,490)           -            -

Shares issued for services
  at $0.06 per share                200,000       200        11,800             -            -            -

Shares issued for services
  at $0.067 per share               300,000       300        19,700             -            -            -

Shares issued for services
  at $0.05 per share                600,000       600        29,400             -            -            -

Net loss for the year ended
  December 31, 2000                       -         -             -       (47,982)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 2000      27,381,004    27,381     3,927,026    (3,927,472)           -            -


  The accompanying notes are an integral part of these financial statements





                    Earth Products and Technologies, Inc.
                        (A Development Stage Company)
                      Statements of Stockholders' Equity
        From Inception on February 10, 1986 through December 31,2001


                                                                     Deficit
                                                                     Accumulated
                                     Common Stock      Additional    During the
                                 --------------------- Paid-in       Development   Treasury     Minority
                                 Shares     Amount     Capital       Stage         Stock        Interest
                                 ---------- ---------- ------------- ------------- ------------ ------------
Balance - December 31, 2000      27,381,004    27,381     3,927,026    (3,927,472)           -            -

Shares issued for services at
 $0.021 per share                   700,000       700        14,300             -            -            -

Shares issued for services at
 $0.02 per share                    920,000       920        17,580             -            -            -

Shares issued for services at
 $0.025 per share                 1,000,000     1,000        24,000             -            -            -

Net loss for the year ended
 December 31, 2001                        -         -             -       (61,164)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 2001      30,001,004 $  30,001  $  3,982,906  $ (3,988,636)           -            -
                                 ========== ========== ============= ============= ============ ============




  The accompanying notes are an integral part of these financial statements

                                    -10-


                   Earth Products and Technologies, Inc.
                       (A Development Stage Company)
                          Statement of Cash Flows
                                                                                 From
                                                                                 Inception on
                                                        For the Years Ended      February 10,
                                                           December 31,          1986 Through
                                                    ---------------------------  December 31,
                                                         2001         2000       2001
                                                    -------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Loss From Operations                          $     (61,164) $    (47,982) $ (4,414,664)

  Adjustments to Reconcile Net Cash Provided
    by Operating Activities:
      Bad Debt                                                  -             -       894,326
      Depreciation and amortization                             -             -        93,309
      Loss on disposal of assets                                -             -       350,281
      Gain on disposition of assets                             -             -      (103,284)
      Common stock issued for services rendered            58,500        62,000       377,445
      Minority Interest                                         -             -       (89,595)
      Minority Interest
    Changes in operating assets and liabilities:
      (Net of effects of purchase/Spin-off of EWSI)
      (Increase) Decrease in:
         Accounts receivable                                    -             -       (98,803)
         Inventory                                              -             -        22,842
       Decrease in shareholder advances                         -             -         9,176
       Increase (decrease) in accounts payable,
         accrued expenses and payroll taxes                     -          (250)      583,579
                                                    -------------- ------------- -------------

  Net Cash Provided (Used) by Operating Activities         (2,664)       13,768    (2,375,388)
                                                    -------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash acquire/(spun-off) in acquistion of EWSI                -             -         6,241
   Cash advanced on note receivable                             -             -        (6,049)
   Investment in inventory                                      -             -      (381,143)
   Purchase of fixed assets                                     -             -      (121,743)
   Payment of organization costs                                -             -          (110)
   Cash advanced to subsidiary prior to acquisition             -             -      (200,000)
   Cash from sales of assets                                    -             -         1,970
                                                    -------------- ------------- -------------

  Net Cash (Used) in Investing Activities           $           -  $          -  $   (700,834)
                                                    -------------- ------------- -------------









       The accompanying notes are an integral part of these financial statements

                                    -11-


                   Earth Products and Technologies, Inc.
                       (A Development Stage Company)
                          Statement of Cash Flows
                                                                                 From
                                                                                 Inception on
                                                        For the Years Ended      February 10,
                                                           December 31,          1986 Through
                                                    ---------------------------  December 31,
                                                         2001         2000       2001
                                                    -------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

    Contribution by stockholders                                -             -       996,375
    Payment to stockholder                                      -             -       (13,202)
    Sale of common stock                                        -             -     1,295,685
    Cash received from debt financing                           -             -     1,581,384
    Cash paid on debt financing                                 -             -      (759,749)
                                                    -------------- ------------- -------------

  Net cash Provided from Financing Activities                   -             -     3,100,493
                                                    -------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH                            (2,664)       13,768        24,271

CASH AT BEGINNING OF PERIOD                                26,935        13,167             -
                                                    -------------- ------------- -------------

CASH AT ENDING OF PERIOD                            $      24,271  $     26,935  $     24,271
                                                    ============== ============= =============

SUPPLEMENTAL CASH FLOW INFORMATION

  CASH PAID FOR
    Interest                                        $           -  $          -  $     19,972
    Income taxes                                    $         100  $        112  $      1,453

  NON CASH FINANCING ACTIVITIES
    Issuance of stock in settlement of debt         $           -  $          -  $  1,446,858
    Capital contributed by shareholders             $           -  $          -  $    639,230
    Issuance of stock for services                  $      58,500  $     62,000  $    377,445












 The accompanying notes are an integral part of these financial statements




              Earth Products and Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2001 and 2000

NOTE 1 - Summary of Significant Accounting Policies

     a.  Organization

     Earth Products and Technologies, Inc. (the Company), was incorporated February 10, 1986 under the laws of the State of Nevada, as Mainstay Investments, Inc. The Company was organized for the purpose of searching out and acquiring or participating in a business or business opportunity. In 1987 the Company changed its name to Bio-Helix, Inc. On July 13, 1990, the Company's name was changed to Concept Gold, Inc., and on September 30, 1992, the name was changed to Environmental Plasma Arc Technology, Inc. At such time, the Company resolved to issue stock for an agreement between Nu-Arc Scientific, Inc., Edward Taylor and Carole Taylor, which gave the Company exclusive marketing and manufacturing rights of certain patented air purification systems for internal combustion engines and other applications.

     In June 1997 the board approved a transfer of the Plasma Arc equipment, fixed asset and debt of the Company to EPAT, Inc. a wholly owned subsidiary of the Company. Then in November,1998, the board approved a stock dividend of EPAT, Inc. to be issued to the shareholders of the Company, thus spinning out EPAT, Inc. from the consolidated company.

     In June of 1997 the Company acquired 87% of the stock of Environmental Water Systems, Inc. (EWSI) in a share for share exchange accounted for by the purchase method of a business combination. EWSI is in the business of constructing water purification systems for commercial manufacturers. On October 20, 1997 the company changed it's name to Earth Products and Technologies, Inc. On December 31, 1998, the Company sold 4,000,000 shares of its total 5,525,300 shares of EWSI to EWS Services, Inc. This transaction left the Company with 23% of the total issued and outstanding stock of EWSI and eliminated EWSI from the consolidated company. The investment in EWSI was accounted for using the equity method beginning January 1, 1999. The operations of EWSI for the 1998 year are included in these financial statements at December 31, 1998. The Company has divested itself of all operating activities and is currently inactive. At December 31, 1999 the Company had no subsidiaries to consolidate with. Accordingly, the Company is classified as a development stage company as defined in SFAS No. 7.

     b.  Accounting Method

     The Company recognizes income and expense on the accrual basis of accounting.

     c  .Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

              Earth Products and Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2001 and 2000

NOTE 1 - Summary of Significant Accounting Policies (continued)

     d.  Earnings (Loss) Per Share

     The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.
                                       Income (loss)   Shares      Per Share
                                        (Numerator) (Denominator)   Amount
                                        ------------ ------------ ------------
For the year ended December 31, 2001:

 Basic EPS
  Income (loss) to common stockholders  $   (61,664)  28,145,171  $    (0.00)
                                        ============ ============ ============

For the year ended December 31, 2000:

 Basic EPS
  Income (loss) to common stockholders  $   (47,982)  26,687,671 $     (0.00)
                                        ============ =========== =============

From inception on February 10, 1986 to
  December 31, 2001:

 Basic EPS
  Income (loss) to common stockholders  $(4,414,664)  26,417,671 $     (0.16)
                                        ============ =========== =============

     e.  Provision for Income Taxes

     No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $4,356,164 which will be offset against future taxable income. These NOL carryforwards began to expire in the year 2007 through 2014. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused. The valuation allowance of the losses carryforwards offsets any potential tax benefit. These NOL's may also be limited to use due to the change in ownership.

     Deferred tax asset and the valuation account is as follows at December 31, 2001 and 2000:

                                                       December 31,
                                                    2001            2000
                                                ------------- -------------
Deferred tax asset:
     NOL carryforward                           $  1,324,400  $  1,306,050

     Valuation allowance                          (1,324,400)   (1,306,050)
                                                ------------- -------------

                                                $          -  $          -
                                                ============= =============

              Earth Products and Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2001 and 2000

NOTE 1 - Summary of Significant Accounting Policies (continued)

     f.  Use of estimates

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

     Various shareholders advanced funds to the Company on a short-term basis as needed. During 1997, shareholders advanced $516,500, of which $300,000 was converted to equity of 660,000 shares. The balances owed to the shareholders at December 31, 1997 and 1998 were $223,836 and $30,000 respectively. During 1999, the shareholders advanced $25,000 to the Company and converted the balance of $55,000 for 1,100,000 shares of common stock.

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

     In November, 1992, the Company issued 1,400,000 shares for the marketing and manufacturing rights to the "Plasma Arc Technology." The value of the rights was recorded at predecessor cost which was $-0-.

     In November, 1992, the Company issued 1,400,000 shares for the marketing and manufacturing rights to the "Plasma Arc Technology." The value of the rights was recorded at predecessor cost which was $-0-.

              Earth Products and Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2001 and 2000

NOTE 3 - Stockholder Transactions (continued)

     Also in November, 1992, the Company issued 200,000 shares to an investor group for services performed and 200,000 shares were issued and kept in treasury for the private placement. 180,800 shares were sold for cash of $455,550 with the remaining 19,200 shares remaining in treasury at December 31, 1992. During 1993, the remaining 19,200 shares were sold for cash at $2.50 per share.

     In June, 1993, the Board of Directors approved the cancellation of 200,000 shares issued to Nu-Arc Scientific, Inc.

     In July, 1993, the Company issued 33,200 shares of common stock for cash at $5.00 per share.

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

     As described in Note 1, the Company issued 3,000,000 shares of common stock for 87% of the shares of EWSI, effective June 30, 1987. Due to the negative book value of EWSI, goodwill was recorded and the value of the transactions totals $-0-.

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

              Earth Products and Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2001 and 2000

NOTE 3 - Stockholder Transactions (continued)

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

     During September and November, 1998, the Company issued 409,000 shares for cash at $.50 per share.

     During November, 1998, the Company issued 11,000,000 shares for cash of $110,000, in contemplation of the spin-off agreements.

     In December, 1998, an adjustment to Paid-in Capital and retained earnings was necessary to remove the accumulated losses of the subsidiaries and the equity in those subsidiaries from the books of the Company to reflect a non-consolidated financial statement for the
Company.

     During 1999, a shareholder of the Company converted a $55,000 note payable for 1,100,000 shares of common stock and received 240,000 shares of stock for $12,000 in expenses and services rendered to the Company.

     During 2000, the Company issued 1,100,000 shares for services valued at $62,000.

     During 2001, the Company issued 2,920,000 shares for services valued at $58,500.

NOTE 4 - Going Concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has minimal assets and has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to find an operating company to merge with, thus creating necessary operating revenue.

              Earth Products and Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2001 and 2000

NOTE 5 - Notes Receivable

     In 1998, pursuant to the spin-off agreement wherein the Company distributed its interest in EPAT, Inc. a receivable from EPAT, Inc. of $96,554 existed. Because EPAT, Inc. had no liquid assets or operations, the collectability of this receivable was questionable. An allowance for doubtful collection of $48,277 had been established for the year ended December 31, 1998 and the remainder of the receivable was written off in 1999.

     Pursuant to the Sale Agreement wherein the Company sold 72% of its interest in EWSI, a Note Receivable of $840,000 was received. The note accrued interest at 10%, and all principal and interest was due December 31, 1999. This note was written off to bad debt expense at December 31, 1999, due to the lack of collectability.

     In 2000, $600,000 was collected on the note and recorded as bad debt recovery.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As previously reported, we engaged Chisholm & Associates as our independent auditor on September 5, 2000.

                             PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a)

Directors and Executive Officers

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

     Name                  Age      Position                     Since
     --------------------- ---- ----------------------------- ----------------
     John W. Peters        50   President, Director            June 9, 1997
     Ariika Mason          21   Secretary/Treasurer, Director  June 15, 2001

     John W. Peters Mr. Peters served as our corporate Secretary/Treasurer
since January 1997 and Operations Manager from1993 through 1995.   Since July
1999 he has been the manager of Development Specialties, Inc. a property management company. Prior business experience includes President of Certified Environmental Laboratories, Inc. and Vice President of Sales and Marketing for Comco Communications Corp. in California. He is a director of Bingham Canyon Corporation, Cancer Capital Corp. and Skinovation Pharmaceutical, Incorpoated, blank check reporting companies. Mr. Peters studied business administration at Long Beach Community College and California Polytechnic State University in San Louis Obispo, California.

     Ariika Mason From January 1999 through the present Ms. Mason has worked as a customer relations specialist for First Equity Holdings, Inc. From July of 1997 to January 1999 she was employed by Utah Internet as a secretary. From February 1997 through June 1997 she worked as a receptionist for Universal Business Insurance. She is a director of WorldNet of Nevada, Inc., a blank check reporting company. She attended Salt Lake Community College located in Salt Lake City, Utah during 1999.

Section 16(a) Beneficial Ownership Reporting Compliance

     We do not have a class of securities registered under the Securities Exchange Act of 1934, and, therefore, our officers, directors and holders of more than 10% of our outstanding shares are not subject to the provisions of
Section 16(a).


ITEM 10.  EXECUTIVE COMPENSATION

     None of our named executive officers received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights from us during the past three fiscal years. Mr. Peters who acts in the capacity similar to Chief Executive Officer did not receive compensation during the 2001 fiscal year. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

     We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of our outstanding common stock of our management. We are unaware of any person or group who beneficially owns more than 5% of our outstanding common stock. Beneficial ownership is determined according to the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The inclusion of any shares as beneficially owned does not constitute an admission of beneficial ownership of those shares. The percentage of beneficial ownership is based on 30,001,004 shares of common stock outstanding as of March 18, 2002.


                            MANAGEMENT

Name and Address of                Number of Shares of
Beneficial Owners                  Common Stock          Percentage of Class
---------------------------------  --------------------- -------------------
John W. Peters                         100,000                Less than 1%
2554 West 4985 South
Taylorsville, Utah 84118


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have not engaged in any transactions in excess of $60,000 during the past two years, nor do we propose to engage in any such transactions, involving our executive officers, directors, more than 5% stockholders or immediate family members of such persons.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

Exhibit No.     Description
-----------     -------------

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


                              EARTH PRODUCTS AND TECHNOLOGIES, INC.



                               /s/ John W. Peters
Date: 3/29/2002             By:_________________________________________
                              John W. Peters, President and Director


     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


                                /s/ Ariika Mason
Date: 3/29/2002             By: ________________________________________
                               Ariika Mason, Secretary/Treasurer and
                               Director