Form 10QSB
period 2002-03-31
EARTH PRODUCTS & TECHNOLOGIES INC
filed 2002-05-09
CIK 790024

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For quarterly period ended: March 31, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                Commission File Number 33-3385-LA

               EARTH PRODUCTS & TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)


           Nevada                                       87-0430816
      (State of incorporation)         (I.R.S. Employer Identification Number)

                        525 South 300 East
                   Salt Lake City, Utah  84111
                          (801) 323-2395
  (Address and telephone number of principal executive offices)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

As of May 1, 2002, Earth Products & Technologies, Inc. had a total of 30,001,004 shares of common voting stock issued and outstanding.

                  PART I: FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2002 and 2001 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2002, are not necessarily indicative of results to be expected for any subsequent period.

               Earth Products & Technologies, Inc.
                       Financial Statements
                          March 31, 2002

               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                          Balance Sheets




                              ASSETS

                                                   March  31,   December 31
                                                      2002          2001
                                                 ------------- -------------
                                                  (Unaudited)

CURRENT ASSETS

Cash                                             $     23,615  $     24,271
                                                 ------------- -------------

    TOTAL ASSETS                                 $     23,615  $     24,271
                                                 ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                              $          -  $          -
                                                 ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000
  shares authorized; 30,001,004 shares
  issued and outstanding                               30,001        30,001

Additional Paid in Capital                          3,982,906     3,982,906

Deficit Accumulated during the development stage   (3,989,292)   (3,988,636)
                                                 ------------- -------------

  Total Stockholders' Equity (deficit)                 23,615        24,271
                                                 ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $     23,615  $     24,271
                                                 ============= =============

               Earth Products & Technologies, Inc.
                  (A Development  Stage Company)
                     Statement of Operations
                           (Unaudited)


                                                                 From
                                                                 inception on
                                     For the three For the three February 10,
                                     months ended  months ended  1986 to
                                     March 31,     March 31,     March 31,
                                     2002          2001          2002
                                     ------------- ------------- -------------
REVENUE
  Revenue                            $          -  $          -  $     50,000
  Cost of goods sold                            -             -             -
                                     ------------- ------------- -------------
    Gross Profit                                -             -        50,000

EXPENSES
  Selling expense                               -             -       109,489
  Depreciation and amortization                 -             -        67,187
  Research and development                      -             -       153,773
  General and administrative                  556           272     2,723,391
                                     ------------- ------------- -------------

    Total Expenses                            556           272     3,053,840
                                     ------------- ------------- -------------

OPERATING LOSS                               (556)         (272)   (3,003,840)
                                     ------------- ------------- -------------
OTHER INCOME (EXPENSE)
  Bad debt                                      -             -      (894,326)
  Bad debt recovery                             -             -       600,000
  Gain on disposition of debt (Note 2)          -             -       103,284
  Interest expense                              -             -       (94,008)
  Loss on disposal of asset                     -             -      (525,281)
  Discontinued operations                       -             -      (689,191)
  Income taxes                               (100)            -        (1,553)
  Minority interest                             -             -        89,595
                                     ------------- ------------- -------------
     Total Other Income (Expense)            (100)            -    (1,411,480)
                                     ------------- ------------- -------------

NET LOSS                             $       (656) $       (272) $ (4,415,320)
                                     ============= ============= =============

WEIGHTED AVERAGE LOSS PER SHARE      $          -  $          -  $      (0.16)
                                     ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING    30,001,004    27,381,004    26,473,660
                                     ============= ============= =============

               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)




                                                                 From
                                                                 inception on
                                                                 February 10,
                                     For the three months ended  1986 through
                                              March 31,          March 31,
                                          2002         2001      2002
                                     ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Loss From Operations           $       (656) $       (272) $ (4,415,320)

  Adjustments to Reconcile Net Cash
   Provided by Operating Activities:
    Bad Debt                                    -             -       894,326
    Depreciation and amortization               -             -        93,309
    Loss on disposal of assets                  -             -       350,281
    Gain on disposition of assets               -             -      (103,284)
    Common stock issued for
      services rendered                         -             -       377,445
    Minority Interest                           -             -       (89,595)
  Changes in operating assets
   and liabilities: (Net of effects
   of purchase/Spin-off of EWSI)
    (Increase) Decrease in:
       Accounts receivable                      -             -       (98,803)
       Inventory                                -             -        22,842
     Decrease in shareholder advances           -             -         9,176
     Increase (decrease) in accounts
      payable, accrued expenses and
      payroll taxes                             -             -       583,579
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Operating Activities                      (656)         (272)   (2,376,044)
                                     ------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash acquired/(spun-off) in
    acquisition of EWSI                         -             -         6,241
  Cash advanced on note receivable              -             -        (6,049)
  Investment in inventory                       -             -      (381,143)
  Purchase of fixed assets                      -             -      (121,743)
  Payment of organization costs                 -             -          (110)
  Cash advanced to subsidiary
    prior to acquisition                        -             -      (200,000)
  Cash from sales of assets                     -             -         1,970
                                     ------------- ------------- -------------
  Net Cash (Used) in
   Investing Activities              $          -  $          -  $   (700,834)
                                     ============= ============= =============

               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)




                                                                 From
                                                                 inception on
                                                                 February 10,
                                     For the three months ended  1986 through
                                              March 31,          March 31,
                                          2002         2001      2002
                                     ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Contribution by stockholders                  -             -       996,375
  Payment to stockholder                        -             -       (13,202)
  Sale of common stock                          -             -     1,295,685
  Cash received from debt financing             -             -     1,581,384
  Cash paid on debt financing                   -             -      (759,749)
                                     ------------- ------------- -------------
  Net cash Provided from
   Financing Activities                         -             -     3,100,493
                                     ------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH              (656)         (272)       23,615

CASH AT BEGINNING OF PERIOD                24,271        26,935             -
                                     ------------- ------------- -------------

CASH AT ENDING OF PERIOD             $     23,615  $     26,663  $     23,615
                                     ============= ============= =============
SUPPLEMENTAL CASH FLOW INFORMATION

  CASH PAID FOR
    Interest                         $          -  $          -  $     19,972
    Income taxes                     $        100  $        100  $      1,553

  NON CASH FINANCING ACTIVITIES
    Issuance of stock in settlement
     of debt                         $          -  $          -  $  1,446,858
    Capital contributed by
     shareholders                    $          -  $          -  $    639,230
    Issuance of stock for services   $          -  $          -  $    377,445

               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          March 31, 2002


GENERAL
-------

Earth Products & Technologies, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2001.

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

      In this quarterly report references to "Earth Products," "we," "us," and "our" refer to Earth Products & Technologies, Inc.

                    FORWARD LOOKING STATEMENTS

     This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Earth Products' control. These factors include but are not limited to economic conditions generally and in the industries in which Earth Products may participate; competition within Earth Products' chosen industry, including competition from much larger competitors; technological advances and failure by Earth Products to successfully develop business relationships.

ITEM 2:   PLAN OF OPERATIONS

     We are a development stage company with no assets and recurring losses from inception and we are dependent upon financing to continue operations. At the three month period ended March 31, 2002, we had $23,615 cash on hand with no total current liabilities. The cash on hand is the result of other income of $600,000 which we realized in fiscal year 2000 from the collection of a promissory note related to the sale of Environmental Water Systems, Inc., which we had written off as uncollectible in fiscal year 1999.

     We have no commitments for capital expenditures for the next twelve months. During the next twelve months we believe that our current cash needs can be met by cash on hand, and if necessary, loans from our directors, officers and stockholders based on understandings we have with these individuals. However, these understandings are not formal agreements and therefore these persons are not obligated to provide funds. We may repay any loans, costs of services and advancements with cash, if available, or we may convert them into common stock.

     Our management intends to actively seek business opportunities during the next twelve months. Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public." However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Earth Products.

     If we obtain a business opportunity, it may be necessary to raise additional capital, which may be accomplished by selling our common stock. However, as of the date of this filing, we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition. In addition, there can be no assurance that we will be successful in finding a desirable business opportunity.

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


                                 EARTH PRODUCTS & TECHNOLOGIES, INC.

                                     /s/ John W. Peters
Date   05/08/02                  By:_______________________________________
                                    John W. Peters, President and Director