Form 10QSB
period 2002-06-30
EARTH PRODUCTS & TECHNOLOGIES INC
filed 2002-08-08
CIK 790024

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For quarterly period ended: June 30, 2002


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

                      2157 S. Lincoln Street
                    Salt Lake City, Utah 84106
                          (801) 323-2395
  (Address and telephone number of principal executive offices)

                       525 South 300 East
                   Salt Lake City, Utah  84111
                         (Former address)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

As of August 5, 2002, Earth Products & Technologies, Inc. had a total of 30,001,004 shares of common voting stock issued and outstanding.

                  PART I: FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

      The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2002 and 2001 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended June 30, 2002, are not necessarily indicative of results to be expected for any subsequent period.

               Earth Products & Technologies, Inc.
                       Financial Statements
                          June 30, 2002

               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                                      June 30,    December 31,
                                                        2002         2001
                                                   ------------- -------------
                                                    (Unaudited)

CURRENT ASSETS

Cash                                               $     21,050  $     24,271
                                                   ------------- -------------

    TOTAL ASSETS                                   $     21,050  $     24,271
                                                   ============= =============



               LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES                                $          -  $          -
                                                   ------------- -------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000
  shares authorized; 30,001,004 shares
  issued and outstanding                                 30,001        30,001

Additional Paid in Capital                            3,982,906     3,982,906

Deficit Accumulated during the development stage     (3,991,857)   (3,988,636)
                                                   ------------- -------------

   Total Stockholders' Equity (deficit)                  21,050        24,271
                                                   ------------- -------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $     21,050  $     24,271
                                                   ============= =============

               Earth Products & Technologies, Inc.
                  (A Development  Stage Company)
                     Statement of Operations
                           (Unaudited)



                                                                                            From
                                                                                            inception on
                                For the        For the        For the        For the        February 10,
                                three months   three months   six months     six months     1986
                                ended June 30, ended June 30, ended June 30, ended June 30, to June 30,
                                2002           2001           2002           2001           2002
                                -------------- -------------- -------------- -------------- -------------
REVENUE
  Revenue                       $           -  $           -  $           -  $           -  $     50,000
  Cost of goods sold                        -              -              -              -             -
                                -------------- -------------- -------------- -------------- -------------

     Gross Profit                           -              -              -              -        50,000

EXPENSES
  Selling expense                           -              -              -              -       109,489
  Depreciation and amortization             -              -              -              -        67,187
  Research and development                  -              -              -              -       153,773
  General and administrative            2,565          1,823          3,121          2,095     2,725,956
                                -------------- -------------- -------------- -------------- -------------

    Total Expenses                      2,565          1,823          3,121          2,095     3,056,405
                                -------------- -------------- -------------- -------------- -------------

OPERATING LOSS                         (2,565)        (1,823)        (3,121)        (2,095)   (3,006,405)
                                -------------- -------------- -------------- -------------- -------------

OTHER INCOME (EXPENSE)
  Bad debt                                  -              -              -              -      (894,326)
  Bad debt recovery                         -              -              -              -       600,000
  Gain on disposition of debt
    (Note 2)                                -              -              -              -       103,284
  Interest expense                          -              -              -              -       (94,008)
  Loss on disposal of asset                 -              -              -              -      (525,281)
  Discontinued operations                   -              -              -              -      (689,191)
  Income taxes                              -              -           (100)             -        (1,553)
  Minority interest                         -              -              -              -        89,595
                                -------------- -------------- -------------- -------------- -------------

     Total Other Income (Expense)           -              -           (100)             -    (1,411,480)
                                -------------- -------------- -------------- -------------- -------------

NET LOSS                        $      (2,565) $      (1,823) $      (3,221) $      (2,095) $ (4,417,885)
                                ============== ============== ============== ============== =============

WEIGHTED AVERAGE LOSS PER SHARE $        0.00  $        0.00  $        0.00  $        0.00  $      (0.16)
                                ============== ============== ============== ============== =============
WEIGHTED AVERAGE SHARES
 OUTSTANDING                       30,001,004     27,381,004     30,001,004     27,381,004    26,527,927
                                ============== ============== ============== ============== =============


                      Earth Products & Technologies, Inc.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)

                                                                                       From
                                                                                       Inception on
                                                          For the six months ended     February 10, 1986
                                                                  June 30,             Through
                                                             2002          2001        June 30, 2002
                                                         -------------- -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss From Operations                               $      (3,221) $        (272) $  (4,417,885)

  Adjustments to Reconcile Net Cash Provided
   by Operating Activities:
     Bad Debt                                                        -              -        894,326
     Depreciation and amortization                                   -              -         93,309
     Loss on disposal of assets                                      -              -        350,281
     Gain on disposition of assets                                   -              -       (103,284)
     Common stock issued for services rendered                       -              -        377,445
     Minority Interest                                               -              -        (89,595)
  Changes in operating assets and liabilities:
  (Net of effects of purchase/Spin-off of EWSI)
     (Increase) Decrease in:
        Accounts receivable                                          -              -        (98,803)
        Inventory                                                    -              -         22,842
      Decrease in shareholder advances                               -              -          9,176
      Increase (decrease) in accounts payable,
       accrued expenses and payroll taxes                            -              -        583,579
                                                         -------------- -------------- --------------

  Net Cash Provided (Used) by Operating Activities              (3,221)          (272)    (2,378,609)
                                                         -------------- -------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash acquired/(spun-off) in acquistion of EWSI                    -              -          6,241
   Cash advanced on note receivable                                  -              -         (6,049)
   Investment in inventory                                           -              -       (381,143)
   Purchase of fixed assets                                          -              -       (121,743)
   Payment of organization costs                                     -              -           (110)
   Cash advanced to subsidiary prior to acquisition                  -              -       (200,000)
   Cash from sales of assets                                         -              -          1,970
                                                         -------------- -------------- --------------

  Net Cash (Used) in Investing Activities                $           -  $           -  $    (700,834)
                                                         -------------- -------------- --------------



                      Earth Products & Technologies, Inc.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)


                                                                                       From
                                                                                       Inception on
                                                          For the six months ended     February 10, 1986
                                                                  June 30,             Through
                                                             2002          2001        June 30, 2002
                                                         -------------- -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES

    Contribution by stockholders                                     -              -        996,375
    Payment to stockholder                                           -              -        (13,202)
    Sale of common stock                                             -              -      1,295,685
    Cash received from debt financing                                -              -      1,581,384
    Cash paid on debt financing                                      -              -       (759,749)
                                                         -------------- -------------- --------------

  Net cash Provided from Financing Activities                        -              -      3,100,493
                                                         -------------- -------------- --------------

NET INCREASE (DECREASE) IN CASH                                 (3,221)          (272)        21,050

CASH AT BEGINNING OF PERIOD                                     24,271         26,935              -
                                                         -------------- -------------- --------------

CASH AT ENDING OF PERIOD                                 $      21,050  $      26,663  $      21,050
                                                         ============== ============== ==============

SUPPLEMENTAL CASH FLOW INFORMATION

  CASH PAID FOR
    Interest                                             $           -  $           -  $      19,972
    Income taxes                                         $         100  $         100  $       1,553

  NON CASH FINANCING ACTIVITIES
    Issuance of stock in settlement of debt              $           -  $           -  $   1,446,858
    Capital contributed by shareholders                  $           -  $           -  $     639,230
    Issuance of stock for services                       $           -  $           -  $     377,445



               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2002


GENERAL

Earth Products & Technologies, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2001.

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

      In this quarterly report references to "Earth Products," "we," "us," and "our" refer to Earth Products & Technologies, Inc.

                    FORWARD LOOKING STATEMENTS

     This report contains certain forward-looking statements and for this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Earth Products' control. These factors include but are not limited to economic conditions generally and in the industries in which Earth Products may participate; competition within Earth Products' chosen industry, including competition from much larger competitors; technological advances and failure by Earth Products to successfully develop business relationships.

ITEM 2:   PLAN OF OPERATIONS

     We are a development stage company with no assets, recurring losses from inception, and we are dependent upon financing to continue operations. At the six month period ended June 30, 2002, we had $21,050 cash on hand with no total current liabilities.

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

                   PART II:   OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Part II Exhibits.

Exhibit    Description
-------    ------------

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


                                  EARTH PRODUCTS & TECHNOLOGIES, INC.

        8/08/02                     /s/ John W. Peters
Date ________________________  By:_______________________________________
                                  John W. Peters
                                  President, Principal Financial and
                                  Accounting Officer, and Director