Form 10QSB
period 2002-09-30
EARTH PRODUCTS & TECHNOLOGIES INC
filed 2002-10-30
CIK 790024

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For quarterly period ended: September 30, 2002


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

As of October 22, 2002, Earth Products & Technologies, Inc. had a total of 30,001,004 shares of common voting stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements..............................................3

Item 2: Plan of Operations.................................................9

Item 3: Controls and Procedures...........................................10

                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K.................................10

Signatures and Certifications.............................................10








                  PART I: FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2002 and 2001 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine month period ended September 30, 2002, are not necessarily indicative of results to be expected for any subsequent period.

               Earth Products & Technologies, Inc.
                       Financial Statements
                        September 30, 2002

               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS


                                                    Sept. 30,    December 31,
                                                      2002           2001
                                                 ------------- --------------
                                                   (Unaudited)
CURRENT ASSETS

 Cash                                            $     11,113  $      24,271
                                                 ------------- --------------

    TOTAL ASSETS                                 $     11,113  $      24,271
                                                 ============= ==============



               LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES                              $          -  $           -
                                                 ------------- --------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000
  shares authorized; 30,001,004 shares
  issued and outstanding                               30,001         30,001

Additional Paid in Capital                          3,982,906      3,982,906

Deficit Accumulated during the development stage   (4,001,794)    (3,988,636)
                                                 ------------- --------------

  Total Stockholders' Equity (deficit)                 11,113         24,271
                                                 ------------- --------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $     11,113  $      24,271
                                                 ============= ==============

               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                     Statement of Operations
                           (Unaudited)




                           For the        For the        For the        For the        From
                           three months   three months   nine months    nine months    inception on
                           ended Sept.30, ended Sept.30, ended Sept.30, ended Sept.30, February 10, 1986
                           2002           2001           2002           2001           to Sept.30, 2002
                           -------------- -------------- -------------- -------------- -----------------

REVENUE
  Revenue                  $           -  $           -  $           -  $           -  $      50,000
  Cost of goods sold                   -              -              -              -              -
                           -------------- -------------- -------------- -------------- --------------
   Gross Profit                        -              -              -              -         50,000

EXPENSES
  Selling expense                      -              -              -              -        109,489
  Depreciation and
   amortization                        -              -              -              -         67,187
  Research and development             -              -              -              -        153,773
  General and administrative       9,937          1,823         13,058          2,095      2,735,893
                           -------------- -------------- -------------- -------------- --------------

    Total Expenses                 9,937          1,823         13,058          2,095      3,066,342
                           -------------- -------------- -------------- -------------- --------------

OPERATING LOSS                    (9,937)        (1,823)       (13,058)        (2,095)    (3,016,342)
                           -------------- -------------- -------------- -------------- --------------
OTHER INCOME (EXPENSE)
  Bad debt                             -              -              -              -       (894,326)
  Bad debt recovery                    -              -              -              -        600,000
  Gain on disposition of
    debt (Note 2)                      -              -              -              -        103,284
  Interest expense                     -              -              -              -        (94,008)
  Loss on disposal of asset            -              -              -              -       (525,281)
  Discontinued operations              -              -              -              -       (689,191)
  Income taxes                         -              -           (100)             -         (1,553)
  Minority interest                    -              -              -              -         89,595
                           -------------- -------------- -------------- -------------- --------------
     Total Other Income
      (Expense)                        -              -           (100)             -     (1,411,480)
                           -------------- -------------- -------------- -------------- --------------

NET LOSS                   $      (9,937) $      (1,823) $     (13,158) $      (2,095) $  (4,427,822)
                           ============== ============== ============== ============== ==============
WEIGHTED AVERAGE LOSS
 PER SHARE                 $        0.00  $        0.00  $        0.00  $        0.00  $       (0.17)
                           ============== ============== ============== ============== ==============
WEIGHTED AVERAGE SHARES
OUTSTANDING                   30,001,004     27,381,004     30,001,004     27,381,004     26,527,927
                           ============== ============== ============== ============== ==============





                       Earth Products & Technologies, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)

                                                                                 From
                                                                                 Inception on
                                                   For the nine months ended     February 10, 1986
                                                            Sept. 30,            Through
                                                        2002          2001       Sept. 30, 2002
                                                  -------------- --------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Loss From Operations                        $     (13,158) $         (272) $     (4,427,822)

  Adjustments to Reconcile Net Cash Provided
   by Operating Activities:
      Bad Debt                                                -               -           894,326
      Depreciation and amortization                           -               -            93,309
      Loss on disposal of assets                              -               -           350,281
      Gain on disposition of assets                           -               -          (103,284)
      Common stock issued for services rendered               -               -           377,445
      Minority Interest                                       -               -           (89,595)
  Changes in operating assets and liabilities:
      (Net of effects of purchase/Spin-off of EWSI)
      (Increase) Decrease in:
         Accounts receivable                                  -               -           (98,803)
         Inventory                                            -               -            22,842
       Decrease in shareholder advances                       -               -             9,176
       Increase (decrease) in accounts payable,
         accrued expenses and payroll taxes                   -               -           583,579
                                                  -------------- --------------- -----------------

  Net Cash Provided (Used) by Operating Activities      (13,158)           (272)       (2,388,546)
                                                  -------------- --------------- -----------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Cash acquired/(spun-off) in acquisition of EWSI            -               -             6,241
   Cash advanced on note receivable                           -               -            (6,049)
   Investment in inventory                                    -               -          (381,143)
   Purchase of fixed assets                                   -               -          (121,743)
   Payment of organization costs                              -               -              (110)
   Cash advanced to subsidiary prior to acquisition           -               -          (200,000)
   Cash from sales of assets                                  -               -             1,970
                                                  -------------- --------------- -----------------

  Net Cash (Used) in Investing Activities         $           -  $            -  $       (700,834)
                                                  -------------- --------------- -----------------







                       Earth Products & Technologies, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)

                                                                                 From
                                                                                 Inception on
                                                   For the nine months ended     February 10, 1986
                                                            Sept. 30,            Through
                                                        2002          2001       Sept. 30, 2002
                                                  -------------- --------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Contribution by stockholders                              -               -           996,375
    Payment to stockholder                                    -               -           (13,202)
    Sale of common stock                                      -               -         1,295,685
    Cash received from debt financing                         -               -         1,581,384
    Cash paid on debt financing                               -               -          (759,749)
                                                  -------------- --------------- -----------------

  Net cash Provided from Financing Activities                 -               -         3,100,493
                                                  -------------- --------------- -----------------

NET INCREASE (DECREASE) IN CASH                         (13,158)           (272)           11,113

CASH AT BEGINNING OF PERIOD                              24,271          26,935                 -
                                                  -------------- --------------- -----------------

CASH AT ENDING OF PERIOD                          $      11,113  $       26,663  $         11,113
                                                  ============== =============== =================

SUPPLEMENTAL CASH FLOW INFORMATION

  CASH PAID FOR
    Interest                                      $           -  $            -  $        19,972
    Income taxes                                  $         100  $          100  $         1,553

  NON CASH FINANCING ACTIVITIES
    Issuance of stock in settlement of debt       $           -  $            -  $     1,446,858
    Capital contributed by shareholders           $           -  $            -  $       639,230
    Issuance of stock for services                $           -  $            -  $       377,445


               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 2002


GENERAL
-------

Earth Products & Technologies, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2001.

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

     In this quarterly report references to "Earth Products," "we," "us," and "our" refer to Earth Products & Technologies, Inc.

                    FORWARD LOOKING STATEMENTS

     This report contains certain forward-looking statements and for this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Earth Products' control. These factors include, but are not limited to, economic conditions generally, failure by management to successfully develop business relationships, competition within the merger and acquisitions market, and lack of operations.


ITEM 2:   PLAN OF OPERATIONS

     We are a development stage company with no assets and recurring losses from inception. As a result, we are dependent upon financing to continue operations. At the nine month period ended September 30, 2002, we had $11,113 cash on hand with no total current liabilities.

     We have no commitments for capital expenditures for the next twelve months. During the next twelve months we believe that our current cash needs can be met by cash on hand, and if necessary, loans from our directors, officers and stockholders, based on understandings we have with these individuals. However, these understandings are not formal agreements and therefore these persons are not obligated to provide funds. We may repay any loans, costs of services and advancements with cash, if available, or we may convert them into common stock.

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


ITEM 3: CONTROLS AND PROCEDURES

     As a result of new SEC regulations, our Board formalized our disclosure controls and procedures used to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On October 28, 2002, our President evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

     Also, the President did not identify any deficiencies or material weaknesses in our internal controls, nor did he identify fraud that involved our management who had a significant role in our internal controls. He did not find any deficiencies of weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.


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


                         EARTH PRODUCTS & TECHNOLOGIES, INC.


       10/28/02            /s/ John W. Peters
Date _____________     By:___________________________________________________
                          John W. Peters
                          President, Principal Financial Officer and Director

            PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, John W. Peters, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Earth Products & Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         10/28/02              /S/ John W. Peters
Date: ______________          ____________________________________
                              John W. Peters
                              Principal Executive Officer

            PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, John W. Peters, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Earth Products & Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


       10/28/02                 /S/ John W. Peters
Date: ______________          ____________________________________
                              John W. Peters
                              Principal Financial Officer