Form 10KSB
period 2002-12-31
EARTH PRODUCTS & TECHNOLOGIES INC
filed 2003-03-26
CIK 790024

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 Commission file number 33-3385LA


              EARTH PRODUCTS AND TECHNOLOGIES, INC.
             ---------------------------------------
      (Exact name of registrant as specified in its charter)

            Nevada                                     87-0430816
     -------------------------           -----------------------------------
     (State of  incorporation)           (I.R.S. Employer Identification No.)


2157 S. Lincoln Street, Salt Lake City, Utah         84106
---------------------------------------------      ----------
(Address of principal executive offices)            (Zip code)

Issuer's telephone number, including area code:  (801) 323-2395

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

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

As of March 4, 2003, the registrant had 30,001,004 common shares outstanding.

The aggregate market value of the shares of voting stock held by non-affiliates as of March 4, 2003, was approximately $299,010.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                        TABLE OF CONTENTS

                              PART I

Item 1.    Description of business..........................................3
Item 2.    Description of property..........................................6
Item 3.    Legal proceedings................................................6
Item 4.    Results of votes of security holders.............................6

                             PART II

Item 5.    Market for common equity and related stockholder matters.........6
Item 6.    Plan of operation................................................8
Item 7.    Financial statements.............................................8
Item 8.    Changes in and disagreements with accountants ..................27

                             PART III

Item 9.    Directors and executive officers; compliance with Section 16(a).27
Item 10.   Executive compensation..........................................27
Item 11.   Security ownership of certain beneficial owners and management..28
Item 12.   Certain relationships and related transactions..................28
Item 13.   Exhibits and reports on Form 8-K................................28
Item 14.   Controls and Procedures.........................................28
Signatures and Certifications..............................................29





            In this annual report references to "Earth Products," "we," "us," and "our" refer to Earth Products and Technologies, Inc.

      FORWARD LOOKING STATEMENTS

      This annual report contains certain forward-looking statements and for this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Earth Products's control. These factors include but are not limited to economic conditions generally and in the industries in which Earth Products may participate, competition within Earth Product's chosen industry, technological advances and failure by Earth Products to successfully develop business relationships.

                              PART I

                ITEM 1.   DESCRIPTION OF BUSINESS

Historical Development

      Earth Products was incorporated in the state of Nevada in 1986 under the name Mainstay Investments, Inc. In October 1997 we adopted our current name and from 1997 to 1998 we attempted to develop technologies to remove or reduce pollutants. As of January 1999 we had divested all of our operations and became inactive.

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

      Our management will analyze the business opportunities; however, none of our management are professional business analysts. (See, Part III, Item 9:
"Directors and Executive Officers; . . .") Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. As a result, management may rely on promoters or their affiliates, principal stockholders or associates to assist in the investigation and selection of business opportunities.

      Certain conflicts of interest exist or may develop between us and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and management of other blank check reporting companies. They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to us. Both of our directors and officers are directors of other blank check companies with a structure and a business plan which is identical to ours and they may, in the future, be involved with other blank check companies. In the process of negotiations for an acquisition or merger or determination of consulting fees related to investigation of a business opportunity our principal stockholders and management may consider their own personal pecuniary benefit or the interests of other blank check companies they are affiliated with rather than the best interests of our other stockholders.

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

      In our analysis of a business opportunity we anticipate that management will consider, among other things, the following factors:

      (1) Potential for growth and profitability, indicated by a new technology, anticipated market expansion, or new products;

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

      (7) Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

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

Form of Acquisition

      We cannot predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our needs and desires and those of the promoters of the opportunity. The legal structure or method deemed by management to be suitable will be selected based upon our review and our relative negotiating strength. Such methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization. We may be required to merge, consolidate or reorganize with other corporations or forms of business organizations. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a merger or reorganization transaction. As part of such a transaction, our existing directors may resign and new directors may be appointed without any vote by our stockholders.

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


  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We have not submitted a matter to a vote of our stockholders during the fourth quarter of the year ended December 31, 2002.


                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      Our common stock is listed and thinly traded on the OTC Bulletin Board under the symbol "EPAT." The following table represents the range of the high and low bid prices of our stock for each fiscal quarter during the past fiscal year as reported by the OTC Bulletin Board Historical Data Service. The prices reported for the year ended December 31, 2001 were provided by Nasdaq Trading and Market Services. Such quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

       Year            Quarter Ended            High            Low

       2001             March 31                $0.07          $0.06
                        June 30                  0.06           0.06
                        September 30             0.01           0.02
                        December 31              0.03           0.02

       2002             March 31                $0.03           0.01
                        June 30                  0.01           0.01
                        September 30             0.01           0.01
                        December 31              0.01           0.01

Holders and Dividends

      We have approximately 680 stockholders of record as of March 4, 2003. We have not granted options or warrants. We have not paid any cash dividends on our outstanding shares of common stock, and no cash dividends are contemplated to be paid in the foreseeable future.

Securities Under Equity Compensation Plans

      We do not have any securities authorized for issuance under any equity compensation plans.

Recent Sales of Unregistered Securities

      The following discussion describes all securities sold by us without registration during the past three years

      On September 28, 2001, we issued 1,000,000 common shares to Development Specialties, Inc. These shares were issued for consulting services and out of pocket expenses and were valued at $25,000. We relied on an exemption from registration provided by Section 4(2) of the Securities Act for a private transaction not involving a public distribution.

      On September 21, 2001, we issued 920,000 common shares to The Oxford Group, Inc. These shares were issued for investment banking and business management services and were valued at $18,500. We relied on an exemption from registration provided by Section 4(2) of the Securities Act for a private transaction not involving a public distribution.

      On September 21, 2001, we issued 700,000 common shares to Mutual Ventures Corporation. These shares were issued for business management and administrative services valued at $15,000. We relied on an exemption from registration provided by Section 4(2) of the Securities Act for a private transaction not involving a public distribution.

      On August 9, 2000, we issued 600,000 common shares to Columbia Financial Group, Inc. These shares were issued for public relations consulting services valued at $30,000. We relied on an exemption from registration provided by
Section 4(2) of the Securities Act for a private transaction not involving a public distribution.

      On July 9, 2000, we issued 300,000 common shares to Principal Holdings, Inc. in consideration for investment banking services valued at $20,000. We relied on an exemption from registration provided by Section 4(2) of the Securities Act for a private transaction not involving a public distribution.

      On July 6, 2000, we issued 200,000 common shares to The Oxford Group, Inc. in consideration for investment banking services valued at $12,000. We relied on an exemption from registration provided by Section 4(2) of the Securities Act for a private transaction not involving a public distribution.

      In connection with each of the isolated issuance's of our securities described above, we believe that each purchaser was aware that the securities had not been registered under federal securities laws; acquired the securities for his/her/its own account for investment purposes and not with a view to or for resale in connection with any distribution for purposes of the federal securities laws; understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition; and was aware that the certificate representing the securities would bear a legend restricting their transfer.

                   ITEM 6.   PLAN OF OPERATION

      Since our inception, we have funded our cash requirements through loans and equity transactions. As of the year ended December 31, 2002, we had $10,809 cash on hand and no total current liabilities. We did not record revenues for fiscal years 2002 or 2001 and our expenses were $13,362 for the year ended December 31, 2002 compared to $61,064 for the year ended December 31, 2001.

      We have no commitments for capital expenditures for the next twelve months. During the next twelve months we believe that our current cash needs can be met by cash on hand or loans from our directors, officers and stockholders based on understandings we have with these individuals. These understandings are not written agreements and therefore these persons are not obligated to provide funds. We may repay these loans, costs of services and advancements with cash, if available, or we may convert them into common stock.

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


                  ITEM 7.   FINANCIAL STATEMENTS

              EARTH PRODUCTS AND TECHNOLOGIES, INC.

                 (A Development Stage Company)

                       Financial Statements

                    December 31, 2002 and 2001

                             CONTENTS


Independent Auditor's Report ...............................................3

Balance Sheets .............................................................4

Statements of Operations ...................................................5

Statements of Stockholders' Equity .........................................6

Statements of Cash Flows ..................................................11

Notes to the Financial Statements .........................................13

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





                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Earth Products and Technologies, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheets of Earth Products and Technologies, Inc. (a development stage company) as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception February 10, 1986 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Earth Products and Technologies, Inc. (a development stage company) as of December 31, 2002 and 2001 and the results of its operations and cash flows for the years then ended and from inception February 10, 1986 through December 31, 2002 in conformity with generally accepted accounting principles in the United States of America.

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



/s/ Chisholm & Associates

Chisholm & Associates
North Salt Lake, Utah
January 2, 2003

               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                         December 31
                                                       2002       2001
                                                    ------------ ------------
CURRENT ASSETS

Cash                                                $    10,809  $    24,271
                                                    ------------ ------------

    TOTAL ASSETS                                    $    10,809  $    24,271
                                                    ============ ============



               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                 $         -  $         -

STOCKHOLDERS' EQUITY


Common Stock, $.001 par value; 50,000,000 shares
  authorized; 30,001,004 and 30,001,004 shares
  issued and outstanding                                 30,001       30,001

Additional Paid in Capital                            3,982,906    3,982,906

Deficit Accumulated during the development stage     (4,002,098)  (3,988,636)
                                                    ------------ ------------

  Total Stockholders' Equity (deficit)                   10,809       24,271
                                                    ------------ ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    10,809  $    24,271
                                                   ============ ============







The accompanying notes are an integral part of these financial statements

               Earth Products & Technologies, Inc.
                  (A Development  Stage Company)
                     Statement of Operations


                                                                 From
                                                                 Inception on
                                          For the Years Ended    February 10,
                                             December 31         1986 to
                                           2002        2001      Dec. 31, 2002
                                       ------------ ------------ -------------
REVENUE
  Revenue                              $         -  $         -  $     50,000
  Cost of goods sold                             -            -             -
                                       ------------ ------------ -------------
     Gross Profit                                -            -        50,000

EXPENSES
  Selling expense                                -            -       109,489
  Depreciation and amortization                  -            -        67,187
  Research and development                       -            -       153,773
  General and administrative                13,362       61,064     2,736,197
                                       ------------ ------------ -------------

    Total Expenses                          13,362       61,064     3,066,646
                                       ------------ ------------ -------------

OPERATING LOSS                             (13,362)     (61,064)   (3,016,646)
                                       ------------ ------------ -------------
OTHER INCOME (EXPENSE)
  Bad debt                                       -            -      (894,326)
  Bad debt recovery                              -            -       600,000
  Gain on disposition of debt (Note 2)           -            -       103,284
  Interest expense                               -            -       (94,008)
  Loss on disposal of asset                      -            -      (525,281)
  Discontinued operations                        -            -      (689,191)
  Income taxes                                (100)        (100)       (1,553)
  Minority interest                              -            -        89,595
                                       ------------ ------------ -------------
    Total Other Income (Expense)              (100)        (100)   (1,411,480)
                                       ------------ ------------ -------------

NET LOSS                               $   (13,462) $   (61,164) $ (4,428,126)
                                       ============ ============ =============

WEIGHTED AVERAGE LOSS PER SHARE        $     (0.00) $     (0.00) $      (0.16)
                                       ============ ============ =============

WEIGHTED AVERAGE SHARES OUTSTANDING     30,001,004   28,145,171    26,417,671
                                       ============ ============ =============



The accompanying notes are an integral part of these financial statements


                     Earth Products & Technologies, Inc.
                        (A Development Stage Company)
                     Statements of Stockholders' Equity
        From Inception on February 10, 1986 through December 31,2002

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





                    Earth Products and Technologies, Inc.
                        (A Development Stage Company)
                      Statements of Stockholders' Equity
        From Inception on February 10, 1986 through December 31,2002


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


                                     -7-





                    Earth Products and Technologies, Inc.
                        (A Development Stage Company)
                      Statements of Stockholders' Equity
        From Inception on February 10, 1986 through December 31,2002


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

Shares issued to officers and
  directors at $.50 per share
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





                    Earth Products and Technologies, Inc.
                        (A Development Stage Company)
                      Statements of Stockholders' Equity
        From Inception on February 10, 1986 through December 31,2002



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


  The accompanying notes are an integral part of these financial statements





                    Earth Products and Technologies, Inc.
                        (A Development Stage Company)
                      Statements of Stockholders' Equity
        From Inception on February 10, 1986 through December 31,2002


                                                                     Deficit
                                                                     Accumulated
                                     Common Stock      Additional    During the
                                 --------------------- Paid-in       Development   Treasury     Minority
                                 Shares     Amount     Capital       Stage         Stock        Interest
                                 ---------- ---------- ------------- ------------- ------------ ------------
Balance - December 31, 2000      27,381,004    27,381     3,927,026    (3,927,472)           -            -

Shares issued for services at
 $0.021 per share                   700,000       700        14,300             -            -            -

Shares issued for services at
 $0.02 per share                    920,000       920        17,580             -            -            -

Shares issued for services at
 $0.025 per share                 1,000,000     1,000        24,000             -            -            -

Net loss for the year ended
 December 31, 2001                        -         -             -       (61,164)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 2001      30,001,004    30,001     3,982,906    (3,988,636)           -            -

Net loss for the year ended
 December 31, 2002                        -         -             -       (13,462)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 2002      30,001,004 $  30,001  $  3,982,906  $ (4,002,098) $         -  $         -
                                 ========== ========== ============= ============= ============ ============






 The accompanying notes are an integral part of these financial statements.





                    Earth Products and Technologies, Inc.
                        (A Development Stage Company)
                           Statement of Cash Flows

                                                                                  From
                                                                                  Inception on
                                                           For the Years Ended    February 10,
                                                              December 31         1986 Through
                                                            2002        2001      Dec. 31, 2002
                                                        ------------ ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Loss From Operations                              $   (13,462) $   (61,164) $ (4,428,126)

  Adjustments to Reconcile Net Cash Provided
  by Operating Activities:
    Bad Debt                                                      -            -       894,326
    Depreciation and amortization                                 -            -        93,309
    Loss on disposal of assets                                    -            -       350,281
    Gain on disposition of assets                                 -            -      (103,284)
    Common stock issued for services rendered                     -       58,500       377,445
    Minority Interest                                             -            -       (89,595)
  Changes in operating assets and liabilities:
  (Net of effects of purchase/Spin-off of EWSI)
    (Increase) Decrease in:
       Accounts receivable                                        -            -       (98,803)
       Inventory                                                  -            -        22,842
     Decrease in shareholder advances                             -            -         9,176
     Increase (decrease) in accounts payable,
      accrued expenses and payroll taxes                          -            -       583,579
                                                        ------------ ------------ -------------

  Net Cash Provided (Used) by Operating Activities          (13,462)      (2,664)   (2,388,850)
                                                        ------------ ------------ -------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Cash acquire/(spun-off) in acquisition of EWSI                  -            -         6,241
  Cash advanced on note receivable                                -            -        (6,049)
  Investment in inventory                                         -            -      (381,143)
  Purchase of fixed assets                                        -            -      (121,743)
  Payment of organization costs                                   -            -          (110)
  Cash advanced to subsidiary prior to acquisition                -            -      (200,000)
  Cash from sales of assets                                       -            -         1,970
                                                        ------------ ------------ -------------

  Net Cash (Used) in Investing Activities               $         -  $         -  $   (700,834)
                                                        ------------ ------------ -------------




  The accompanying notes are an integral part of these financial statements




                    Earth Products and Technologies, Inc.
                        (A Development Stage Company)
                           Statement of Cash Flows


                                                                                  From
                                                                                  Inception on
                                                           For the Years Ended    February 10,
                                                              December 31         1986 Through
                                                            2002        2001      Dec. 31, 2002
                                                        ------------ ------------ -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Contribution by stockholders                                    -            -       996,375
  Payment to stockholder                                          -            -       (13,202)
  Sale of common stock                                            -            -     1,295,685
  Cash received from debt financing                               -            -     1,581,384
  Cash paid on debt financing                                     -            -      (759,749)
                                                        ------------ ------------ -------------

  Net cash Provided from Financing Activities                     -            -     3,100,493
                                                        ------------ ------------ -------------

NET INCREASE (DECREASE) IN CASH                             (13,462)      (2,664)       10,809

CASH AT BEGINNING OF PERIOD                                  24,271       26,935             -
                                                        ------------ ------------ -------------

CASH AT ENDING OF PERIOD                                $    10,809  $    24,271  $     10,809
                                                        ============ ============ =============

SUPPLEMENTAL CASH FLOW INFORMATION

  CASH PAID FOR
    Interest                                            $         -  $         -  $     19,972
    Income taxes                                        $       100  $       100  $      1,453

  NON CASH FINANCING ACTIVITIES
    Issuance of stock in settlement of debt             $         -  $         -  $  1,446,858
    Capital contributed by shareholders                 $         -  $         -  $    639,230
    Issuance of stock for services                      $         -  $    58,500  $    377,445








       The accompanying notes are an integral part of these financial statements





              Earth Products and Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001

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

       c.    Cash and Cash Equivalents

       The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

              Earth Products and Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001

NOTE 1 - Summary of Significant Accounting Policies (continued)

       d.    Earnings (Loss) Per Share

       The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.


                                       Income (loss)   Shares      Per Share
                                        (Numerator) (Denominator)   Amount
                                        ------------ ------------ ------------
For the year ended December 31, 2002:

 Basic EPS
  Income (loss) to common stockholders  $   (13,462)  28,145,171  $    (0.00)
                                        ============ ============ ===========

For the year ended December 31, 2001:

 Basic EPS
  Income (loss) to common stockholders  $   (61,664)  28,145,171  $    (0.00)
                                        ============ ============ ===========
From inception on February 10, 1986 to
December 31, 2002:

 Basic EPS
  Income (loss) to common stockholders  $(4,428,126)  26,417,671  $    (0.16)
                                        ============ ============ ===========


       e.    Provision for Income Taxes

       No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $4,369,626 which will be offset against future taxable income. These NOL carryforwards began to expire in the year 2007 through 2014. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused. The valuation allowance of the losses carryforwards offsets any potential tax benefit. These NOL's may also be limited to use due to the change in ownership.

       Deferred tax asset and the valuation account is as follows at December 31, 2002 and 2001:
                                                     December 31,
                                                 2002          2001
                                             ------------- --------------
    Deferred tax asset:
         NOL carryforward                    $  1,328,500  $   1,324,400

         Valuation allowance                   (1,328,500)    (1,324,400)
                                             ------------- --------------

                                             $          -  $           -
                                             ============= ==============

              Earth Products and Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001

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

              Earth Products and Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001

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

              Earth Products and Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001

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

              Earth Products and Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001

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

     ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

      We have not had a change in, or disagreement with, our principal independent accountant during the past two fiscal years.

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

      Name             Age      Position                       Director Since
      ----             ----     --------                       --------------
      John W. Peters    51      President, Director            June 9, 1997
      Ariika Mason      22      Secretary/Treasurer, Director  June 15, 2001

      John W. Peters.   Mr. Peters served as our corporate Secretary/Treasurer
since January 1997 and Operations Manager from1993 through 1995. From July 1999 to present he has been employed as the manager of Development Specialties, Inc. a property management company. Prior business experience includes President of Certified Environmental Laboratories, Inc. and Vice President of Sales and Marketing for Comco Communications Corp. in California. He is a director of Bingham Canyon Corporation, Cancer Capital Corp. and Skinovation Pharmaceutical Incorporated, which are blank check reporting companies. Mr. Peters studied business administration at Long Beach Community College and California Polytechnic State University in San Louis Obispo, California.

      Ariika Mason. From January 1999 through the present Ms. Mason has worked as a customer relations specialist for First Equity Holdings Corp. From July of 1997 to January 1999 she was employed by Utah Internet as a secretary. From February 1997 through June 1997 she worked as a receptionist for Universal Business Insurance. She is a director of WorldNet of Nevada, Inc., a blank check reporting company. She attended Salt Lake Community College located in Salt Lake City, Utah during 1999.

Section 16(a) Beneficial Ownership Reporting Compliance

      We do not have a class of securities registered under the Securities Exchange Act of 1934, and, therefore, our officers, directors and holders of more than 10% of our outstanding shares are not subject to the provisions of
Section 16(a).

                ITEM 10.   EXECUTIVE COMPENSATION

      None of our named executive officers received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights from us during the past three fiscal years. Mr. Peters who acts in the capacity similar to chief executive officer did not receive compensation during the 2002 fiscal year. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

      WE do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the beneficial ownership of our outstanding common stock of our management. We are unaware of any person or group who beneficially owns more than 5% of our outstanding common stock. Beneficial ownership is determined according to the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The inclusion of any shares as beneficially owned does not constitute an admission of beneficial ownership of those shares. The percentage of beneficial ownership is based on 30,001,004 shares of common stock outstanding as of March 4, 2003.


                            MANAGEMENT

Name and Address of                Number of Shares of
Beneficial Owners                  Common Stock         Percentage of Class
--------------------------------- -------------------- ---------------------
John W. Peters                     100,000                   Less than 1%
2157 S. Lincoln Street
Salt Lake City, Utah 84106


    ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      We have not engaged in any transactions in excess of $60,000 during the past two years, nor do we propose to engage in any such transactions, involving our executive officers, directors, more than 5% stockholders or immediate family members of such persons.

           ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

 3.1            Articles of Incorporation of Earth Products
                (Incorporated by reference to exhibit 3.1 of Form S-18 registration statement.)

 3.2 By-laws of Earth Products (Incorporated by reference to exhibit 3.2 of Form S-18 registration statement)

99.1            Section 1350 certification


Reports on Form 8-K

      None

                ITEM 14.   CONTROLS AND PROCEDURES

      During the year ended December 31, 2002, we formalized the procedures we rely on to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On March 17, 2003, our principal executive and financial officer, John W. Peters, evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

      Also, Mr. Peters did not identify any deficiencies or material weaknesses in our internal controls, nor did he identify fraud that involved management or other employees who had a significant role in our internal controls. He did not find any deficiencies or weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.


                            SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, who are duly authorized.


                                EARTH PRODUCTS AND TECHNOLOGIES, INC.

                                /s/ John W. Peters
Date:   March 18, 2003     By:_________________________________________
                              John W. Peters
                              President, Principal Executive and Financial
                              Officer and Director


      In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.



                                 /s/ Ariika Mason
Date: March 18, 2003        By: ________________________________________
                                Ariika Mason
                                Secretary/Treasurer and Director


            PRINCIPAL EXECUTIVE OFFICER CERTIFICATION


I, John W. Peters, certify that:

1. I have reviewed this annual report on Form 10-KSB of Earth Products and Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                               /s/ John W. Peters
Date: March 18, 2003           ____________________________________
                               John W. Peters
                               Principal Executive Officer



            PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, John W. Peters, certify that:

1. I have reviewed this annual report on Form 10-KSB of Earth Products and Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                          /s/ John W. Peters
Date: March 18, 2003      _________________________________________________
                          John W. Peters
                          Principal Financial Officer