Form 10QSB
period 2003-03-31
EARTH PRODUCTS & TECHNOLOGIES INC
filed 2003-05-12
CIK 790024

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For quarterly period ended March 31, 2003


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

As of April 17, 2003, Earth Products & Technologies, Inc. had a total of 30,001,004 shares of common voting stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements...............................................3

Item 2:  Plan of Operations ................................................9

Item 3:  Controls and Procedures...........................................10

                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K .................................10

Signatures and Certifications..............................................10



                  PART I: FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

            The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2003 and 2002 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2003, are not necessarily indicative of results to be expected for any subsequent period.

               Earth Products & Technologies, Inc.

                       Financial Statements

                          March 31, 2003

               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                    March  31,   December 31
                                                       2003         2002
                                                  ------------- -------------
                                                    (Unaudited)

CURRENT ASSETS

Cash                                              $     10,709  $     10,809
                                                  ------------- -------------

    TOTAL ASSETS                                  $     10,709  $     10,809
                                                  ============= =============



               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                               $          -  $          -
                                                  ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000
  shares authorized; 30,001,004 shares
  issued and outstanding                                30,001        30,001

Additional Paid in Capital                           3,982,906     3,982,906

Deficit Accumulated during the development stage    (4,002,198)   (4,002,098)
                                                  ------------- -------------

  Total Stockholders' Equity (deficit)                  10,709        10,809
                                                  ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $     10,709  $     10,809
                                                  ============= =============

               Earth Products & Technologies, Inc.
                  (A Development  Stage Company)
                     Statement of Operations
                           (Unaudited)
                                                                 From
                                                                 inception on
                                     For the three For the three February 10,
                                     months ended  months ended  1986 to
                                     March 31,     March 31,     March 31,
                                     2003          2002          2003
                                     ------------- ------------- -------------
REVENUE
  Revenue                            $          -  $          -  $     50,000
  Cost of goods sold                            -             -             -
                                     ------------- ------------- -------------
     Gross Profit                               -             -        50,000

EXPENSES
  Selling expense                               -             -       109,489
  Depreciation and amortization                 -             -        67,187
  Research and development                      -             -       153,773
  General and administrative                    -           556     2,736,197
                                     ------------- ------------- -------------
    Total Expenses                              -           556     3,066,646
                                     ------------- ------------- -------------

OPERATING LOSS                                  -          (556)   (3,016,646)
                                     ------------- ------------- -------------
OTHER INCOME (EXPENSE)
  Bad debt                                      -             -      (894,326)
  Bad debt recovery                             -             -       600,000
  Gain on disposition of debt (Note 2)          -             -       103,284
  Interest expense                              -             -       (94,008)
  Loss on disposal of asset                     -             -      (525,281)
  Discontinued operations                       -             -      (689,191)
  Income taxes                               (100)         (100)       (1,653)
  Minority interest                             -             -        89,595
                                     ------------- ------------- -------------

    Total Other Income (Expense)             (100)         (100)   (1,411,580)
                                     ------------- ------------- -------------

NET LOSS                             $       (100) $       (656) $ (4,428,226)
                                     ============= ============= =============

WEIGHTED AVERAGE LOSS PER SHARE      $       0.00  $       0.00  $      (0.16)
                                     ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING    30,001,004    30,001,004    26,500,000
                                     ============= ============= =============



                      Earth Products & Technologies, Inc.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)

                                                                              From
                                                                              inception on
                                                                              February 10,
                                                  For the three months ended  1986 through
                                                           March 31,          March 31,
                                                       2003          2002     2003
                                                  ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net Loss From Operations                         $       (100) $       (656) $ (4,428,226)

 Adjustments to Reconcile Net Cash
  Provided by Operating Activities:
    Bad Debt                                                 -             -       894,326
    Depreciation and amortization                            -             -        93,309
    Loss on disposal of assets                               -             -       350,281
    Gain on disposition of assets                            -             -      (103,284)
    Common stock issued for services rendered                -             -       377,445
    Minority Interest                                        -             -       (89,595)
 Changes in operating assets and liabilities:
   (Net of effects of purchase/Spin-off of EWSI)
   (Increase) Decrease in:
      Accounts receivable                                    -             -       (98,803)
      Inventory                                              -             -        22,842
    Decrease in shareholder advances                         -             -         9,176
    Increase (decrease) in accounts payable,
     accrued expenses and payroll taxes                      -             -       583,579
                                                  ------------- ------------- -------------
  Net Cash Provided (Used) by
   Operating Activities                                   (100)         (656)   (2,388,950)
                                                  ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Cash acquired/(spun-off)in acquisition of EWSI              -             -         6,241
 Cash advanced on note receivable                            -             -        (6,049)
 Investment in inventory                                     -             -      (381,143)
 Purchase of fixed assets                                    -             -      (121,743)
 Payment of organization costs                               -             -          (110)
 Cash advanced to subsidiary prior to acquisition            -             -      (200,000)
 Cash from sales of assets                                   -             -         1,970
                                                  ------------- ------------- -------------
  Net Cash (Used) in Investing Activities         $          -  $          -  $   (700,834)
                                                  ------------- ------------- -------------




                                       6



                      Earth Products & Technologies, Inc.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)

                                                                              From
                                                                              inception on
                                                                              February 10,
                                                  For the three months ended  1986 through
                                                           March 31,          March 31,
                                                       2003          2002     2003
                                                  ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Contribution by stockholders                                -             -       996,375
 Payment to stockholder                                      -             -       (13,202)
 Sale of common stock                                        -             -     1,295,685
 Cash received from debt financing                           -             -     1,581,384
 Cash paid on debt financing                                 -             -      (759,749)
                                                  ------------- ------------- -------------

 Net cash Provided from Financing Activities                 -             -     3,100,493
                                                  ------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH                           (100)         (656)       10,709

CASH AT BEGINNING OF PERIOD                             10,809        24,271             -
                                                  ------------- ------------- -------------

CASH AT ENDING OF PERIOD                          $     10,709  $     23,615  $     10,709
                                                  ============= ============= =============

SUPPLEMENTAL CASH FLOW INFORMATION

  CASH PAID FOR
    Interest                                      $          -  $          -  $     19,972
    Income taxes                                  $        100  $        100  $      1,653

  NON CASH FINANCING ACTIVITIES
    Issuance of stock in settlement of debt       $          -  $          -  $  1,446,858
    Capital contributed by shareholders           $          -  $          -  $    639,230
    Issuance of stock for services                $          -  $          -  $    377,445





               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          March 31, 2003


GENERAL

Earth Products & Technologies, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2002.

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


ITEM 2:   PLAN OF OPERATIONS

      We are a development stage company with no assets and recurring losses from inception. As a result, we are dependent upon financing to continue operations. At the three month period ended March 31, 2003, we had $10,709 cash on hand with no total current liabilities.

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


ITEM 3: CONTROLS AND PROCEDURES

      We rely on controls and procedures to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On May 6, 2003, our principal executive and financial officer, John
W. Peters, evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

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

Part II Exhibits.

 3.1      Articles of Incorporation (Incorporated by reference to exhibit
          3.1 of Form S-18 registration statement, File No. 33-3385-LA.)

 3.2 By-laws of Earth Products (Incorporated by reference to exhibit 3.2 of Form S-18 registration statement, File No. 33-3385-LA.)

 99.1     Section 1350 Certification

Reports on Form 8-K

      None


                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report be signed on its behalf by the undersigned, thereunto duly authorized.


                              EARTH PRODUCTS & TECHNOLOGIES, INC.


                                /S/ John W. Peters
Date: May 6, 2003           By:_______________________________________
                               John W. Peters
                               President, Principal Financial Officer and
                               Director

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


                                     /s/ John W. Peters
Date: May 6, 2003                   ____________________________________
                                    John W. Peters
                                    Principal Executive Officer

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


                                    /s/ John W. Peters
Date: May 6, 2003                   ____________________________________
                                    John W. Peters
                                    Principal Financial Officer