Form 10QSB
period 2003-06-30
EARTH PRODUCTS & TECHNOLOGIES INC
filed 2003-08-01
CIK 790024

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT  OF 1934

             For quarterly period ended June 30, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               Commission File Number 033-03385-LA

               EARTH PRODUCTS & TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)


       Nevada                                                87-0430816
State of incorporation)                (I.R.S. Employer Identification Number)


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

As of July 28, 2003, Earth Products & Technologies, Inc. had a total of 30,001,004 shares of common voting stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements............................................3

Item 2:  Plan of Operations..............................................9

Item 3:  Controls and Procedures........................................10

                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K...............................10

Signatures..............................................................10




                  PART I: FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

       The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2003 and 2002 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six period ended June 30, 2003, are not necessarily indicative of results to be expected for any subsequent period.

               Earth Products & Technologies, Inc.
                       Financial Statements
                          June 30, 2003

               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS


                                                    June 30,      December 31
                                                      2003           2002
                                                   ------------- -------------
                                                    (Unaudited)
CURRENT ASSETS
 Cash                                              $      9,463  $     10,809
                                                   ------------- -------------

   TOTAL ASSETS                                    $      9,463  $     10,809
                                                   ============= =============



               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                $          -  $          -
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000
   shares authorized; 30,001,004 shares
   issued and outstanding                                30,001        30,001

Additional paid in capital                            3,982,906     3,982,906

Deficit accumulated during the development stage     (4,003,444)   (4,002,098)
                                                   ------------- -------------

  Total Stockholders' Equity (deficit)                    9,463        10,809
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $      9,463  $     10,809
                                                   ============= =============



                      Earth Products & Technologies, Inc.
                         (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)

                                                                                         From
                                                                                         Inception on
                             For the        For the        For the        For the        February 10,
                             three months   three months   six months     six months     1986
                             ended June 30, ended June 30, ended June 30, ended June 30, to June 30,
                             2003           2002           2003           2002           2003
                             -------------- -------------- -------------- -------------- --------------
REVENUE
  Revenue                     $          -  $           -  $           -  $           -  $      50,000
  Cost of goods sold                     -              -              -              -              -
                             -------------- -------------- -------------- -------------- --------------
   Gross Profit                          -              -              -              -         50,000

EXPENSES
  Selling expense                        -              -              -              -        109,489
  Depreciation and amortization          -              -              -              -         67,187
  Research and development               -              -              -              -        153,773
  General and administrative         1,246          2,565          1,246          3,121      2,737,443
                             -------------- -------------- -------------- -------------- --------------

   Total Expenses                    1,246          2,565          1,246          3,121      3,067,892
                             -------------- -------------- -------------- -------------- --------------

OPERATING LOSS                      (1,246)        (2,565)        (1,246)        (3,121)    (3,017,892)
                             -------------- -------------- -------------- -------------- --------------

OTHER INCOME (EXPENSE)
  Bad debt                               -              -              -              -       (894,326)
  Bad debt recovery                      -              -              -              -        600,000
  Gain on disposition
   of debt (Note 2)                      -              -              -              -        103,284
  Interest expense                       -              -              -              -        (94,008)
  Loss on disposal of asset              -              -              -              -       (525,281)
  Discontinued operations                -              -              -              -       (689,191)
  Income taxes                           -              -           (100)          (100)        (1,653)
  Minority interest                      -              -              -              -         89,595
                             -------------- -------------- -------------- -------------- --------------
   Total Other Income (Expense)          -              -           (100)          (100)    (1,411,580)
                             -------------- -------------- -------------- -------------- --------------

NET LOSS                     $      (1,246) $      (2,565) $      (1,346) $      (3,221) $  (4,429,472)
                             ============== ============== ============== ============== ==============
WEIGHTED AVERAGE
 LOSS PER SHARE              $        0.00  $        0.00  $        0.00  $        0.00  $       (0.16)
                             ============== ============== ============== ============== ==============
WEIGHTED AVERAGE
 SHARES OUTSTANDING             30,001,004     30,001,004     30,001,004     30,001,004     26,563,187
                             ============== ============== ============== ============== ==============


                                       5


                      Earth Products & Technologies, Inc.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)





                                                                                    From
                                                                                    Inception on
                                                        For the six months ended    February 10, 1986
                                                                 June 30,           Through
                                                            2003         2002       June 30, 2003
                                                        ------------- ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Loss From Operations                              $     (1,346) $     (3,221) $  (4,429,472)

  Adjustments to Reconcile Net Cash Provided
   by Operating Activities:
      Bad Debt                                                     -             -        894,326
      Depreciation and amortization                                -             -         93,309
      Loss on disposal of assets                                   -             -        350,281
      Gain on disposition of assets                                -             -       (103,284)
      Common stock issued for services rendered                    -             -        377,445
      Minority Interest                                            -             -        (89,595)
   Changes in operating assets and liabilities:
    (Net of effects of purchase/Spin-off of EWSI)
      (Increase) Decrease in:
         Accounts receivable                                       -             -        (98,803)
         Inventory                                                 -             -         22,842
       Decrease in shareholder advances                            -             -          9,176
       Increase (decrease) in accounts payable,
        accrued expenses and payroll taxes                         -             -        583,579
                                                        ------------- ------------- --------------

   Net Cash Provided (Used) by Operating Activities           (1,346)       (3,221)    (2,390,196)
                                                        ------------- ------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash acquired/(spun-off) in acquisition of EWSI                 -             -          6,241
   Cash advanced on note receivable                                -             -         (6,049)
   Investment in inventory                                         -             -       (381,143)
   Purchase of fixed assets                                        -             -       (121,743)
   Payment of organization costs                                   -             -           (110)
   Cash advanced to subsidiary prior to acquisition                -             -       (200,000)
   Cash from sales of assets                                       -             -          1,970
                                                        ------------- ------------- --------------

   Net Cash (Used) in Investing Activities              $          -  $          -  $    (700,834)
                                                        ------------- ------------- --------------









                      Earth Products & Technologies, Inc.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)


                                                                                    From
                                                                                    Inception on
                                                        For the six months ended    February 10, 1986
                                                                 June 30,           Through
                                                            2003         2002       June 30, 2003
                                                        ------------- ------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Contribution by stockholders                                    -             -        996,375
   Payment to stockholder                                          -             -        (13,202)
   Sale of common stock                                            -             -      1,295,685
   Cash received from debt financing                               -             -      1,581,384
   Cash paid on debt financing                                     -             -       (759,749)
                                                        ------------- ------------- --------------

   Net cash Provided from Financing Activities                     -             -      3,100,493
                                                        ------------- ------------- --------------

NET INCREASE (DECREASE) IN CASH                               (1,346)       (3,221)         9,463

CASH AT BEGINNING OF PERIOD                                   10,809        24,271              -
                                                        ------------- ------------- --------------

CASH AT ENDING OF PERIOD                                $      9,463  $     21,050  $       9,463
                                                        ============= ============= ==============


SUPPLEMENTAL CASH FLOW INFORMATION

  CASH PAID FOR
   Interest                                             $          -  $          -  $      19,972
   Income taxes                                         $        100  $        100  $       1,653

  NON CASH FINANCING ACTIVITIES
   Issuance of stock in settlement of debt              $          -  $          -  $   1,446,858
   Capital contributed by shareholders                  $          -  $          -  $     639,230
   Issuance of stock for services                       $          -  $          -  $     377,445







               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2003


GENERAL
-------

Earth Products & Technologies, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2002.

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

ITEM 2:   PLAN OF OPERATIONS

     We are a development stage company with no assets and recurring losses from inception. As a result, we are dependent upon financing to continue operations. At the six month period ended June 30, 2003, we had $9,463 cash on hand with no total current liabilities.

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

ITEM 3: CONTROLS AND PROCEDURES

     Our President, who acts in the capacity of principal executive officer and principal financial officer, has designed and established disclosure controls and procedures to ensure that material information is made known to him in a timely manner by others within the company. Our President reevaluated the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures.

     Also, our President evaluated the design or operation of our internal control over financial reporting which relates to our ability to record, process, summarize and report financial information. He did not find any significant deficiency or material weakness which would require changes to be made or corrective actions to be taken related to our internal control over financial reporting. Nor did he identify fraud that involved management or other employees who had a significant role in our internal control over financial reporting.

                   PART II:   OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

Part II Exhibits.

3.1 Articles of Incorporation (Incorporated by reference to exhibit 3.1 of Form S-18 registration statement, File No. 033-03385-LA.)
3.2 By-laws of Earth Products (Incorporated by reference to exhibit 3.2 of Form S-18 registration statement, File No. 033-03385-LA.)
31.1   Section 302 Principal Executive Officer Certification
31.2   Section 302 Principal Financial Officer Certification
32.1   Section 1350 Certification

Reports on Form 8-K

       None


                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report be signed on its behalf by the undersigned, thereunto duly authorized.


                                  EARTH PRODUCTS & TECHNOLOGIES, INC.


                                      /S/ John W. Peters
Date: July 30, 2003               By:_______________________________________
                                     John W. Peters
                                     President, Principal Financial Officer
                                     and Director