Form 10QSB
period 2003-09-30
EARTH PRODUCTS & TECHNOLOGIES INC
filed 2003-11-07
CIK 790024

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For quarterly period ended September 30, 2003


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

As of October 28, 2003 Earth Products & Technologies, Inc. had a total of 30,001,004 shares of common voting stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements.......................................... 3

Item 2:  Plan of Operations ........................................... 9

Item 3:  Controls and Procedures ......................................10

                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K .............................10

Signatures ............................................................10









                  PART I: FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

       The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2003 and 2002 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine period ended September 30, 2003, are not necessarily indicative of results to be expected for any subsequent period.

               Earth Products & Technologies, Inc.

                       Financial Statements

                        September 30, 2003

               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                          Balance Sheets



                              ASSETS



                                                     Sept. 30,   December 31
                                                       2003         2002
                                                   ------------- -------------
                                                    (Unaudited)
CURRENT ASSETS

Cash                                               $      9,077  $     10,809
                                                   ------------- -------------

   TOTAL ASSETS                                           9,077        10,809
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                $          -  $          -
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000
  shares authorized; 30,001,004 shares
  issued and outstanding                                 30,001        30,001

Additional paid in capital                            3,982,906     3,982,906

Deficit accumulated during the development stage     (4,003,830)   (4,002,098)
                                                   ------------- -------------

  Total Stockholders' Equity (deficit)                    9,077        10,809
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $      9,077  $     10,809
                                                   ============= =============

               Earth Products & Technologies, Inc.
                  (A Development  Stage Company)
                     Statement of Operations
                           (Unaudited)




                                                                                          From
                                                                                          inception on
                              For the three  For the three  For the nine   For the nine   February 10,
                              months ended   months ended   months ended   months ended   1986 to
                              Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,
                              2003           2002           2003           2002           2003
                              -------------- -------------- -------------- -------------- ---------------

REVENUE
  Revenue                                 -              -              -              -          50,000
  Cost of goods sold                      -              -              -              -               -
                              -------------- -------------- -------------- -------------- ---------------
     Gross Profit                         -              -              -              -          50,000

EXPENSES
  Selling expense                         -              -              -              -         109,489
  Depreciation and amortization           -              -              -              -          67,187
  Research and development                -              -              -              -         153,773
  General and administrative            385          9,937          1,632         13,058       2,737,828
                              -------------- -------------- -------------- -------------- ---------------

    Total Expenses                      385          9,937          1,632         13,058       3,068,277
                              -------------- -------------- -------------- -------------- ---------------

OPERATING LOSS                         (385)        (9,937)        (1,632)       (13,058)     (3,018,277)
                              -------------- -------------- -------------- -------------- ---------------
OTHER INCOME (EXPENSE)
  Bad debt                                -              -              -              -        (894,326)
  Bad debt recovery                       -              -              -              -         600,000
  Gain on disposition of
    debt (Note 2)                         -              -              -              -         103,284
  Interest expense                        -              -              -              -         (94,008)
  Loss on disposal of asset               -              -              -              -        (525,281)
  Discontinued operations                 -              -              -              -        (689,191)
  Income taxes                            -              -           (100)          (100)         (1,653)
  Minority interest                       -              -              -              -          89,595
                              -------------- -------------- -------------- -------------- ---------------
    Total Other Income (Expense)          -              -           (100)          (100)     (1,411,580)
                              -------------- -------------- -------------- -------------- ---------------

NET LOSS                      $        (385) $      (9,937) $      (1,732) $     (13,158) $   (4,429,857)
                              ============== ============== ============== ============== ===============
WEIGHTED AVERAGE LOSS
 PER SHARE                    $           -  $           -  $           -  $           -  $        (0.16)
                              ============== ============== ============== ============== ===============
WEIGHTED AVERAGE
 SHARES OUTSTANDING              30,001,004     30,001,004     30,001,004     30,001,004      26,614,754
                              ============== ============== ============== ============== ===============







                       Earth Products & Technologies, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)


                                                                                        From
                                                                                        Inception on
                                                             For the nine months ended  February 10,
                                                                     Sept. 30,          1986 Through
                                                            --------------------------- Sept 30,
                                                                2003             2002   2003
                                                            ------------- ------------- -------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net Loss From Operations                                  $     (1,732) $    (13,158) $ (4,429,858)
  Adjustments to Reconcile Net Cash Provided
   by Operating Activities:
      Bad Debt                                                         -             -       894,326
      Depreciation and amortization                                    -             -        93,309
      Loss on disposal of assets                                       -             -       350,281
      Gain on disposition of assets                                    -             -      (103,284)
      Common stock issued for services rendered                        -             -       377,445
      Minority Interest                                                -             -       (89,595)
  Changes in operating assets and liabilities:
  (Net of effects of purchase/Spin-off of EWSI)
     (Increase) Decrease in:
        Accounts receivable                                            -             -       (98,803)
        Inventory                                                      -             -        22,842
        Decrease in shareholder advances                               -             -         9,176
        Increase (decrease) in accounts payable,
         accrued expenses and payroll taxes                            -             -       583,579
                                                            ------------- ------------- -------------

  Net Cash Provided (Used) by Operating Activities                (1,732)      (13,158)   (2,390,582)
                                                            ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Cash acquired/(spun-off) in acquisition of EWSI                      -             -         6,241
  Cash advanced on note receivable                                     -             -        (6,049)
  Investment in inventory                                              -             -      (381,143)
  Purchase of fixed assets                                             -             -      (121,743)
  Payment of organization costs                                        -             -          (110)
  Cash advanced to subsidiary prior to acquisition                     -             -      (200,000)
  Cash from sales of assets                                            -             -         1,970
                                                            ------------- ------------- -------------

  Net Cash (Used) in Investing Activities                   $          -  $          -  $   (700,834)
                                                            ------------- ------------- -------------






                       Earth Products & Technologies, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)


                                                                                        From
                                                                                        Inception on
                                                             For the nine months ended  February 10,
                                                                     Sept. 30,          1986 Through
                                                            --------------------------- Sept 30,
                                                                2003             2002   2003
                                                            ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Contribution by stockholders                                         -             -       996,375
  Payment to stockholder                                               -             -       (13,202)
  Sale of common stock                                                 -             -     1,295,685
  Cash received from debt financing                                    -             -     1,581,384
  Cash paid on debt financing                                          -             -      (759,749)
                                                            ------------- ------------- -------------

  Net cash Provided from Financing Activities                          -             -     3,100,493
                                                            ------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH                                   (1,732)      (13,158)        9,077

CASH AT BEGINNING OF PERIOD                                       10,809        24,271             -
                                                            ------------- ------------- -------------

CASH AT ENDING OF PERIOD                                    $      9,077  $     11,113  $      9,077
                                                            ============= ============= =============

SUPPLEMENTAL CASH FLOW INFORMATION

  CASH PAID FOR
    Interest                                                $          -  $          -  $     19,972
    Income taxes                                            $        100  $        100  $      1,653

  NON CASH FINANCING ACTIVITIES
    Issuance of stock in settlement of debt                 $          -  $          -  $  1,446,858
    Capital contributed by shareholders                     $          -  $          -  $    639,230
    Issuance of stock for services                          $          -  $          -  $    377,445




               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 2003


GENERAL

Earth Products & Technologies, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2002.

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

     In this quarterly report references to "Earth Products," "we," "us," and "our" refer to Earth Products & Technologies, Inc.

                    FORWARD LOOKING STATEMENTS

     This report contains certain forward-looking statements and for this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Earth Products' control. These factors include, but are not limited to, economic conditions generally, failure by management to successfully develop business relationships, competition within the merger and acquisitions market, and our lack of operations.

ITEM 2:   PLAN OF OPERATIONS

     We are a development stage company with no assets and recurring losses from inception. As a result, we are dependent upon financing to continue operations. At the nine month period ended September 30, 2003, we had $9,077 cash on hand with no total current liabilities.

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

     Our management intends to actively seek business opportunities during the next twelve months. Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the process of "going public." However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Earth Products.

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

     Potential investors must recognize that because of our limited capital available for investigation of business opportunities and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about any business opportunity to be acquired. Also, we intend to concentrate our acquisition efforts on properties or businesses that we believe to be undervalued or that we believe may realize a substantial benefit from being publicly owned. Investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

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

ITEM 3: CONTROLS AND PROCEDURES

     Our President, who acts in the capacity of principal executive officer and principal financial officer, has reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures. Also, there were no changes made or corrective actions to be taken related to our internal control over financial reporting.


                   PART II:   OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

Part II Exhibits.

3.1 Articles of Incorporation (Incorporated by reference to exhibit 3.1 of Form S-18 registration statement, File No. 033-03385-LA.)
3.2 By-laws of Earth Products (Incorporated by reference to exhibit 3.2 of Form S-18 registration statement, File No. 033-03385-LA.)
31.1    Principal Executive Officer Certification
31.2    Principal Financial Officer Certification
32.1    Section 1350 Certification

Reports on Form 8-K

     None


                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report be signed on its behalf by the undersigned, thereunto duly authorized.


                                    EARTH PRODUCTS & TECHNOLOGIES, INC.

                                     /s/ John W. Peters
Date: October 28, 2003           By:__________________________________________
                                    John W. Peters
                                    President, Principal Financial Officer and
                                    Director