Form 10KSB
period 2003-12-31
EARTH PRODUCTS & TECHNOLOGIES INC
filed 2004-03-22
CIK 790024

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 Commission file number 33-3385LA


              EARTH PRODUCTS AND TECHNOLOGIES, INC.
       ----------------------------------------------------
      (Exact name of registrant as specified in its charter)


         Nevada                                         87-0430816
(State of incorporation)                  (I.R.S. Employer Identification No.)


2157 S. Lincoln Street, Salt Lake City, Utah                84106
(Address of principal executive offices)                  (Zip code)

Issuer's telephone number, including area code:  (801) 323-2395

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

As of March 4, 2004 the registrant had 32,001,004 common shares outstanding.

The aggregate market value of the 31,901,004 shares of voting stock held by non-affiliates as of March 4, 2004 was approximately $957,030.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

                        TABLE OF CONTENTS

                              PART I

Item 1.  Description of Business.............................................3
Item 2.  Description of Property.............................................6
Item 3.  Legal Proceedings...................................................6
Item 4.  Submission of Matters to a Vote of Security Holders.................6

                             PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and
         Issuer Purchase of Securities.......................................6
Item 6.  Plan of Operation...................................................7
Item 7.  Financial Statements................................................7
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................26
Item 8A. Controls and Procedures............................................26

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act..................26
Item 10. Executive Compensation.............................................27
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters....................................27
Item 12. Certain Relationships and Related Transactions.....................27
Item 13. Exhibits and Reports on Form 8-K...................................27
Item 14. Principal Accountant Fees and Services.............................28
Signatures..................................................................28






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

Our management will analyze the business opportunities; however, none of our management are professional business analysts. (See, Part III, Item 9:
Directors, Executive Officers, . . .) Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. As a result, management may rely on promoters or their affiliates, principal stockholders or associates to assist in the investigation and selection of business opportunities.

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

No individual factor described above will be controlling in the selection of a business opportunity. Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potential business opportunities may occur in many different industries and at various stages of development. Thus, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex. Potential investors must recognize that because of our limited capital available for investigation and management's limited experience in business analysis we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

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

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our stockholders during the fourth quarter of the year ended December 31, 2003.

                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
                AND ISSUER PURCHASE OF SECURITIES

Market Information

Our common stock is listed and thinly traded on the NASD OTC Bulletin Board under the symbol "EPAT." The following table represents the range of the high and low bid prices of our stock for each fiscal quarter during the past fiscal year as reported by the OTC Bulletin Board Historical Data Service. Such quotations represent prices between dealers and may include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

           Year   Quarter Ended            High    Low
           ----   -------------            ------  -------

           2002   March 31                 $ 0.03  $ 0.01
                  June 30                    0.01    0.01
                  September 30               0.01    0.01
                  December 31                0.01    0.01

           2003   March 31                 $ 0.01  $ 0.01
                  June 30                    0.01    0.01
                  September 30               0.015   0.01
                  December 31                0.017   0.015

Holders and Dividends

We have approximately 677 stockholders of record as of March 4, 2004. We have not granted options or warrants. We have not paid any cash dividends on our outstanding shares of common stock, and no cash dividends are contemplated to be paid in the foreseeable future.

Recent Sales of Unregistered Securities

On December 15, 2003 we issued 2,000,000 restricted common shares to First Equity Holdings Corp. for business development services and administrative costs and fees valued at $20,000. We relied on an exemption from registration provided by Section 4(2) of the Securities Act for a private transaction not involving a public distribution.

Issuer Purchase of Securities

None.

                   ITEM 6.   PLAN OF OPERATION

We have approximately $8,900 cash and have experienced losses for the past two fiscal years. During the next twelve months our management intends to actively seek an operating company to acquire or merge with which will create necessary operating revenue.

We currently cannot satisfy our cash requirements for our operations. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses are related to legal, accounting and professional services required to prepare our reports and the costs of filing the reports with the SEC. We are unable to pay cash for these services and have relied on related and third parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing funds and, therefore, these parties are not obligated to provide funds in the future. However, management anticipates that these parties will continue to pay for these costs on our behalf during the next twelve months. Historically, we have paid for these advances by converting the debt into common stock.

If we obtain a business opportunity, then it may be necessary to raise additional capital. We likely will sell our common stock to raise this additional capital. We expect to issue such stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock, then our shareholders may experience dilution in the value per share of their common stock.

                  ITEM 7.   FINANCIAL STATEMENTS

              EARTH PRODUCTS AND TECHNOLOGIES, INC.

                 (A Development Stage Company)

                       Financial Statements

                    December 31, 2003 and 2002

                             CONTENTS


Independent Auditor's Report ...............................................3

Balance Sheets .............................................................4

Statements of Operations....................................................5

Statements of Stockholders' Equity..........................................6

Statements of Cash Flows...................................................11

Notes to the Financial Statements .........................................13

                          CHISHOLM, BIERWOLF & NILSON
                          Certified Public Accountants
A Limited Liability        533 W. 2600 S., Suite 250     Office (801) 292-8756
     Company                 Bountiful, Utah 84010          Fax (801) 292-8809

______________________________________________________________________________



                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Earth Products and Technologies, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheets of Earth Products and Technologies, Inc. (a development stage company) as of December 31, 2003 and 2002 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception February 10, 1986 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Earth Products and Technologies, Inc. (a development stage company) as of December 31, 2003 and 2002 and the results of its operations and cash flows for the years then ended and from inception February 10, 1986 through December 31, 2003 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf  & Nilson
Bountiful, Utah
February 3, 2004

               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                          Balance Sheets




                              ASSETS


                                                           December 31
                                                   ---------------------------
                                                        2003         2002
                                                   ------------- -------------

CURRENT ASSETS

Cash                                               $      8,924  $     10,809
                                                   ------------- -------------

    TOTAL ASSETS                                   $      8,924  $     10,809
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                $          -  $          -

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000 shares
  authorized; 32,001,004 and 30,001,004 shares
  issued and outstanding respectively                    32,001        30,001

Additional Paid in Capital                            4,000,906     3,982,906

Deficit Accumulated during the development stage     (4,023,983)   (4,002,098)
                                                   ------------- -------------

  Total Stockholders' Equity (deficit)                    8,924        10,809
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $      8,924  $     10,809
                                                   ============= =============





The accompanying notes are an integral part of these financial statements

               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                     Statement of Operations
                                                                     From
                                                                 Inception on
                                         For the Years Ended      February 10,
                                              December 31           1986 to
                                     ---------------------------    Dec. 31,
                                           2003         2002         2003
                                     ------------- ------------- -------------
REVENUE
  Revenue                            $          -  $          -  $     50,000
  Cost of goods sold                            -             -             -
                                     ------------- ------------- -------------
     Gross Profit                               -             -        50,000

EXPENSES
  Selling expense                               -             -       109,489
  Depreciation and amortization                 -             -        67,187
  Research and development                      -             -       153,773
  General and administrative               21,785        13,662     2,757,982
                                     ------------- ------------- -------------

    Total Expenses                         21,785        13,362     3,088,431
                                     ------------- ------------- -------------

OPERATING LOSS                            (21,785)      (13,362)   (3,038,431)
                                     ------------- ------------- -------------
OTHER INCOME (EXPENSE)
  Bad debt                                      -             -      (894,326)
  Bad debt recovery                             -             -       600,000
  Gain on disposition of debt (Note 2)          -             -       103,284
  Interest expense                              -             -       (94,008)
  Loss on disposal of asset                     -             -      (525,281)
  Discontinued operations                       -             -      (689,191)
  Income taxes                               (100)         (100)       (1,653)
  Minority interest                             -             -        89,595
                                     ------------- ------------- -------------
     Total Other Income (Expense)            (100)         (100)   (1,411,580)
                                     ------------- ------------- -------------

NET LOSS                             $    (21,885) $    (13,462) $ (4,450,011)
                                     ============= ============= =============

WEIGHTED AVERAGE LOSS PER SHARE      $      (0.00) $      (0.00) $      (0.16)
                                     ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING    30,088,675    30,001,004    26,639,695
                                     ============= ============= =============




 The accompanying notes are an integral part of these financial statements

                      Earth Products & Technologies, Inc.
                         (A Development Stage Company)
                       Statements of Stockholders' Equity
         From Inception on February 10, 1986 through December 31, 2003

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


   The accompanying notes are an integral part of these financial statements


                      Earth Products & Technologies, Inc.
                         (A Development Stage Company)
                       Statements of Stockholders' Equity
         From Inception on February 10, 1986 through December 31, 2003

                                                                     Deficit
                                                                     Accumulated
                                     Common Stock      Additional    During the
                                 --------------------- Paid-in       Development   Treasury     Minority
                                 Shares     Amount     Capital       Stage         Stock        Interest
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 1990        153,000  $     153  $    268,013  $   (268,126) $         -  $         -

Net loss for the year ended
  December 31, 1991                      -          -             -       (41,701)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 1991        153,000        153       268,013      (309,827)           -            -

Shares issued for cash and
 relief of debt at $1.70
 per share                          47,000         47        80,793             -            -            -

Shares issued for marketing
  and manufacturing rights
  at $0.00 per share             1,400,000      1,400       (1,400)             -            -            -

Shares issued for services
  performed at $0.00 per share     200,000        200         (200)             -            -            -

Shares issued through private
  placement at $2.50 per share     200,000        200       455,492             -         (192)           -

Net loss for the year ended
  December 31, 1992                      -          -             -      (387,200)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 1992      2,000,000      2,000       802,698      (697,027)        (192)           -

Shares issued through private
  placement at $2.50 per share           -          -        47,808             -          192            -

Cancellation of shares issued
  for private placement           (200,000)      (200)          200             -            -            -

Shares issued through private
  placement at $5.00 per share      33,200         33       166,159             -            -            -

Capital contributed by
  shareholder                            -          -        80,826             -            -            -

Net loss for the year ended
  December 31, 1993                      -          -             -      (855,206)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 1993      1,833,200      1,833     1,097,691    (1,552,233)           -            -

Cancellation of shares              (5,700)        (6)            6             -            -            -

Capital contributed by
  shareholders                           -          -       598,565             -            -            -

Net loss for the year ended
  December 31, 1994                      -          -             -      (383,792)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 1994      1,827,500      1,827     1,696,262    (1,936,025)           -           -


   The accompanying notes are an integral part of these financial statements.



                      Earth Products & Technologies, Inc.
                         (A Development Stage Company)
                       Statements of Stockholders' Equity
         From Inception on February 10, 1986 through December 31, 2003

                                                                     Deficit
                                                                     Accumulated
                                     Common Stock      Additional    During the
                                 --------------------- Paid-in       Development   Treasury     Minority
                                 Shares     Amount     Capital       Stage         Stock        Interest
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 1994       1,827,500 $   1,827  $  1,696,262  $ (1,936,025) $         -   $       -

Cancellation of shares               (8,000)       (8)      (40,972)            -            -           -

Capital contributed by
  shareholders                            -         -        40,665             -            -           -

Net loss for the year ended
  December 31, 1995                       -         -             -       (56,897)           -           -
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 1995       1,819,500     1,819     1,695,955    (1,992,922)           -           -

Shares issued to officers and
  directors at $.50 per share
  for services rendered             233,620       234       116,576             -            -            -

Shares issued to officers and
  directors at an average price
  of approximately $0.50 per
  share in settlement of related
  party loans                       891,900       892       396,029             -            -            -

Share issued to creditors at an
  average price of approximately
  $2.50 per share in settlement
  of accounts payable                92,000        92       229,509             -            -            -

Net loss for the year ended
  December 31, 1996                       -         -             -      (194,094)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 1996       3,037,020     3,037     2,438,069    (2,187,016)           -            -

Shares issued for purchase of
  87% of EWSI stock  (Note 5)     3,000,000     3,000        (3,000)            -            -            -

Shares issued for payment
  of notes to related parties       660,000       660       299,340             -            -            -

Shares issued for cash at
  $1.00 per share                    90,000        90        89,910             -            -            -

Shares issued for contract with
  a public relations firm           500,000       500             -             -            -            -

Net loss for the year ended
  December 31, 1997                       -         -             -      (454,370)           -      (59,513)
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 1997       7,287,020     7,287     2,824,319    (2,641,386)           -      (59,513)



   The accompanying notes are an integral part of these financial statements



                      Earth Products & Technologies, Inc.
                         (A Development Stage Company)
                       Statements of Stockholders' Equity
         From Inception on February 10, 1986 through December 31, 2003

                                                                     Deficit
                                                                     Accumulated
                                     Common Stock      Additional    During the
                                 --------------------- Paid-in       Development   Treasury     Minority
                                 Shares     Amount     Capital       Stage         Stock        Interest
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 1997       7,287,004 $   7,287  $  2,824,319  $ (2,641,386) $         -  $   (59,513)

Shares issued for services
  at $0.10 per share                975,000       975        96,525             -            -            -

Shares issued for conversion
  of notes                        5,000,000     5,000       434,500             -            -            -

Shares issued in lieu of payment
  for insurance coverage            250,000       250        24,885             -            -            -

Shares issued for services
  at $0.25 per share                 20,000        20         4,980             -            -            -

Shares issued for cash at
  $0.50 per share                   409,000       409       204,091             -            -            -

Shares issued for cash at
  $0.01 per share (Note 3)       11,000,000    11,000        99,000             -            -            -

Spin-off of Subsidiary
  adjustment                              -         -       112,166       426,028            -       89,595

Net loss for the year ended
   December 31, 1998                      -         -             -      (724,470)           -      (30,082)
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 1998      24,941,004    24,941     3,800,466    (2,939,828)           -            -

Shares issued for conversion
  of Notes Payable                1,100,000     1,100        53,900             -            -            -

Shares issued for expenses and
  services valued at $12,000        240,000       240        11,760             -            -            -

Net loss for the year ended
  December 31, 1999                       -         -             -      (939,662)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 1999      26,281,004    26,281     3,866,126    (3,879,490)           -            -

Shares issued for services
  at $0.06 per share                200,000       200        11,800             -            -            -

Shares issued for services
  at $0.067 per share               300,000       300        19,700             -            -            -

Shares issued for services
  at $0.05 per share                600,000       600        29,400             -            -            -

Net loss for the year ended
  December 31, 2000                       -         -             -       (47,982)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 2000      27,381,004    27,381     3,927,026    (3,927,472)           -            -


   The accompanying notes are an integral part of these financial statements



                      Earth Products & Technologies, Inc.
                         (A Development Stage Company)
                       Statements of Stockholders' Equity
         From Inception on February 10, 1986 through December 31, 2003

                                                                     Deficit
                                                                     Accumulated
                                     Common Stock      Additional    During the
                                 --------------------- Paid-in       Development   Treasury     Minority
                                 Shares     Amount     Capital       Stage         Stock        Interest
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 2000      27,381,004 $  27,381  $  3,927,026  $ (3,927,472) $         -  $         -

Shares issued for services at
 $0.021 per share                   700,000       700        14,300             -            -            -

Shares issued for services at
 $0.02 per share                    920,000       920        17,580             -            -            -

Shares issued for services at
 $0.025 per share                 1,000,000     1,000        24,000             -            -            -

Net loss for the year ended
 December 31, 2001                        -         -             -       (61,164)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 2001      30,001,004    30,001     3,982,906    (3,988,636)           -            -

Net loss for the year ended
 December 31, 2002                        -         -             -       (13,462)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 2002      30,001,004    30,001     3,982,906    (4,002,098)           -            -

Shares issued for services
 at $0.01 per share               2,000,000     2,000        18,000             -            -            -

Net loss for the year ended
  December 31, 2003                       -         -             -       (21,885)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 2003      32,001,004 $  32,001  $  4,000,906  $ (4,023,983) $         -  $         -
                                 ========== ========== ============= ============= ============ ============



    The accompanying notes are an integral part of these financial statements



                     Earth Products and Technologies, Inc.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                                                                    From
                                                                                Inception on
                                                        For the Years Ended     February 10,
                                                             December 31        1986 Through
                                                    ---------------------------  December 31,
                                                         2003         2002          2003
                                                    ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Loss From Operations                          $    (21,885) $    (13,462) $ (4,450,011)
  Adjustments to Reconcile Net Cash Provided
   by Operating Activities:
      Bad Debt                                                 -             -       894,326
      Depreciation and amortization                            -             -        93,309
      Loss on disposal of assets                               -             -       350,281
      Gain on disposition of assets                            -             -      (103,284)
      Common stock issued for services rendered           20,000             -       397,445
      Minority Interest                                        -             -       (89,595)
    Changes in operating assets and liabilities:
     (Net of effects of purchase/Spin-off of EWSI)
     (Increase) Decrease in:
         Accounts receivable                                   -             -       (98,803)
         Inventory                                             -             -        22,842
      Decrease in shareholder advances                         -             -         9,176
      Increase (decrease) in accounts payable,
         accrued expenses and payroll taxes                    -             -       583,579
                                                    ------------- ------------- -------------

  Net Cash Provided (Used) by Operating Activities        (1,885)      (13,462)   (2,390,735)
                                                    ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Cash acquire/(spun-off) in acquisition of EWSI               -             -         6,241
  Cash advanced on note receivable                             -             -        (6,049)
  Investment in inventory                                      -             -      (381,143)
  Purchase of fixed assets                                     -             -      (121,743)
  Payment of organization costs                                -             -          (110)
  Cash advanced to subsidiary prior to acquisition             -             -      (200,000)
  Cash from sales of assets                                    -             -         1,970
                                                    ------------- ------------- -------------

  Net Cash (Used) in Investing Activities           $          -   $         -  $   (700,834)
                                                    ------------- ------------- -------------



    The accompanying notes are an integral part of these financial statements




                     Earth Products and Technologies, Inc.
                         (A Development Stage Company)
                            Statement of Cash Flows

                                                                                    From
                                                                                Inception on
                                                        For the Years Ended     February 10,
                                                             December 31        1986 Through
                                                    ---------------------------  December 31,
                                                         2003         2002          2003
                                                    ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Contribution by stockholders                                 -             -       996,375
  Payment to stockholder                                       -             -       (13,202)
  Sale of common stock                                         -             -     1,295,685
  Cash received from debt financing                            -             -     1,581,384
  Cash paid on debt financing                                  -             -      (759,749)
                                                    ------------- ------------- -------------

  Net cash Provided from Financing Activities                  -             -     3,100,493
                                                    ------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH                           (1,885)      (13,462)        8,924

CASH AT BEGINNING OF PERIOD                               10,809        24,271             -
                                                    ------------- ------------- -------------

CASH AT ENDING OF PERIOD                            $      8,924  $     10,809  $      8,924
                                                    ============= ============= =============

SUPPLEMENTAL CASH FLOW INFORMATION

  CASH PAID FOR
    Interest                                        $          -  $          -  $     19,972
    Income taxes                                    $        100  $        100  $      1,553

  NON CASH FINANCING ACTIVITIES
    Issuance of stock in settlement of debt         $          -  $          -  $  1,446,858
    Capital contributed by shareholders             $          -  $          -  $    639,230
    Issuance of stock for services                  $     20,000  $          -  $    397,445







   The accompanying notes are an integral part of these financial statements





              Earth Products and Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2003 and 2002

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

              Earth Products and Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2003 and 2002

NOTE 1 - Summary of Significant Accounting Policies (continued)

d.   Earnings (Loss) Per Share

     The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

                                       Income (loss)   Shares      Per Share
                                        (Numerator) (Denominator)   Amount
                                        ------------ ------------ ------------
For the year ended December 31, 2003:

 Basic EPS
 Income (loss) to common stockholders   $   (21,886)  30,101,004  $    (0.00)
                                        ============ ============ ============
For the year ended December 31, 2002:

 Basic EPS
 Income (loss) to common stockholders   $   (13,462)  28,145,171  $    (0.00)
                                        ============ ============ ============
From inception on February 10, 1986 to
December 31, 2003:

 Basic EPS
 Income (loss) to common stockholders   $(4,450,012)  26,639,695  $    (0.16)
                                        ============ ============ ============
e.   Provision for Income Taxes

     No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $4,023,985 which will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2007 through 2014. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused. The valuation allowance of the losses carryforwards offsets any potential tax benefit. These NOL's may also be limited to use due to the change in ownership.

Deferred tax asset and the valuation account is as follows at December 31, 2003 and 2002:
                                                       December 31,
                                                   2003          2002
                                              -------------- -------------
     Deferred tax asset:
        NOL carryforward                      $   1,368,155  $  1,324,400

        Valuation allowance                      (1,368,155)   (1,324,400)
                                              -------------- -------------

                                              $           -  $          -
                                              ============== =============

              Earth Products and Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2003 and 2002

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

              Earth Products and Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2003 and 2002

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

              Earth Products and Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2003 and 2002

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

     During 2002, the Company issued 2,920,000 shares for services valued at $58,500.

     During 2003, the Company issued 2,000,000 shares for services valued at $20,000.

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

              Earth Products and Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2003 and 2002

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

     ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

In our current report dated February 9, 2004, we reported that our independent auditors, Chisholm & Associates, Certified Public Accountants, resigned as our independent auditors and we engaged Chisholm, Bierwolf & Nilson, LLC.

                ITEM 8A.  CONTROLS AND PROCEDURES

Our President, who acts in the capacity as principal executive officer and principal financial officer, has reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures. Also, there were no changes made or corrective actions to be taken related to our internal control over financial reporting.

                             PART III

 ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Our executive officers and directors, their respective ages, positions and biographical information are presented below. Our bylaws require three directors who serve until our next annual meeting or until each is succeeded by another qualified director. We currently have a vacant directorship. Our executive officers are chosen by our board of directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.

      Name             Age      Position                      Director Since
      -----------------------------------------------------------------------
      John W. Peters    52      President, Director            June 9, 1997
      Ariika Mason      23      Secretary/Treasurer, Director  June 15, 2001

John W. Peters - Since 1995 to the present Mr. Peters has served as our President and Chairman of the Board. In prior years he was employed as our
operations manager.   Mr. Peters is the manager of Development Specialties,
Inc. a property management company. He also is a director of Bingham Canyon Corporation, Cancer Capital Corporation, Skinovation Pharmaceutical Incorporated and Suncrest Global Energy Corp., which are reporting companies. His prior business experience includes President and Executive Officer of Certified Environmental Laboratories, Inc. and Vice President of Sales and Marketing for Comco Communications Corp. in California. Mr. Peters studied business administration at Long Beach Community College and California Polytechnic State University in San Louis Obispo, California.

Ariika Mason - From January 1999 through the present Ms. Mason has worked as a customer relations specialist for First Equity Holdings Corp. Prior to 1999 she was employed as a secretary and receptionist. She is a director of WorldNet of Nevada, Inc., a blank check reporting company. She attended Salt Lake Community College located in Salt Lake City, Utah during 1999.

Audit Committee Financial Expert

Because we have minimal operations we do not have an audit committee serving at this time. Accordingly, we do not have an audit committee financial expert serving on an audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

We do not have a class of securities registered under the Securities Exchange Act of 1934, and, therefore, our officers, directors and holders of more than 10% of our outstanding shares are not subject to the provisions of Section 16(a).

Code of Ethics

Due to the fact that we have minimal operations, we have not adopted a code of ethics for our principal executive and financial officers. Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

                ITEM 10.   EXECUTIVE COMPENSATION

None of our named executive officers received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights from us during the past three fiscal years. Mr. Peters who acts in a capacity similar to chief executive officer did not receive compensation during the 2003 fiscal year. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                 AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our outstanding common stock of our management. We are not aware of any person or group who beneficially owns more than 5% of our outstanding common stock. Beneficial ownership is determined according to the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The inclusion of any shares as beneficially owned does not constitute an admission of beneficial ownership of those shares. The percentage of beneficial ownership is based on 32,001,004 shares of common stock outstanding as of March 4, 2004.

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

3.2 By-laws of Earth Products (Incorporated by reference to exhibit 3.2 of Form S-18 registration statement)
31.1      Principal Executive Officer Certification
31.2      Principal Financial Officer Certification
32.1      Section 1350 Certification

Reports on Form 8-K

On February 13, 2004, we filed a current report on Form 8-K, dated February 9, 2004, under Item 4 related to a change of our independent auditor.

         ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our former independent auditor, Chisholm & Associates, Certified Public Accountants, billed an aggregate of $1,229 for the year ended December 31, 2002 and $1,239 for the year ended December 31, 2003 for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports. Our independent auditor has not billed us for any audit-related fees, tax fees or other fees for the past two fiscal years.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on established pre-approval policies and procedures.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, who are duly authorized.

                                  EARTH PRODUCTS AND TECHNOLOGIES, INC.


                                    /s/ John W. Peters
Date:   March 11, 2004         By:_________________________________________
                                  John W. Peters
                                  President, Principal Executive and
                                  Financial Officer and Director


In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.



                                    /s/ Ariika Mason
Date: March 11, 2004           By: ________________________________________
                                   Ariika Mason
                                   Secretary/Treasurer and Director