Form 10QSB
period 2004-03-31
EARTH PRODUCTS & TECHNOLOGIES INC
filed 2004-05-14
CIK 790024

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For quarterly period ended March 31, 2004


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

As of May 5, 2004 Earth Products & Technologies, Inc. had a total of 32,001,004 shares of common voting stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements...........................................2

Item 2.  Plan of Operation..............................................9

Item 3.  Controls and Procedures........................................9

                    PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .............................10

Signatures.............................................................10









                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2004and 2003 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2004, are not necessarily indicative of results to be expected for any subsequent period.

               Earth Products & Technologies, Inc.

                       Financial Statements

                          March 31, 2004

            Earth Products & Technologies, Inc.
               (A Development Stage Company)
                      Balance Sheets


                              ASSETS

                                                    March  31,   December 31
                                                       2004         2003
                                                  ------------- -------------
                                                   (Unaudited)

CURRENT ASSETS

Cash                                              $      8,660  $      8,924
                                                  ------------- -------------

    TOTAL ASSETS                                  $      8,660  $      8,924
                                                  ============= =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                               $          -  $          -

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000
  shares authorized; 32,001,004 shares
  issued and outstanding                                32,001        32,001

Additional Paid in Capital                           4,000,906     4,000,906

Deficit Accumulated during the development stage    (4,024,247)   (4,023,983)
                                                  ------------- -------------

  Total Stockholders' Equity (deficit)                   8,660         8,924
                                                  ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $      8,660  $      8,924
                                                  ============= =============

               Earth Products & Technologies, Inc.
                 (A Development Stage Company)
                     Statement of Operations
                           (Unaudited)




                                                                From
                                                                inception on
                                For the         For the         February 10,
                                three months    three months    1986 to
                                ended March 31, ended March 31, March 31,
                                2004            2003            2004
                                --------------- --------------- --------------

REVENUE
  Revenue                       $            -  $            -  $      50,000
  Cost of goods sold                         -               -              -
                                --------------- --------------- --------------

     Gross Profit                            -               -         50,000

EXPENSES
  Selling expense                            -               -        109,489
  Depreciation and amortization              -               -         67,187
  Research and development                   -               -        153,773
  General and administrative               164               -      2,758,146
                                --------------- --------------- --------------

    Total Expenses                         164               -      3,088,595
                                --------------- --------------- --------------

OPERATING LOSS                            (164)              -     (3,038,595)
                                --------------- --------------- --------------
OTHER INCOME (EXPENSE)
  Bad debt                                   -               -       (894,326)
  Bad debt recovery                          -               -        600,000
  Gain on disposition of debt
   (Note 2)                                  -               -        103,284
  Interest expense                           -               -        (94,008)
  Loss on disposal of asset                  -               -       (525,281)
  Discontinued operations                    -               -       (689,191)
  Income taxes                            (100)           (100)        (1,753)
  Minority interest                          -               -         89,595
                                --------------- --------------- --------------
    Total Other Income (Expense)          (100)           (100)    (1,411,680)
                                --------------- --------------- --------------

NET LOSS                        $         (264) $         (100) $  (4,450,275)
                                =============== =============== ==============

WEIGHTED AVERAGE LOSS PER SHARE $          0.00 $          0.00 $       (0.16)
                                =============== =============== ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                        32,001,020      30,001,004     9,830,812
                                =============== =============== ==============


               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)

                                                                             From
                                                                             Inception on
                                                 For the three months ended  February 10,
                                                          March 31,          1986 Through
                                                 --------------------------- March 31,
                                                       2004         2003     2004
                                                 ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Loss From Operations                       $       (264) $       (100) $ (4,450,275)

  Adjustments to Reconcile Net Cash
  Provided by Operating Activities:
    Bad Debt                                                -             -       894,326
    Depreciation and amortization                           -             -        93,309
    Loss on disposal of assets                              -             -       350,281
    Gain on disposition of assets                           -             -      (103,284)
    Common stock issued for services rendered               -             -       397,445
    Minority Interest                                       -             -       (89,595)
    Changes in operating assets and liabilities:
     (Net of effects of purchase/Spin-off of EWSI)
     (Increase) Decrease in:
        Accounts receivable                                 -             -       (98,803)
        Inventory                                           -             -        22,842
        Decrease in shareholder advances                    -             -         9,176
        Increase (decrease) in accounts payable,
         accrued expenses and payroll taxes                 -             -       583,579
                                                 ------------- ------------- -------------

  Net Cash Provided (Used) by Operating Activities       (264)         (100)   (2,390,999)
                                                 ------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Cash acquired/(spun-off) in acquisition of EWSI           -             -         6,241
  Cash advanced on note receivable                          -             -        (6,049)
  Investment in inventory                                   -             -      (381,143)
  Purchase of fixed assets                                  -             -      (121,743)
  Payment of organization costs                             -             -          (110)
  Cash advanced to subsidiary prior to acquisition          -             -      (200,000)
  Cash from sales of assets                                 -             -         1,970
                                                 ------------- ------------- -------------

  Net Cash (Used) in Investing Activities        $          -  $          - $    (700,834)
                                                 ------------- ------------- -------------





                  Earth Products & Technologies, Inc.
                     (A Development Stage Company)
                        Statement of Cash Flows
                              (Unaudited)


                                                                             From
                                                                             Inception on
                                                 For the three months ended  February 10,
                                                          March 31,          1986 Through
                                                 --------------------------- March 31,
                                                       2004         2003     2004
                                                 ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Contribution by stockholders                              -             -       996,375
  Payment to stockholder                                    -             -       (13,202)
  Sale of common stock                                      -             -     1,295,685
  Cash received from debt financing                         -             -     1,581,384
  Cash paid on debt financing                               -             -      (759,749)
                                                 ------------- ------------- -------------

  Net cash Provided from Financing Activities               -             -     3,100,493
                                                 ------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH                          (264)          100         8,660

CASH AT BEGINNING OF PERIOD                             8,924        10,809             -
                                                 ------------- ------------- -------------

CASH AT ENDING OF PERIOD                         $      8,660  $     10,709  $      8,660
                                                 ============= ============= =============
SUPPLEMENTAL CASH FLOW INFORMATION

  CASH PAID FOR
    Interest                                     $          -  $          -  $     19,972
    Income taxes                                 $        100  $        100  $      1,753

  NON CASH FINANCING ACTIVITIES
    Issuance of stock in settlement of debt      $          -  $          -  $  1,446,858
    Capital contributed by shareholders          $          -  $          -  $    639,230
    Issuance of stock for services               $          -  $          -  $    397,445







               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          March 31, 2004


GENERAL

Earth Products & Technologies, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2003.

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

In this quarterly report references to "Earth Products," "we," "us," and "our" refer to Earth Products & Technologies, Inc.

                    FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements and for this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Earth Products' control. These factors include, but are not limited to, economic conditions generally, failure by management to successfully develop business relationships, competition within the merger and acquisitions market, and our lack of operations.

ITEM 2.  PLAN OF OPERATION

During the next twelve months our management intends to actively seek an operating company to acquire or merge with which will create operating revenue. Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the process of "going public." However, should a merger or acquisition prove unsuccessful, it is possible that we may decide not to pursue further acquisition activities and management may abandon its activities and our shares would become worthless.

As of the date of this filing, we have not identified any assets or business opportunities for acquisition. Potential investors must recognize that because of limited capital available for investigation of business opportunities and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about any business opportunity to be acquired. All risks inherent in new and inexperienced enterprises are inherent in our plan.

It is emphasized that our management may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our management to complete acquisitions without submitting any proposal to the stockholders for their consideration.

As of March 31, 2004, we had $8,660 cash on hand and no current liabilities. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses are related to legal, accounting and professional services required to prepare our reports and the costs of filing the reports with the SEC. We have relied on shareholders to pay for these costs on our behalf. These shareholders have not entered into written agreements guaranteeing advances and, therefore, they are not obligated to provide funds in the future. However, management anticipates that shareholders will continue to pay for these costs on our behalf during the next twelve months. Historically, we have paid for these advances by converting the debt into common stock.

ITEM 3.  CONTROLS AND PROCEDURES

Our President, who acts in the capacity of principal executive officer and principal financial officer, has concluded that the disclosures related to the effectiveness of our disclosure controls and procedures and our internal control over financial reporting made in our annual report on Form 10-KSB, filed March 22, 2004, remain accurate.

                   PART II:   OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Part I Exhibits

31.1    Principal Executive Officer Certification
31.2    Principal Financial Officer Certification
32.1    Section 1350 Certification

Part II Exhibits

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


                                  EARTH PRODUCTS & TECHNOLOGIES, INC.


                                    /s/ John W. Peters
Date: May 10, 2004             By:_______________________________________
                                  John W. Peters
                                  President, Principal Financial Officer
                                  and Director