Form 10QSB
period 2004-06-30
EARTH PRODUCTS & TECHNOLOGIES INC
filed 2004-08-10
CIK 790024

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For quarterly period ended June 30, 2004


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

As of July 13, 2004 Earth Products & Technologies, Inc. had a total of 32,001,004 shares of common voting stock issued and outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................2

Item 2.  Plan of Operation..................................................9

Item 3.  Controls and Procedures............................................9

                    PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .................................10

Signatures.................................................................10









                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2004 and 2003 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended June 30, 2004 are not necessarily indicative of results to be expected for any subsequent period.

               Earth Products & Technologies, Inc.

                       Financial Statements

                          June 30, 2004

               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS


                                                      June 30,    December 31
                                                        2004         2003
                                                   ------------- -------------
                                                    (Unaudited)

CURRENT ASSETS
 Cash                                              $      7,281  $      8,924
                                                   ------------- -------------

   TOTAL ASSETS                                    $      7,281  $      8,924
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                $          -  $          -
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

 Common Stock, $.001 par value; 50,000,000
  shares authorized; 32,001,004 shares issued
  and outstanding                                        32,001        32,001

Additional paid in capital                            4,000,906     4,000,906

Deficit accumulated during the development stage     (4,025,626)   (4,023,983)
                                                   ------------- -------------

  Total Stockholders' Equity (deficit)                    7,281         8,924
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $      7,281  $      8,924
                                                   ============= =============

               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                     Statement of Operations
                           (Unaudited)




                                                                                        From
                                                                                        Inception on
                            For the three  For the three  For the six    For the six    February 10,
                            months ended   months ended   months ended   months ended   1986
                            June 30,       June 30,       June 30,       June 30,       to June 30,
                            2004           2003           2004           2003           2004
                            -------------- -------------- -------------- -------------- --------------
REVENUE
  Revenue                   $           -  $           -  $           -  $           -  $      50,000
  Cost of goods sold                    -              -              -              -              -
                            -------------- -------------- -------------- -------------- --------------
   Gross Profit                         -              -              -              -         50,000

EXPENSES
  Selling expense                       -              -              -              -        109,489
  Depreciation and amortization         -              -              -              -         67,187
  Research and development              -              -              -              -        153,773
  General and administrative        1,379          1,246          1,543          1,246      2,759,525
                            -------------- -------------- -------------- -------------- --------------

   Total Expenses                   1,379          1,246          1,543          1,246      3,089,974
                            -------------- -------------- -------------- -------------- --------------

OPERATING LOSS                     (1,379)        (1,246)        (1,543)        (1,246)    (3,039,974)
                            -------------- -------------- -------------- -------------- --------------
OTHER INCOME (EXPENSE)
  Bad debt                              -              -              -              -       (894,326)
  Bad debt recovery                     -              -              -              -        600,000
  Gain on disposition of
    debt (Note 2)                       -              -              -              -        103,284
  Interest expense                      -              -              -              -        (94,008)
  Loss on disposal of asset             -              -              -              -       (525,281)
  Discontinued operations               -              -              -              -       (689,191)
  Income taxes                          -              -           (100)          (100)        (1,753)
  Minority interest                     -              -              -              -         89,595
                            -------------- -------------- -------------- -------------- --------------
   Total Other Income
   (Expense)                            -              -           (100)          (100)    (1,411,680)
                            -------------- -------------- -------------- -------------- --------------

NET LOSS                    $      (1,379) $      (1,246)  $     (1,643) $      (1,346) $  (4,451,654)
                            -------------- -------------- -------------- -------------- --------------
WEIGHTED AVERAGE
 LOSS PER SHARE             $           -  $           -  $           -  $           -  $       (0.44)
                            ============== ============== ============== ============== ==============
WEIGHTED AVERAGE
 SHARES OUTSTANDING            32,001,004     30,001,004     32,001,004     30,001,004     10,131,257
                            ============== ============== ============== ============== ==============





                 Earth Products & Technologies, Inc.
                    (A Development Stage Company)
                       Statement of Cash Flows
                             (Unaudited)
                                                                        From
                                                                        Inception on
                                                                        February 10,
                                             For the six months ended   1986
                                                     June 30,           Through
                                          ----------------------------- June 30,
                                                2004          2003      2004
                                          -------------- -------------- --------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss From Operations                 $      (1,643) $      (1,346) $  (4,451,654)
 Adjustments to Reconcile Net Cash
  Provided by Operating Activities:
    Bad Debt                                          -              -        894,326
    Depreciation and amortization                     -              -         93,309
    Loss on disposal of assets                        -              -        350,281
    Gain on disposition of assets                     -              -       (103,284)
    Common stock issued for services
      rendered                                        -              -        397,445
    Minority Interest                                 -              -        (89,595)
 Changes in operating assets and liabilities:
   (Net of effects of purchase/Spin-off of EWSI)
   (Increase) Decrease in:
     Accounts receivable                              -              -        (98,803)
     Inventory                                        -              -         22,842
   Decrease in shareholder advances                   -              -          9,176
   Increase (decrease) in accounts payable,
     accrued expenses and payroll taxes               -              -        583,579
                                          -------------- -------------- --------------
  Net Cash Provided (Used) by
  Operating Activities                           (1,643)        (1,346)    (2,392,378)
                                          -------------- -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Cash acquired/(spun-off) in acquisition
   of EWSI                                            -              -          6,241
 Cash advanced on note receivable                     -              -         (6,049)
 Investment in inventory                              -              -       (381,143)
 Purchase of fixed assets                             -              -       (121,743)
 Payment of organization costs                        -              -           (110)
 Cash advanced to subsidiary prior
   to acquisition                                     -              -       (200,000)
 Cash from sales of assets                            -              -          1,970
                                          -------------- -------------- --------------

  Net Cash (Used) in Investing Activities $           -  $           -  $    (700,834)
                                          -------------- -------------- --------------








                 Earth Products & Technologies, Inc.
                    (A Development Stage Company)
                       Statement of Cash Flows
                             (Unaudited)
                                                                        From
                                                                        Inception on
                                                                        February 10,
                                             For the six months ended   1986
                                                     June 30,           Through
                                          ----------------------------- June 30,
                                                2004          2003      2004
                                          -------------- -------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Contribution by stockholders             $           -  $           -  $     996,375
 Payment to stockholder                               -              -        (13,202)
 Sale of common stock                                 -              -      1,295,685
 Cash received from debt financing                    -              -      1,581,384
 Cash paid on debt financing                          -              -       (759,749)
                                          -------------- -------------- --------------
  Net cash Provided from
  Financing Activities                                -              -      3,100,493
                                          -------------- -------------- --------------

NET INCREASE (DECREASE) IN CASH                  (1,643)        (1,346)         7,281

CASH AT BEGINNING OF PERIOD                       8,660         10,809              -
                                          -------------- -------------- --------------

CASH AT ENDING OF PERIOD                  $       7,281  $       9,463  $       7,281
                                          ============== ============== ==============
SUPPLEMENTAL CASH FLOW INFORMATION

  CASH PAID FOR
    Interest                              $           -  $           -  $      19,972
    Income taxes                          $         100  $         100  $       1,753

  NON CASH FINANCING ACTIVITIES
    Issuance of stock in settlement
     of debt                              $           -  $           -  $   1,446,858
    Capital contributed by shareholders   $           -  $           -  $     639,230
    Issuance of stock for services        $           -  $           -  $     397,445






               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2004


GENERAL

Earth Products & Technologies, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2003.

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

In this quarterly report references to "Earth Products," "we," "us," and "our" refer to Earth Products & Technologies, Inc.

        SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as "may," "will," "expect," "believe," "anticipate," "estimate," "project," or "continue" or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2.  PLAN OF OPERATION

During the next twelve months our management intends to actively seek an operating company to acquire or merge with that may provide operating revenue. Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the process of "going public." However, should a merger or acquisition prove unsuccessful, it is possible that we may decide not to pursue further acquisition activities and management may abandon its activities and our shares would become worthless.

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

As of June 30, 2004 we had $7,281 cash on hand and no current liabilities. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses are related to legal, accounting and professional services required to prepare our reports and the costs of filing the reports with the SEC. We have relied on shareholders to pay for these costs on our behalf. These shareholders have not entered into written agreements guaranteeing advances and, therefore, they are not obligated to provide funds in the future. However, management anticipates that shareholders will continue to pay for these costs on our behalf during the next twelve months. Historically, we have paid for these advances by converting the debt into common stock.

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


                                 EARTH PRODUCTS & TECHNOLOGIES, INC.


                                      /s/ John W. Peters
Date: August 2, 2004             By:_______________________________________
                                    John W. Peters
                                    President, Principal Financial Officer
                                    and Director