Form 10QSB
period 2004-09-30
EARTH PRODUCTS & TECHNOLOGIES INC
filed 2004-11-12
CIK 790024

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For quarterly period ended September 30, 2004


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

As of October 20, 2004 Earth Products & Technologies, Inc. had a total of 32,001,004 shares of common voting stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................2

Item 2.  Plan of Operation ................................................9

Item 3.  Controls and Procedures...........................................9

                    PART II: OTHER INFORMATION

Item 6.  Exhibits ........................................................10

Signatures................................................................10









                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2004 and 2003 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine month period ended September 30, 2004 are not necessarily indicative of results to be expected for any subsequent period.

               Earth Products & Technologies, Inc.
                       Financial Statements
                        September 30, 2004

               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                 September 30,  December 31
                                                      2004          2003
                                                 ------------- -------------
                                                  (Unaudited)
CURRENT ASSETS

Cash                                             $      6,428  $      8,924
                                                 ------------- -------------

  TOTAL ASSETS                                   $      6,428  $      8,924
                                                 ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                              $          -  $          -
                                                 ------------- -------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value;
  50,000,000 shares authorized;
  32,001,004 shares issued and outstanding             32,001        32,001

Additional paid in capital                          4,000,906     4,000,906

Deficit accumulated during the development stage   (4,026,479)   (4,023,983)
                                                 ------------- -------------

  Total Stockholders' Equity (deficit)                  6,428         8,924
                                                 ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $      6,428  $      8,924
                                                 ============= =============





                      Earth Products & Technologies, Inc.
                         (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)
                                                                                       From
                               For the       For the       For the       For the       inception on
                               three months  three months  nine months   nine months   February 10,
                               ended         ended         ended         ended         1986
                               Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,     to Sept. 30
                               2004          2003          2004          2003          2004
                               ------------- ------------- ------------- ------------- -------------

REVENUE
  Revenue                      $          -   $         -  $          -  $          -  $     50,000
  Cost of goods sold                      -             -             -             -             -
                               ------------- ------------- ------------- ------------- -------------
     Gross Profit                         -             -             -             -        50,000

EXPENSES
  Selling expense                         -             -             -             -       109,489
  Depreciation and amortization           -             -             -             -        67,187
  Research and development                -             -             -             -       153,773
  General and administrative            853           385         2,496         1,632     2,760,378
                               ------------- ------------- ------------- ------------- -------------

     Total Expenses                     853           385         2,496         1,632     3,090,827
                               ------------- ------------- ------------- ------------- -------------

OPERATING LOSS                         (853)         (385)       (2,496)       (1,632)   (3,040,827)
                               ------------- ------------- ------------- ------------- -------------
OTHER INCOME (EXPENSE)
  Bad debt                                -             -             -             -      (894,326)
  Bad debt recovery                       -             -             -             -       600,000
  Gain on disposition
    of debt (Note 2)                      -             -             -             -       103,284
  Interest expense                        -             -             -             -       (94,008)
  Loss on disposal of asset               -             -             -             -      (525,281)
  Discontinued operations                 -             -             -             -      (689,191)
  Income taxes                            -             -          (100)         (100)       (1,753)
  Minority interest                       -             -             -             -        89,595
                               ------------- ------------- ------------- ------------- -------------
     Total Other Income
       (Expense)                          -             -          (100)         (100)   (1,411,680)
                               ------------- ------------- ------------- ------------- -------------

NET LOSS                       $       (853) $       (385) $     (2,496) $     (1,732) $ (4,452,507)
                               ============= ============= ============= ============= =============
WEIGHTED AVERAGE LOSS
 PER SHARE                     $       0.00  $       0.00  $       0.00  $       0.00  $      (0.44)
                               ============= ============= ============= ============= =============
WEIGHTED AVERAGE SHARES
 OUTSTANDING                     32,001,004    30,001,004    32,001,004    30,001,004    10,426,838
                               ============= ============= ============= ============= =============







                      Earth Products & Technologies, Inc.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)



                                                                               From
                                                                               Inception on
                                                    For the nine months ended  February 10, 1986
                                                           September 30,       Through
                                                   --------------------------- September 30,
                                                     2004            2003      2004
                                                   ------------- ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Loss From Operations                         $     (2,496) $     (1,732) $  (4,452,507)

  Adjustments to Reconcile Net Cash Provided
   by Operating Activities:
      Bad Debt                                                -             -        894,326
      Depreciation and amortization                           -             -         93,309
      Loss on disposal of assets                              -             -        350,281
      Gain on disposition of assets                           -             -       (103,284)
      Common stock issued for services rendered               -             -        397,445
      Minority Interest                                       -             -        (89,595)
  Changes in operating assets and liabilities:
  (Net of effects of purchase/Spin-off of EWSI)
      (Increase) Decrease in:
         Accounts receivable                                  -             -        (98,803)
         Inventory                                            -             -         22,842
       Decrease in shareholder advances                       -             -          9,176
       Increase (decrease) in accounts payable,
        accrued expenses and payroll taxes                    -             -        583,579
                                                   ------------- ------------- --------------

  Net Cash Provided (Used) by Operating Activities       (2,496)       (1,732)    (2,393,231)
                                                   ------------- ------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Cash acquired/(spun-off) in acquisition of EWSI             -             -          6,241
  Cash advanced on note receivable                            -             -         (6,049)
  Investment in inventory                                     -             -       (381,143)
  Purchase of fixed assets                                    -             -       (121,743)
  Payment of organization costs                               -             -           (110)
  Cash advanced to subsidiary prior to acquisition            -             -       (200,000)
  Cash from sales of assets                                   -             -          1,970
                                                   ------------- ------------- --------------

  Net Cash (Used) in Investing Activities          $          -  $          -  $    (700,834)
                                                   ------------- ------------- --------------






                       Earth Products & Technologies, Inc.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)



                                                                               From
                                                                               Inception on
                                                    For the nine months ended  February 10, 1986
                                                           September 30,       Through
                                                   --------------------------- September 30,
                                                     2004            2003      2004
                                                   ------------- ------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Contribution by stockholders                                -             -        996,375
  Payment to stockholder                                      -             -        (13,202)
  Sale of common stock                                        -             -      1,295,685
  Cash received from debt financing                           -             -      1,581,384
  Cash paid on debt financing                                 -             -       (759,749)
                                                   ------------- ------------- --------------

  Net cash Provided from Financing Activities                 -             -      3,100,493
                                                   ------------- ------------- --------------

NET INCREASE (DECREASE) IN CASH                          (2,496)       (1,732)         6,428

CASH AT BEGINNING OF PERIOD                               8,924        10,809              -
                                                   ------------- ------------- --------------

CASH AT ENDING OF PERIOD                           $      6,428  $      9,077  $       6,428
                                                   ============= ============= ==============
SUPPLEMENTAL CASH FLOW INFORMATION

  CASH PAID FOR
    Interest                                       $          -  $          -  $      19,972
    Income taxes                                   $        100  $        100  $       1,753

  NON CASH FINANCING ACTIVITIES
    Issuance of stock in settlement of debt        $          -  $          -  $   1,446,858
    Capital contributed by shareholders            $          -  $          -  $     639,230
    Issuance of stock for services                 $          -  $          -  $     397,445






               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 2004


GENERAL
-------

Earth Products & Technologies, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2003.

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

As of September 30, 2004 we had $6,428 cash on hand and no current liabilities. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses are related to legal, accounting and professional services required to prepare our reports and the costs of filing the reports with the SEC. We have relied on shareholders to pay for these costs on our behalf. These shareholders have not entered into written agreements guaranteeing advances and, therefore, they are not obligated to provide funds in the future. However, management anticipates that shareholders will continue to pay for these costs on our behalf during the next twelve months. Historically, we have paid for these advances by converting the debt into common stock.

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


                                  EARTH PRODUCTS & TECHNOLOGIES, INC.

                                        /s/ John W. Peters
Date: November 10, 2004           By:_______________________________________
                                     John W. Peters
                                     President, Principal Executive Officer,
                                     Principal Financial Officer and Director