Form 10KSB
period 2004-12-31
EARTH PRODUCTS & TECHNOLOGIES INC
filed 2005-03-30
CIK 790024

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2004

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                Commission file number 33-3385 LA

              EARTH PRODUCTS AND TECHNOLOGIES, INC.
      -----------------------------------------------------
      (Exact name of registrant as specified in its charter)

           Nevada                                    87-0430816
   ------------------------              -----------------------------------
   (State of incorporation)              (I.R.S. Employer Identification No.)


2157 S. Lincoln Street, Salt Lake City, Utah                84106
--------------------------------------------              ---------
(Address of principal executive offices)                  (Zip code)


Issuer's telephone number, including area code:  (801) 323-2395

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.   Yes   [X]   No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenue for it most recent fiscal year:  None.

As of March 3, 2005 the registrant had 32,001,004 common shares outstanding.

The aggregate market value of the voting stock held by non-affiliates as of March 3, 2005 was approximately $1,276,040.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format:  Yes [_]    No [X]

                        TABLE OF CONTENTS

                              PART I

Item 1.  Description of Business............................................3
Item 2.  Description of Property............................................5
Item 3.  Legal Proceedings..................................................5
Item 4.  Submission of Matters to a Vote of Security Holders................5

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters...........5
Item 6.  Plan of Operation..................................................6
Item 7.  Financial Statements...............................................7
Item 8.  Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure..............................................25
Item 8A. Controls and Procedures...........................................25
Item 8B. Other Information.................................................25

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act.................25
Item 10. Executive Compensation............................................26
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters...................................26
Item 12. Certain Relationships and Related Transactions....................27
Item 13. Exhibits..........................................................27
Item 14. Principal Accountant Fees and Services............................27
Signatures.................................................................28





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

                              PART I
                              ------

ITEM 1.   DESCRIPTION OF BUSINESS

Historical Development

Earth Products was incorporated in the state of Nevada in 1986 under the name Mainstay Investments, Inc. In October 1997 we adopted our current name and from 1997 to 1998 we attempted to develop technologies to remove or reduce pollutants. As of January 1999 we had divested all of our operations and became inactive.

Our Business

We are a development stage company and have had recurring operating losses for the past two fiscal years. Our independent auditors have expressed doubt that we can continue as a going concern unless we obtain financing to continue operations.

Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity. Our acquisition of a business opportunity may be made by merger, exchange of stock, or otherwise. We have very limited sources of capital, and we probably will only be able to take advantage of one business opportunity. As of the date of this filing we have not identified any business opportunity that we plan to pursue, nor have we reached any preliminary or definitive agreements or understandings with any person concerning an acquisition or merger.

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

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgement. Our activities are subject to several significant risks which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without consent, vote, or approval of our stockholders. We can not assure you that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our stockholders. Should a merger or acquisition prove unsuccessful, it is possible management may decide not to pursue further acquisition activities and management may abandon its activities and we may become dormant or be dissolved.

It is possible that the range of business opportunities that might be available for consideration by us could be limited by impact of the SEC regulations regarding purchase and sale of "penny stock." Our common stock is thinly traded on the OTC Bulletin Board and we cannot assure that a market will develop or that a stockholder will be able to liquidate his investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by this Act to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

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

Certain conflicts of interest exist or may develop between us and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and management of other development stage reporting companies. They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to us.

A decision to participate in a specific business opportunity may be made upon our management's analysis of:
..     the quality of the business opportunity's management and personnel,
..     the anticipated acceptability of its new products or marketing concept,
..     the merit of its technological changes,
..     the perceived benefit that it will derive from becoming a publicly held entity, and
..     numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

No one factor described above will be controlling in the selection of a business opportunity. Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potential business opportunities may occur in many different industries and at various stages of development. Thus, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex. Potential investors must recognize that because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

In many instances, we anticipate that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to substantially shift marketing approaches, significantly expand operations, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for, the implementation of required changes.

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

In the event we merge or acquire a business opportunity, the successor company will be subject to our reporting obligations. This is commonly referred to as a "back door registration." A back door registration occurs when a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, acquisition of assets or otherwise. This type of event requires the successor company to file a current report with the SEC which provides the same kind of information about the company to be acquired that would appear in a registration statement, including audited and pro forma financial statements. Accordingly, we may incur additional expense to conduct due diligence and present the required information for the business opportunity in any report. Also, the SEC may elect to conduct a full review of the successor company and may issue substantive comments on the sufficiency of disclosure related to the company to be acquired.

Competition

We expect to encounter substantial competition in our effort to locate attractive opportunities. Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities. We also will experience competition from other public development stage companies, many of which may have more funds available for such transactions.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our stockholders during the fourth quarter of the year ended December 31, 2004.

                             PART II
                             -------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is listed and thinly traded on the NASD OTC Bulletin Board under the symbol "EPAT." The following table represents the range of the high and low bid prices of our stock for each fiscal quarter during the past two years as reported by the OTC Bulletin Board Historical Data Service. Such quotations represent prices between dealers and may include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

      Year    Quarter Ended     High    Low
      -----   ---------------   ------  ------
      2003    March 31          $ 0.01  $ 0.01
              June 30             0.01    0.01
              September 30        0.015   0.01
              December 31         0.017   0.015

      2004    March 31          $ 0.03  $ 0.025
              June 30             0.03    0.03
              September 30        0.06    0.03
              December 31         0.06    0.04

Holders and Dividends

We have approximately 675 stockholders of record as of March 3, 2005, which does not include "street accounts" of securities brokers. We have not granted options or warrants. We have not paid any cash dividends on our outstanding shares of common stock, and no cash dividends are contemplated to be paid in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6.   PLAN OF OPERATION

At December 31, 2004 we had $6,274 cash and no total liabilities and we have experienced losses for the past two fiscal years. During the next twelve months our management intends to actively seek an operating company to acquire or merge with which will create necessary operating revenue.

We currently cannot satisfy our cash requirements for our operations. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses are related to legal, accounting and professional services required to prepare and file our reports with the SEC. We are unable to pay cash for these services and have relied on related and third parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing funds and, therefore, these parties are not obligated to provide funds in the future. However, management anticipates that these parties will continue to pay for these costs on our behalf during the next twelve months. Historically, we have paid for these advances by converting the debt into common stock.

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

ITEM 7.   FINANCIAL STATEMENTS





              EARTH PRODUCTS AND TECHNOLOGIES, INC.

                 (A Development Stage Company)

                       Financial Statements

                    December 31, 2004 and 2003

                             CONTENTS


Independent Auditor's Report ..............................................F-3

Balance Sheets ............................................................F-4

Statements of Operations ..................................................F-5

Statements of Stockholders' Equity ........................................F-6

Statements of Cash Flows .................................................F-11

Notes to the Financial Statements ........................................F-13

   Chisholm,
     Bierwolf &                                 533 West 2600 South, Suite 250
       Nilson, LLC                                       Bountiful, Utah 84010
                                                         Office (801) 292-8756
Certified Public Accountants                                Fax (801) 292-8809

______________________________________________________________________________


                   INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Earth Products and Technologies, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheets of Earth Products and Technologies, Inc. (a development stage company) as of December 31, 2004 and 2003 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception February 10, 1986 through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Earth Products and Technologies, Inc. (a development stage company) as of December 31, 2004 and 2003 and the results of its operations and cash flows for the years then ended and from inception February 10, 1986 through December 31, 2004 in conformity with generally accepted accounting principles in the United States of America.

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



/s/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson
Bountiful, Utah
March 2, 2005

                Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS
                                                           December 31
                                                   ---------------------------
                                                       2004          2003
                                                   ------------- -------------
CURRENT ASSETS

Cash                                               $      6,274  $      8,924
                                                   ------------- -------------

    TOTAL ASSETS                                   $      6,274  $      8,924
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES                                $          -  $          -

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000 shares
  authorized; 32,001,004 and 32,001,004 shares
  issued and outstanding respectively                    32,001        32,001

Additional Paid in Capital                            4,000,906     4,000,906

Deficit Accumulated during the development stage     (4,026,633)   (4,023,983)
                                                   ------------- -------------

  Total Stockholders' Equity (deficit)                    6,274         8,924
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $      6,274  $      8,924
                                                   ============= =============













The accompanying notes are an integral part of these financial statements.

               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                     Statements of Operations

                                                                     From
                                                                 Inception on
                                         For the Years Ended     February 10,
                                              December 31           1986 to
                                     ---------------------------    Dec. 31,
                                           2004         2003         2004
                                     ------------- ------------- -------------
REVENUE
  Revenue                            $          -  $          -  $     50,000
  Cost of goods sold                            -             -             -
                                     ------------- ------------- -------------
     Gross Profit                               -             -        50,000

EXPENSES
  Selling expense                               -             -       109,489
  Depreciation and amortization                 -             -        67,187
  Research and development                      -             -       153,773
  General and administrative                2,550        21,785     2,760,532
                                     ------------- ------------- -------------

    Total Expenses                          2,550        21,785     3,090,981
                                     ------------- ------------- -------------

OPERATING LOSS                             (2,550)      (21,785)   (3,040,981)
                                     ------------- ------------- -------------
OTHER INCOME (EXPENSE)
  Bad debt                                      -             -      (894,326)
  Bad debt recovery                             -             -       600,000
  Gain on disposition of debt (Note 2)          -             -       103,284
  Interest expense                              -             -       (94,008)
  Loss on disposal of asset                     -             -      (525,281)
  Discontinued operations                       -             -      (689,191)
  Income taxes                               (100)         (100)       (1,753)
  Minority interest                             -             -        89,595
                                     ------------- ------------- -------------
    Total Other Income (Expense)             (100)         (100)   (1,411,680)
                                     ------------- ------------- -------------

NET LOSS                             $     (2,650) $    (21,885) $ (4,452,661)
                                     ============= ============= =============

WEIGHTED AVERAGE LOSS PER SHARE      $      (0.00) $      (0.00) $      (0.16)
                                     ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING    32,001,004    30,088,675    10,714,536
                                     ============= ============= =============


The accompanying notes are an integral part of these financial statements

                      Earth Products & Technologies, Inc.
                         (A Development Stage Company)
                       Statements of Stockholders' Equity
         From Inception on February 10, 1986 through December 31, 2004

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


   The accompanying notes are an integral part of these financial statements

                                      F-6

                      Earth Products & Technologies, Inc.
                         (A Development Stage Company)
                       Statements of Stockholders' Equity
         From Inception on February 10, 1986 through December 31, 2004

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



                      Earth Products & Technologies, Inc.
                         (A Development Stage Company)
                       Statements of Stockholders' Equity
         From Inception on February 10, 1986 through December 31, 2004

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



   The accompanying notes are an integral part of these financial statements




                      Earth Products & Technologies, Inc.
                         (A Development Stage Company)
                       Statements of Stockholders' Equity
         From Inception on February 10, 1986 through December 31, 2004

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


   The accompanying notes are an integral part of these financial statements


                      Earth Products & Technologies, Inc.
                         (A Development Stage Company)
                       Statements of Stockholders' Equity
         From Inception on February 10, 1986 through December 31, 2004

                                                                     Deficit
                                                                     Accumulated
                                     Common Stock      Additional    During the
                                 --------------------- Paid-in       Development   Treasury     Minority
                                 Shares     Amount     Capital       Stage         Stock        Interest
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 2000      27,381,004 $  27,381  $  3,927,026  $ (3,927,472) $         -  $         -

Shares issued for services at
 $0.021 per share                   700,000       700        14,300             -            -            -

Shares issued for services at
 $0.02 per share                    920,000       920        17,580             -            -            -

Shares issued for services at
 $0.025 per share                 1,000,000     1,000        24,000             -            -            -

Net loss for the year ended
 December 31, 2001                        -         -             -       (61,164)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 2001      30,001,004    30,001     3,982,906    (3,988,636)           -            -

Net loss for the year ended
 December 31, 2002                        -         -             -       (13,462)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 2002      30,001,004    30,001     3,982,906    (4,002,098)           -            -

Shares issued for services
 at $0.01 per share               2,000,000     2,000        18,000             -            -            -

Net loss for the year ended
  December 31, 2003                       -         -             -       (21,885)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 2003      32,001,004    32,001     4,000,906    (4,023,983)           -            -

Net loss for the year ended
  December 31, 2004                       -         -             -        (2,650)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 2004      32,001,004 $  32,001  $  4,000,906  $ (4,026,633)
                                 ========== ========== ============= =============



   The accompanying notes are an integral part of these financial statements.







                     Earth Products and Technologies, Inc.
                         (A Development Stage Company)
                            Statements of Cash Flows

                                                                                Inception on
                                                        For the Years Ended     February 10,
                                                             December 31        1986 Through
                                                    --------------------------- December 31,
                                                         2004         2003      2004
                                                    ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Loss From Operations                          $     (2,650) $    (21,885) $ (4,452,661)
  Adjustments to Reconcile Net Cash Provided
   by Operating Activities:
      Bad Debt                                                 -             -       894,326
      Depreciation and amortization                            -             -        93,309
      Loss on disposal of assets                               -             -       350,281
      Gain on disposition of assets                            -             -      (103,284)
      Common stock issued for services rendered                -        20,000       397,445
      Minority Interest                                        -             -       (89,595)
    Changes in operating assets and liabilities:
      (Net of effects of purchase/Spin-off of EWSI)
      (Increase) Decrease in:
         Accounts receivable                                   -             -       (98,803)
         Inventory                                             -             -        22,842
       Decrease in shareholder advances                        -             -         9,176
       Increase (decrease) in accounts payable,
         accrued expenses and payroll taxes                    -             -       583,579
                                                    ------------- ------------- -------------

  Net Cash Provided (Used) by Operating Activities        (2,650)       (1,885)   (2,393,385)
                                                    ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Cash acquire/(spun-off) in acquisition of EWSI              -             -         6,241
   Cash advanced on note receivable                            -             -        (6,049)
   Investment in inventory                                     -             -      (381,143)
   Purchase of fixed assets                                    -             -      (121,743)
   Payment of organization costs                               -             -          (110)
   Cash advanced to subsidiary prior to acquisition            -             -      (200,000)
   Cash from sales of assets                                   -             -         1,970
                                                    ------------- ------------- -------------

 Net Cash (Used) in Investing Activities            $          -  $          -  $   (700,834)
                                                    ------------- ------------- -------------



   The accompanying notes are an integral part of these financial statements.



                     Earth Products and Technologies, Inc.
                         (A Development Stage Company)
                            Statements of Cash Flows

                                                                                From
                                                                                Inception on
                                                        For the Years Ended     February 10,
                                                             December 31        1986 Through
                                                    --------------------------- December 31,
                                                         2004        2003       2004
                                                    ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Contribution by stockholders                      $          -  $          -  $    996,375
  Payment to stockholder                                       -             -       (13,202)
  Sale of common stock                                         -             -     1,295,685
  Cash received from debt financing                            -             -     1,581,384
  Cash paid on debt financing                                  -             -      (759,749)
                                                    ------------- ------------- -------------

  Net cash Provided from Financing Activities                  -             -     3,100,493
                                                    ------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH                           (2,650)       (1,885)        6,274

CASH AT BEGINNING OF PERIOD                                8,924        10,809             -
                                                    ------------- ------------- -------------

CASH AT ENDING OF PERIOD                            $      6,274  $      8,924  $      6,274
                                                    ============= ============= =============

SUPPLEMENTAL CASH FLOW INFORMATION

  CASH PAID FOR
    Interest                                         $         -  $          -  $     19,972
    Income taxes                                     $       100  $        100  $      1,653

  NON CASH FINANCING ACTIVITIES
    Issuance of stock in settlement of debt          $         -  $          -  $  1,446,858
    Capital contributed by shareholders              $         -  $          -  $    639,230
    Issuance of stock for services                   $         -  $     20,000  $    397,445





   The accompanying notes are an integral part of these financial statements.




              Earth Products and Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2004 and 2003

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

In June, 1997 the board approved a transfer of the Plasma Arc equipment, fixed asset and debt of the Company to EPAT, Inc. a wholly owned subsidiary of the Company. Then in November,1998, the board approved a stock dividend of EPAT, Inc. to be issued to the shareholders of the Company, thus spinning out EPAT, Inc. from the consolidated company.

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

              Earth Products and Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2004 and 2003

NOTE 1 - Summary of Significant Accounting Policies (continued)

d.  Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

                                         Income (loss)   Shares     Per Share
                                          (Numerator)  (Denominator)  Amount
                                         ------------- ------------- --------
For the year ended December 31, 2004:

  Basic EPS
   Income (loss) to common stockholders  $     (2,650)   32,001,004  $ (0.00)
                                         ============= ============= ========
For the year ended December 31, 2003:

  Basic EPS
   Income (loss) to common stockholders  $    (21,886)   30,088,675  $ (0.00)
                                         ============= ============= ========
From inception on February 10, 1986 to
 December 31, 2004:

  Basic EPS
   Income (loss) to common stockholders  $ (4,452,662)   10,714,536  $ (0.16)
                                         ============= ============= ========

e.  Provision for Income Taxes

No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $4,026,633 which will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2007 through 2014. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused. The valuation allowance of the losses carryforwards offsets any potential tax benefit. These NOL's may also be limited to use due to the change in ownership.

Deferred tax asset and the valuation account is as follows at December 31, 2004 and 2003:

                                                        December 31,
                                                    2004             2003
                                                -------------- -------------
Deferred tax asset:
     NOL carryforward                           $   1,369,065  $  1,368,155

     Valuation allowance                           (1,369,065)   (1,368,155)
                                                -------------- -------------
                                                $           -  $          -
                                                ============== =============

              Earth Products and Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2004 and 2003

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

              Earth Products and Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2004 and 2003

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

              Earth Products and Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2004 and 2003

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

During 2001, the Company issued 2,620,000 shares for services valued at $58,500.

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

              Earth Products and Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2004 and 2003

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

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

In our current report dated February 9, 2004, we reported that our independent auditors, Chisholm & Associates, Certified Public Accountants, resigned as our independent auditors and we engaged Chisholm, Bierwolf & Nilson, LLC, Certified Public Accountants, as our independent auditors.

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

ITEM 8B. OTHER INFORMATION

None.

                             PART III
                             --------

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

    Name           Age    Position                          Director Since
------------------ ------ --------------------------------- -----------------
John W. Peters     53     President, Director               June 9, 1997
Ariika Mason       24     Secretary/Treasurer, Director     June 15, 2001

John W. Peters - Since 1995 to the present Mr. Peters has served as our President and Chairman of the Board. In prior years he was employed as our
operations manager.   Mr. Peters is the manager of Development Specialties,
Inc. a property management company. He also is a director of Bingham Canyon Corporation, Cancer Capital Corporation, Skinovation Pharmaceutical Incorporated and Suncrest Global Energy Corp., which are development stage reporting companies. His prior business experience includes President and Executive Officer of Certified Environmental Laboratories, Inc. and Vice President of Sales and Marketing for Comco Communications Corp. in California. Mr. Peters studied business administration at Long Beach Community College and California Polytechnic State University in San Louis Obispo, California.

Ariika Mason - From January 1999 through the present Ms. Mason has worked as a customer relations specialist for First Equity Holdings Corp. Prior to 1999 she was employed as a secretary and receptionist. She is a director of WorldNet of Nevada, Inc., a development stage reporting company. She attended Salt Lake Community College located in Salt Lake City, Utah during 1999.

Audit Committee Financial Expert

Because we have minimal operations we do not have an audit committee serving at this time. Accordingly, we do not have an audit committee financial expert serving on an audit committee.

Compliance with Section 16(a) of the Exchange Act

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

ITEM 10.   EXECUTIVE COMPENSATION

None of our named executive officers received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights from us during the past three fiscal years. Mr. Peters who acts in a capacity similar to chief executive officer did not receive compensation during the 2004 fiscal year. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

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

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock of our management. We are not aware of any person or group who beneficially owns more than 5% of our outstanding common stock. Beneficial ownership is determined according to the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The inclusion of any shares as beneficially owned does not constitute an admission of beneficial ownership of those shares. The percentage of beneficial ownership is based on 32,001,004 shares of common stock outstanding as of March 3, 2005.

                    CERTAIN BENEFICIAL OWNERS

Name and Address of           Number of Shares of
Beneficial Owners             Common Stock          Percentage of Class
----------------------------- --------------------- --------------------
First Equity Holdings Corp.   2,000,000                  6.3%
2157 S. Lincoln Street
Salt Lake City, UT 84106

                            MANAGEMENT

Name and Address of           Number of Shares of
Beneficial Owners             Common Stock          Percentage of Class
----------------------------- --------------------- --------------------
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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

No.   Description
----  -------------
3.1 Articles of Incorporation of Earth Products (Incorporated by reference to exhibit 3.1 of Form S-18 registration statement.)
3.2 By-laws of Earth Products (Incorporated by reference to exhibit 3.2 of Form S-18 registration statement)
31.1  Principal Executive Officer Certification
31.2  Principal Financial Officer Certification
32.1  Section 1350 Certification

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal account for the audit of our annual financial statement and review of financial statements included in quarterly reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $1,239 for fiscal year ended 2003 and $1,355 for fiscal year ended 2004.

Audit-Related Fees

Our auditor did not bill any fees in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above.

Tax Fees

Our auditor did not bill any fees in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning.

All Other Fees

Our auditor did not bill any fees in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above

Pre-approval Policies

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.


                            SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, who are duly authorized.

                               EARTH PRODUCTS AND TECHNOLOGIES, INC.



                               /s/ John W. Peters
Date:   March 25, 2005      By:_________________________________________
                               John W. Peters
                               President



In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.



                               /s/ John W. Peters
Date:   March 25, 2005         ________________________________________
                               John W. Peters
                               Principal Executive Officer
                               Principal Financial and Accounting Officer



                               /s/ Ariika Mason
Date:   March 25, 2005         ________________________________________
                               Ariika Mason
                               Secretary/Treasurer and Director