Form 10QSB
period 2005-03-31
EARTH PRODUCTS & TECHNOLOGIES INC
filed 2005-05-13
CIK 790024

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For quarterly period ended March 31, 2005


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

As of May 9, 2005 Earth Products & Technologies, Inc. had a total of 32,001,004 shares of common voting stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements............................................2

Item 2.  Plan of Operation...............................................9

Item 3.  Controls and Procedures.........................................9

                    PART II: OTHER INFORMATION

Item 6.  Exhibits........................................................10

Signatures...............................................................10



                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2005 and 2004 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of results to be expected for any subsequent period.

               Earth Products & Technologies, Inc.

                       Financial Statements

                          March 31, 2005

               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                          Balance Sheets



                              ASSETS
                              ------


                                                      March 31    December 31
                                                        2005          2004
                                                   ------------- -------------
                                                    (Unaudited)

CURRENT ASSETS

Cash                                               $      6,013  $      6,274
                                                   ------------- -------------

    TOTAL ASSETS                                   $      6,013  $      6,274
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY
              -------------------------------------

CURRENT LIABILITIES

Accounts payable                                            900             -
                                                   ------------- -------------

  Total current liabilities                                 900             -


STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000
  shares authorized; 32,001,004 shares
  issued and outstanding                                 32,001        32,001

Additional Paid in Capital                            4,000,906     4,000,906

Deficit Accumulated during the development stage     (4,027,794)   (4,026,633)
                                                   ------------- -------------

  Total Stockholders' Equity (deficit)                    5,113         6,274
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $      6,013  $      6,274
                                                   ============= =============

               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                     Statement of Operations
                           (Unaudited)



                                                                From
                                                                Inception on
                                For the         For the         February 10,
                                three months    three months    1986
                                ended March 31, ended March 31, to March 31,
                                2005            2004            2005
                                --------------- --------------- --------------
REVENUE
  Revenue                       $            -  $            -  $      50,000
  Cost of goods sold                         -               -              -
                                --------------- --------------- --------------

    Gross Profit                             -               -         50,000
                                --------------- --------------- --------------
EXPENSES
  Selling expense                            -               -        109,489
  Depreciation and amortization              -               -         67,187
  Research and development                   -               -        153,773
  General and administrative             1,061             164      2,761,593
                                --------------- --------------- --------------

    Total Expenses                       1,061             164      3,092,042
                                --------------- --------------- --------------

OPERATING LOSS                          (1,061)           (164)    (3,042,042)
                                --------------- --------------- --------------
OTHER INCOME (EXPENSE)
  Bad debt                                   -               -       (894,326)
  Bad debt recovery                          -               -        600,000
  Gain on disposition of
    debt (Note 2)                            -               -        103,284
  Interest expense                           -               -        (94,008)
  Loss on disposal of asset                  -               -       (525,281)
  Discontinued operations                    -               -       (689,191)
  Income tax expense                      (100)           (100)        (1,853)
  Minority interest                          -               -         89,595
                                --------------- --------------- --------------
    Total Other Income (Expense)          (100)           (100)    (1,411,780)
                                --------------- --------------- --------------

NET LOSS                        $       (1,161) $         (264) $  (4,453,822)
                                =============== =============== ==============

WEIGHTED AVERAGE LOSS PER SHARE $            -  $            -  $       (0.16)
                                =============== =============== ==============
WEIGHTED AVERAGE SHARES
 OUTSTANDING                        32,001,004      32,001,020     10,988,650
                                =============== =============== ==============

               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)



                                                                 From
                                                                 Inception on
                                      For the three months ended February 10,
                                                March 31,        1986 Through
                                      -------------------------- March 31,
                                           2005         2004     2005
                                      ------------- ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Loss From Operations            $     (1,161) $      (264) $ (4,453,822)

  Adjustments to Reconcile Net Cash
  Provided by Operating Activities:
    Bad Debt                                     -            -       894,326
    Depreciation and amortization                -            -        93,309
    Loss on disposal of assets                   -            -       350,281
    Gain on disposition of assets                -            -      (103,284)
    Common stock issued for
      services rendered                          -            -       397,445
    Minority Interest                            -            -       (89,595)
  Changes in operating assets and
  liabilities:
    (Net of effects of purchase/
     Spin-off of EWSI)
    (Increase) Decrease in:
        Accounts receivable                      -            -       (98,803)
        Inventory                                -            -        22,842
     Decrease in shareholder advances            -            -         9,176
     Increase (decrease)in:
        Accounts payable                       900            -           900
        Accrued expenses and
          payroll taxes                          -            -       583,579
                                      ------------- ------------ -------------
  Net Cash Provided (Used) by
  Operating Activities                        (261)        (100)   (2,393,646)
                                      ------------- ------------ -------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Cash acquired/(spun-off) in
    acquisition of EWSI                          -            -         6,241
  Cash advanced on note receivable               -            -        (6,049)
  Investment in inventory                        -            -      (381,143)
  Purchase of fixed assets                       -            -      (121,743)
  Payment of organization costs                  -            -          (110)
  Cash advanced to subsidiary prior
    to acquisition                               -            -      (200,000)
  Cash from sales of assets                      -            -         1,970
                                      ------------- ------------ -------------
  Net Cash (Used) in
  Investing Activities                $          -  $         -  $   (700,834)
                                      ------------- ------------ -------------

                Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)


                                                                 From
                                                                 Inception on
                                      For the three months ended February 11,
                                                March 31,        1986 Through
                                      -------------------------- March 31,
                                           2005         2004     2005
                                      ------------- ------------ -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Contribution by stockholders                   -            -       996,375
  Payment to stockholder                         -            -       (13,202)
  Sale of common stock                           -            -     1,295,685
  Cash received from debt financing              -            -     1,581,384
  Cash paid on debt financing                    -            -      (759,749)
                                      ------------- ------------ -------------
  Net cash Provided from
  Financing Activities                           -            -     3,100,493
                                      ------------- ------------ -------------

NET INCREASE (DECREASE) IN CASH               (261)        (264)        9,013

CASH AT BEGINNING OF PERIOD                  6,274        8,924             -
                                      ------------- ------------ -------------

CASH AT ENDING OF PERIOD              $      6,013  $     8,660  $      6,013
                                      ============= ============ =============
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR
  Interest                            $          -  $         -  $     19,972
  Income taxes                        $        100  $       100  $      1,853

NON CASH FINANCING ACTIVITIES
  Issuance of stock in settlement
      of debt                         $          -  $         -  $  1,446,858
  Capital contributed by shareholders $          -  $         -  $    639,230
  Issuance of stock for services      $          -  $         -  $    397,445

               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          March 31, 2005


GENERAL
-------

Earth Products & Technologies, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2004.

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

As of March 31, 2005 we had $6,013 cash on hand and $900 current liabilities. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses are related to legal, accounting and professional services required to prepare our reports and the costs of filing the reports with the SEC. We have relied on shareholders to pay for these costs on our behalf. These shareholders have not entered into written agreements guaranteeing advances and, therefore, they are not obligated to provide funds in the future. However, management anticipates that shareholders will continue to pay for these costs on our behalf during the next twelve months. Historically, we have paid for these advances by converting the debt into common stock.

ITEM 3.  CONTROLS AND PROCEDURES

Our President, who acts in the capacity of principal executive officer and principal financial officer, has concluded that the disclosures related to the effectiveness of our disclosure controls and procedures and our internal control over financial reporting made in our annual report on Form 10-KSB, filed March 30, 2005, remain accurate.

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


                                    EARTH PRODUCTS & TECHNOLOGIES, INC.


                                       /s/ John W. Peters
Date: May 11, 2005                By:_______________________________________
                                     John W. Peters
                                     President, Principal Executive Officer,
                                     Principal Financial Officer and Director