Form 10QSB
period 2005-09-30
EARTH PRODUCTS & TECHNOLOGIES INC
filed 2005-11-10
CIK 790024

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).   Yes [X]   No [ ]

As of October 25, 2005, Earth Products & Technologies, Inc. had a total of 32,001,004 shares of common voting stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................2

Item 2.  Plan of Operation .................................................9

Item 3.  Controls and Procedures............................................9

                    PART II: OTHER INFORMATION

Item 6.  Exhibits..........................................................10

Signatures.................................................................10



                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2005 and 2004 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine month period ended September 30, 2005 are not necessarily indicative of results to be expected for any subsequent period.

               Earth Products & Technologies, Inc.

                       Financial Statements

                        September 30, 2005

               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                  September 30,   December 31,
                                                       2005           2004
                                                  -------------- -------------
                                                    (Unaudited)
CURRENT ASSETS

Cash                                              $       4,148  $      6,274
                                                  -------------- -------------

   TOTAL ASSETS                                   $       4,148  $      6,274
                                                  ============== =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                               $           -  $          -
                                                  -------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000
 shares authorized; 32,001,004 shares
 issued and outstanding                                  32,001        32,001

Additional paid in capital                            4,000,906     4,000,906

Deficit accumulated during the development stage     (4,028,759)   (4,026,633)
                                                  -------------- -------------

  Total Stockholders' Equity (deficit)                    4,148         6,274
                                                  -------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $       4,148  $      6,274
                                                  ============== =============

               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                     Statement of Operations
                           (Unaudited)



                                                                                        From
                                                                                        Inception on
                            For the three  For the three  For the nine   For the nine   February 10,
                            months ended   months ended   months ended   months ended   1986
                            Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,      to Sept. 30,
                            2005           2004           2005           2004           2005
                            -------------- -------------- -------------- -------------- --------------
REVENUE
  Revenue                   $           -  $           -  $           -  $           -  $      50,000
  Cost of goods sold                    -              -              -              -              -
                            -------------- -------------- -------------- -------------- --------------
   Gross Profit                         -              -              -              -         50,000

EXPENSES
  Selling expense                       -              -              -              -        109,489
  Depreciation and amortization         -              -              -              -         67,187
  Research and development              -              -              -              -        153,773
  General and administrative          429            853          2,026          2,396      2,762,558
                            -------------- -------------- -------------- -------------- --------------

   Total Expenses                     429            853          2,026          2,396      3,093,007
                            -------------- -------------- -------------- -------------- --------------

OPERATING LOSS                       (429)          (853)        (2,026)        (2,396)    (3,043,007)
                            -------------- -------------- -------------- -------------- --------------
OTHER INCOME (EXPENSE)
  Bad debt                              -              -              -              -       (894,326)
  Bad debt recovery                     -              -              -              -        600,000
  Gain on disposition of debt           -              -              -              -        103,284
  Interest expense                      -              -              -              -        (94,008)
  Loss on disposal of asset             -              -              -              -       (525,281)
  Discontinued operations               -              -              -              -       (689,191)
  Income taxes                          -              -           (100)          (100)        (1,853)
  Minority interest                     -              -              -              -         89,595
                            -------------- -------------- -------------- -------------- --------------
   Total Other Income
   (Expense)                            -              -           (100)          (100)    (1,411,780)
                            -------------- -------------- -------------- -------------- --------------

NET LOSS                    $        (429) $        (853)  $     (2,126) $      (2,496) $  (4,454,787)
                            -------------- -------------- -------------- -------------- --------------
WEIGHTED AVERAGE
 LOSS PER SHARE             $           -  $           -  $           -  $           -  $       (0.44)
                            ============== ============== ============== ============== ==============
WEIGHTED AVERAGE
 SHARES OUTSTANDING            32,001,004     32,001,004     32,001,004     32,001,004     11,524,799
                            ============== ============== ============== ============== ==============


                                        5

                        Earth Products & Technologies, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)


                                                                        From
                                                                        Inception on
                                                                        February 10,
                                             For the nine months ended  1986
                                                  September 30,         Through
                                          ----------------------------- September 30,
                                                2005          2004      2005
                                          -------------- -------------- --------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss From Operations                 $      (2,126) $      (2,496) $  (4,454,787)
 Adjustments to Reconcile Net Cash
  Provided by Operating Activities:
    Bad Debt                                          -              -        894,326
    Depreciation and amortization                     -              -         93,309
    Loss on disposal of assets                        -              -        350,281
    Gain on disposition of assets                     -              -       (103,284)
    Common stock issued for services
      rendered                                        -              -        397,445
    Minority Interest                                 -              -        (89,595)
 Changes in operating assets and liabilities:
   (Net of effects of purchase/Spin-off of EWSI)
   (Increase) Decrease in:
     Accounts receivable                              -              -        (98,803)
     Inventory                                        -              -         22,842
   Decrease in shareholder advances                   -              -          9,176
   Increase (decrease) in accounts payable,
     accrued expenses and payroll taxes               -              -        583,579
                                          -------------- -------------- --------------
  Net Cash Provided (Used) by
  Operating Activities                           (2,126)        (2,496)    (2,395,511)
                                          -------------- -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Cash acquired/(spun-off) in acquisition
   of EWSI                                            -              -          6,241
 Cash advanced on note receivable                     -              -         (6,049)
 Investment in inventory                              -              -       (381,143)
 Purchase of fixed assets                             -              -       (121,743)
 Payment of organization costs                        -              -           (110)
 Cash advanced to subsidiary prior
   to acquisition                                     -              -       (200,000)
 Cash from sales of assets                            -              -          1,970
                                          -------------- -------------- --------------

  Net Cash (Used) in Investing Activities $           -  $           -  $    (700,834)
                                          -------------- -------------- --------------








                       Earth Products & Technologies, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)

                                                                        From
                                                                        Inception on
                                                                        February 10,
                                            For the nine months ended   1986
                                                 September 30,          Through
                                          ----------------------------- September 30,
                                                2005          2004      2005
                                          -------------- -------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Contribution by stockholders             $           -  $           -  $     996,375
 Payment to stockholder                               -              -        (13,202)
 Sale of common stock                                 -              -      1,295,685
 Cash received from debt financing                    -              -      1,581,384
 Cash paid on debt financing                          -              -       (759,749)
                                          -------------- -------------- --------------
  Net cash Provided from
  Financing Activities                                -              -      3,100,493
                                          -------------- -------------- --------------

NET INCREASE (DECREASE) IN CASH                  (2,126)        (2,496)         4,148

CASH AT BEGINNING OF PERIOD                       6,274          8,924              -
                                          -------------- -------------- --------------

CASH AT ENDING OF PERIOD                  $       4,148  $       6,428  $       4,148
                                          ============== ============== ==============
SUPPLEMENTAL CASH FLOW INFORMATION

  CASH PAID FOR
    Interest                              $           -  $           -  $      19,972
    Income taxes                          $         100  $         100  $       1,853

  NON CASH FINANCING ACTIVITIES
    Issuance of stock in settlement
     of debt                              $           -  $           -  $   1,446,858
    Capital contributed by shareholders   $           -  $           -  $     639,230
    Issuance of stock for services        $           -  $           -  $     397,445




               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 2005


GENERAL

Earth Products & Technologies, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2004.

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

As of September 30, 2005, we had $4,148 cash on hand and no current liabilities. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses are related to legal, accounting and professional services and other costs required to prepare and file our reports with the SEC. Management believes we can meet our cash requirements for the next 12 months. However, we may require additional funding in the long term and will likely rely on sale of our stock or advances from related parties.

ITEM 3.  CONTROLS AND PROCEDURES

Our President, who acts in the capacity of principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

Also, he determined that there were no changes made in our internal controls over financial reporting during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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


                                   EARTH PRODUCTS & TECHNOLOGIES, INC.

                                        /s/ John W. Peters
Date: November 8, 2005             By:_______________________________________
                                      John W. Peters
                                      President, Principal Executive Officer,
                                      Principal Financial Officer and Director