Form 10KSB
period 2005-12-31
EARTH PRODUCTS & TECHNOLOGIES INC
filed 2006-03-31
CIK 790024

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                 Commission file number 33-3385LA


               EARTH PRODUCTS & TECHNOLOGIES, INC.
       ----------------------------------------------------
      (Exact name of registrant as specified in its charter)


               Nevada                    87-0430816
   ----------------------   ----------------------------------
  (State of incorporation) (I.R.S. Employer Identification No.)


2157 S. Lincoln Street, Salt Lake City, Utah         84106
----------------------------------------------    ----------
(Address of principal executive offices)          (Zip code)

Issuer's telephone number, including area code:  (801) 323-2395

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [X]

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

As of March 9, 2006 the registrant had 1,066,810 post-reverse split common shares outstanding.

The aggregate market value of the voting stock held by non-affiliates as of March 9, 2006 was approximately $2,020,604.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format:  Yes [ ]    No [X]

                        TABLE OF CONTENTS

                              PART I

Item 1.  Description of Business...........................................3
Item 2.  Description of Property...........................................5
Item 3.  Legal Proceedings.................................................5
Item 4.  Submission of Matters to a Vote of Security Holders...............5

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters..........6
Item 6.  Management's Discussion and Analysis or Plan of Operation.........6
Item 7.  Financial Statements..............................................6
Item 8.  Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure.............................................25
Item 8A. Controls and Procedures..........................................25
Item 8B. Other Information................................................25

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act................25
Item 10. Executive Compensation...........................................26
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters..................................26
Item 12. Certain Relationships and Related Transactions...................27
Item 13. Exhibits.........................................................27
Item 14. Principal Accountant Fees and Services...........................27
Signatures................................................................28


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

                              PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Historical Development

Earth Products was incorporated in the state of Nevada in 1986 under the name Mainstay Investments, Inc. In October 1997 we adopted our current name and from 1997 to 1998 we attempted to develop technologies to remove or reduce pollutants. As of January 1999 we divested all of our operations and became inactive.

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

Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the expensive legal and accounting fees and the length of time associated with the registration process of "going public." However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Earth Products.

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

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgement. Our activities are subject to several significant risks which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without consent, vote, or approval of our stockholders. We can not assure you that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our stockholders. Should a merger or acquisition prove unsuccessful, it is possible management may decide not to pursue further acquisition activities and management may abandon our search and we may become dormant or be dissolved.

It is possible that the range of business opportunities that might be available for consideration by us could be limited by impact of the SEC regulations regarding purchase and sale of "penny stock." Our common stock is thinly traded on the OTC Bulletin Board and we cannot assure you that a market will develop or that a stockholder will be able to liquidate his/her/its investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by this Act to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

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

Our management will analyze the business opportunities; however, none of our management are professional business analysts. (See Part III, Item 9, below.) Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. As a result, management may rely on promoters or their affiliates, principal stockholders or associates to assist in the investigation and selection of business opportunities.

Certain conflicts of interest exist or may develop between us and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and our President is management of other development stage reporting companies seeking merger candidates. Our management may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to us.

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


ITEM 2.   DESCRIPTION OF PROPERTY

We do not own or lease any real property. Until we pursue a viable business opportunity and recognize income, we will not seek office space.


ITEM 3.   LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit a matter to a vote of our stockholders during the fourth quarter of the year ended December 31, 2005. However, on January 28, 2006, shareholders representing 24,571,381 pre-reverse split shares of our common stock, or 76.8% of our 30,001,004 oustanding pre-reverse split common shares, approved by written consent a 30-to-1 reverse split of our outstanding common stock. The reverse stock split was effective March 1, 2006.

                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is listed and thinly traded on the NASD OTC Bulletin Board under the symbol "EPTI." Prior to March 1, 2006, our common stock traded
under the symbol "EPAT."   The trading symbol was changed due to a 30-to-1
reverse stock split of our outstanding common stock effected March 1, 2006. The following table represents the range of the high and low bid prices of our stock for each fiscal quarter during the past two years as reported by the OTC Bulletin Board. Such quotations represent prices between dealers and may include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

            Year  Quarter Ended         High        Low
            ----  -------------        -------    --------
            2004  March 31             $ 0.03     $  0.025
                  June 30                0.03        0.03
                  September 30           0.06        0.03
                  December 31            0.06        0.04

            2005  March 31             $ 0.05     $  0.04
                  June 30                0.04        0.04
                  September 30           0.05        0.04
                  December 31            0.06        0.05

Holders and Dividends

We have approximately 675 stockholders of record as of March 9, 2006, which does not include shares held in "street accounts" of securities brokers. We have not paid any cash dividends on our outstanding shares of common stock, and do not foresee cash dividends to be paid in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We are a development stage company and have recorded losses for the past two fiscal years. At December 31, 2005, we had $3,769 cash and total current liabilities of $4,750. We cannot satisfy our cash requirements for our operations, which are primarily related to legal, accounting and professional services required to prepare and file our reports with the SEC. We are unable to pay cash for these services and have relied on a shareholder, First Equity Holdings Corp., to pay for these costs on our behalf. This shareholder has not entered into a written agreement guaranteeing advances and, therefore, this shareholder is not obligated to provide funds in the future. However, management anticipates that the shareholder will continue providing advances during the next twelve months. Historically, we have paid for these advances by converting the debt into common stock.

Our plan for the next twelve months is to search for a business opportunity and, if feasible, acquire an interest in a business opportunity. If we obtain a business opportunity, then it may be necessary to raise additional capital. We likely will sell our common stock to raise this additional capital. We expect to issue such stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock, then our shareholders may experience dilution in the value per share of their common stock.

ITEM 7.   FINANCIAL STATEMENTS







               EARTH PRODUCTS & TECHNOLOGIES, INC.

                 (A Development Stage Company)

                       Financial Statements

                    December 31, 2005 and 2004

                             CONTENTS


Independent Auditor's Report ...............................................9

Balance Sheets ............................................................10

Statements of Operations ..................................................11

Statements of Stockholders' Equity .....................................12-16

Statements of Cash Flows ...............................................17-18

Notes to the Financial Statements ......................................19-24

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

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Earth Products and Technologies, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheets of Earth Products & Technologies, Inc. (a development stage company) as of December 31, 2005 and 2004 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception February 10, 1986 through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the P.C.A.O.B. (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.
Accordingly, we express no such opinion.   An audit also includes assessing
the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Earth Products & Technologies, Inc.(a development stage company) as of December 31, 2005 and 2004 and the results of its operations and cash flows for the years then ended and from inception February 10, 1986 through December 31, 2005 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson
Bountiful, Utah
March 2, 2006

                Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                           December 31
                                                   ---------------------------
                                                       2005          2004
                                                   ------------- -------------
CURRENT ASSETS

Cash                                               $      3,769  $      6,274
                                                   ------------- -------------

   TOTAL ASSETS                                    $      3,769  $      6,274
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable                                   $      4,750  $          -

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000 shares
  authorized; 32,001,004 and 32,001,004 shares
  issued and outstanding respectively                    32,001        32,001

Additional Paid in Capital                            4,000,906     4,000,906

Deficit Accumulated during the development stage     (4,033,888)   (4,026,633)
                                                   ------------- -------------

   Total Stockholders' Equity (deficit)                    (981)        6,274
                                                   ------------- -------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $      3,769  $      6,274
                                                   ============= =============





The accompanying notes are an integral part of these financial statements

               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                     Statements of Operations

                                                                     From
                                                                 Inception on
                                         For the Years Ended     February 10,
                                              December 31           1986 to
                                     ---------------------------    Dec. 31,
                                           2005         2004         2005
                                     ------------- ------------- -------------
REVENUE
  Revenue                            $          -  $          -  $     50,000
  Cost of goods sold                            -             -             -
                                     ------------- ------------- -------------
     Gross Profit                               -             -        50,000

EXPENSES
  Selling expense                               -             -       109,489
  Depreciation and amortization                 -             -        67,187
  Research and development                      -             -       153,773
  General and administrative                7,155         2,550     2,767,687
                                     ------------- ------------- -------------

    Total Expenses                          7,155         2,550     3,098,136
                                     ------------- ------------- -------------

OPERATING LOSS                             (7,155)       (2,550)   (3,048,136)
                                     ------------- ------------- -------------
OTHER INCOME (EXPENSE)
  Bad debt                                      -             -      (894,326)
  Bad debt recovery                             -             -       600,000
  Gain on disposition of debt (Note 2)          -             -       103,284
  Interest expense                              -             -       (94,008)
  Loss on disposal of asset                     -             -      (525,281)
  Discontinued operations                       -             -      (689,191)
  Income taxes                               (100)         (100)       (1,853)
  Minority interest                             -             -        89,595
                                     ------------- ------------- -------------
    Total Other Income (Expense)             (100)         (100)   (1,411,780)
                                     ------------- ------------- -------------

NET LOSS                             $     (7,255) $     (2,650) $ (4,459,916)
                                     ============= ============= =============

WEIGHTED AVERAGE LOSS PER SHARE      $      (0.00) $      (0.00) $      (0.16)
                                     ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING    32,001,004    32,001,004    11,784,135
                                     ============= ============= =============




The accompanying notes are an integral part of these financial statements

                      Earth Products & Technologies, Inc.
                         (A Development Stage Company)
                       Statements of Stockholders' Equity
         From Inception on February 10, 1986 through December 31, 2005

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


   The accompanying notes are an integral part of these financial statements

                                       12

                      Earth Products & Technologies, Inc.
                         (A Development Stage Company)
                       Statements of Stockholders' Equity
         From Inception on February 10, 1986 through December 31, 2005

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



                      Earth Products & Technologies, Inc.
                         (A Development Stage Company)
                       Statements of Stockholders' Equity
         From Inception on February 10, 1986 through December 31, 2005

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



   The accompanying notes are an integral part of these financial statements




                      Earth Products & Technologies, Inc.
                         (A Development Stage Company)
                       Statements of Stockholders' Equity
         From Inception on February 10, 1986 through December 31, 2005

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


   The accompanying notes are an integral part of these financial statements


                      Earth Products & Technologies, Inc.
                         (A Development Stage Company)
                       Statements of Stockholders' Equity
         From Inception on February 10, 1986 through December 31, 2005

                                                                     Deficit
                                                                     Accumulated
                                     Common Stock      Additional    During the
                                 --------------------- Paid-in       Development   Treasury     Minority
                                 Shares     Amount     Capital       Stage         Stock        Interest
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 2000      27,381,004 $  27,381  $  3,927,026  $ (3,927,472) $         -  $         -

Shares issued for services at
 $0.021 per share                   700,000       700        14,300             -            -            -

Shares issued for services at
 $0.02 per share                    920,000       920        17,580             -            -            -

Shares issued for services at
 $0.025 per share                 1,000,000     1,000        24,000             -            -            -

Net loss for the year ended
 December 31, 2001                        -         -             -       (61,164)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 2001      30,001,004    30,001     3,982,906    (3,988,636)           -            -

Net loss for the year ended
 December 31, 2002                        -         -             -       (13,462)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 2002      30,001,004    30,001     3,982,906    (4,002,098)           -            -

Shares issued for services
 at $0.01 per share               2,000,000     2,000        18,000             -            -            -

Net loss for the year ended
  December 31, 2003                       -         -             -       (21,885)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 2003      32,001,004    32,001     4,000,906    (4,023,983)           -            -

Net loss for the year ended
  December 31, 2004                       -         -             -        (2,650)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 2004      32,001,004    32,001     4,000,906    (4,026,633)           -            -

Net loss for the year ended
 December 31, 2005                        -         -             -        (7,255)           -            -
                                 ---------- ---------- ------------- ------------- ------------ ------------

Balance - December 31, 2005      32,011,004 $  32,001  $  4,000,906  $ (4,033,888)
                                =========== ========== ============= =============


   The accompanying notes are an integral part of these financial statements,


                                       16








                     Earth Products and Technologies, Inc.
                         (A Development Stage Company)
                            Statements of Cash Flows

                                                                                From
                                                                                Inception on
                                                        For the Years Ended     February 10,
                                                             December 31        1986 Through
                                                    --------------------------- December 31,
                                                         2005         2004      2005
                                                    ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Loss From Operations                          $     (7,255) $     (2,650) $ (4,459,916)

  Adjustments to Reconcile Net Cash Provided
   by Operating Activities:
      Bad Debt                                                 -             -       894,326
      Depreciation and amortization                            -             -        93,309
      Loss on disposal of assets                               -             -       350,281
      Gain on disposition of assets                            -             -      (103,284)
      Common stock issued for services rendered                -             -       397,445
      Minority Interest                                        -             -       (89,595)
  Changes in operating assets and liabilities:
   (Net of effects of purchase/Spin-off of EWSI)
      (Increase) Decrease in:
         Accounts receivable                                   -             -       (98,803)
         Inventory                                             -             -        22,842
       Decrease in shareholder advances                        -             -         9,176
       Increase (Decrease) in:
         Accounts payable, accrued expenses
          and payroll taxes                                4,750             -       588,329
                                                    ------------- ------------- -------------
   Net Cash Provided (Used) by Operating Activities       (2,505)       (2,650)   (2,395,890)
                                                    ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Cash acquire/(spun-off) in acquisition of EWSI              -             -         6,241
   Cash advanced on note receivable                            -             -        (6,049)
   Investment in inventory                                     -             -      (381,143)
   Purchase of fixed assets                                    -             -      (121,743)
   Payment of organization costs                               -             -          (110)
   Cash advanced to subsidiary prior to acquisition            -             -      (200,000)
   Cash from sales of assets                                   -             -         1,970
                                                    ------------- ------------- -------------

 Net Cash (Used) in Investing Activities            $          -  $          -  $   (700,834)
                                                    ------------- ------------- -------------



   The accompanying notes are an integral part of these financial statements.



                     Earth Products and Technologies, Inc.
                         (A Development Stage Company)
                            Statements of Cash Flows

                                                                                From
                                                                                Inception on
                                                        For the Years Ended     February 10,
                                                             December 31        1986 Through
                                                    --------------------------- December 31,
                                                         2005        2004       2005
                                                    ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Contribution by stockholders                      $          -  $          -  $    996,375
  Payment to stockholder                                       -             -       (13,202)
  Sale of common stock                                         -             -     1,295,685
  Cash received from debt financing                            -             -     1,581,384
  Cash paid on debt financing                                  -             -      (759,749)
                                                    ------------- ------------- -------------

  Net cash Provided from Financing Activities                  -             -     3,100,493
                                                    ------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH                           (2,505)       (2,650)        3,769

CASH AT BEGINNING OF PERIOD                                6,274         8,924             -
                                                    ------------- ------------- -------------

CASH AT ENDING OF PERIOD                            $      3,769  $      6,274  $      3,769
                                                    ============= ============= =============

SUPPLEMENTAL CASH FLOW INFORMATION

  CASH PAID FOR
    Interest                                         $         -  $          -  $     19,972
    Income taxes                                     $       100  $        100  $      1,653

  NON CASH FINANCING ACTIVITIES
    Issuance of stock in settlement of debt          $         -  $          -  $  1,446,858
    Capital contributed by shareholders              $         -  $          -  $    639,230
    Issuance of stock for services                   $         -  $     20,000  $    397,445





   The accompanying notes are an integral part of these financial statements.



               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2005 and 2004

NOTE 1 - Summary of Significant Accounting Policies

a.   Organization

     Earth Products & Technologies, Inc. (the Company), was incorporated February 10, 1986 under the laws of the State of Nevada, as Mainstay Investments, Inc. The Company was organized for the purpose of searching out and acquiring or participating in a business or business opportunity. In 1987 the Company changed its name to Bio-Helix, Inc. On July 13, 1990, the Company's name was changed to Concept Gold, Inc., and on September 30, 1992, the name was changed to Environmental Plasma Arc Technology, Inc. At such time, the Company resolved to issue stock for an agreement between Nu-Arc Scientific, Inc., Edward Taylor and Carole Taylor, which gave the Company exclusive marketing and manufacturing rights of certain patented air purification systems for internal combustion engines and other applications.

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

               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2005 and 2004

NOTE 1 - Summary of Significant Accounting Policies (continued)

d.   Earnings (Loss) Per Share

     The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

                                       Income (loss)    Shares     Per Share
                                       (Numerator)   (Denominator)   Amount
                                       ------------- ------------- -----------
For the year ended December 31, 2005:

  Basic EPS
  Income (loss) to common stockholders  $    (7,255)   32,001,004  $   (0.00)
                                        ============ ============= ==========
For the year ended December 31, 2004:

  Basic EPS
  Income (loss) to common stockholders  $    (2,650)   32,001,004  $   (0.00)
                                        ============ ============= ==========
From inception on February 10, 1986 to
December 31, 2005:

  Basic EPS
  Income (loss) to common stockholders  $(4,459,916)   11,784,135  $   (0.38)
                                        ============ ============= ==========

e.   Provision for Income Taxes

     No provision for income taxes have been recorded due to net operating loss carryforwards totaling $4,033,888 which will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2007 through 2014. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused. The valuation allowance of the losses carryforwards offsets any potential tax benefit. These NOL's may also be limited to use due to the change in ownership.

     Deferred tax asset and the valuation account is as follows at December 31, 2005 and 2004:


                                                         December 31,
                                                     2005            2004
                                                 -------------- -------------
 Deferred tax asset:
      NOL carryforward                           $   1,371,522  $  1,369,065

      Valuation allowance                           (1,371,522)   (1,369,065)
                                                 -------------- -------------

                                                 $           -  $          -
                                                 ============== =============

               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2005 and 2004

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

      As of the year ended December 31, 2005, the Company has incurred $4,750 of fees payable for services to First Equity Holdings Corp, a shareholder.

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

               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2005 and 2004

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

               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2005 and 2004

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

               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2005 and 2004


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

ITEM 8A.  CONTROLS AND PROCEDURES

Our President, who acts in the capacities of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

He also determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

       Name        Age          Position                       Director Since
----------------- ------ ------------------------------------- --------------
John W. Peters      54    President, Director                     June 1997
Ariika M. Bryner    25    Secretary/Treasurer, Director           June 2001

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

Ariika M. Bryner - From January 1999 through the present Mrs. Bryner has worked as a customer relations specialist for First Equity Holdings Corp. Prior to 1999 she was employed as a secretary and receptionist. She is a director of WorldNet of Nevada, Inc., a development stage reporting company. She attended Salt Lake Community College located in Salt Lake City, Utah.

Audit Committee Financial Expert

Because we have minimal operations we do not have an audit committee serving at this time, nor do we have an audit committee financial expert serving on an audit committee.

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

ITEM 10.   EXECUTIVE COMPENSATION

None of our named executive officers received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights from us during the past three fiscal years. Mr. Peters who acts in a capacity similar to chief executive officer did not receive compensation during the 2005 fiscal year. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

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

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock by our management and any person or group who beneficially owns more than 5% of our outstanding common stock. Beneficial ownership is determined according to the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 1,066,810 post-reverse split shares of common stock outstanding as of March 9, 2006.

                    CERTAIN BENEFICIAL OWNERS

Name and Address of            Number of Shares of
Beneficial Owners              Common Stock            Percentage of Class
----------------------------   ------------------      -------------------
First Equity Holdings Corp.         133,333                6.3%
2157 S. Lincoln Street
Salt Lake City, UT 84106

                            MANAGEMENT

Name and Address of            Number of Shares of
Beneficial Owners              Common Stock            Percentage of Class
----------------------------   ----------------------  --------------------
John W. Peters                         3,334               Less than 1%
2157 S. Lincoln Street
Salt Lake City, UT 84106



ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have not engaged in any transactions in excess of $60,000 during the past two years, nor do we propose to engage in any such transactions, involving our executive officers, directors, more than 5% stockholders or immediate family members of such persons.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

No.   Description
----  ------------
3.1 Articles of Incorporation of Earth Products (Incorporated by reference to exhibit 3.1 of Form S-18 registration statement.)
3.2 By-laws of Earth Products (Incorporated by reference to exhibit 3.2 of Form S-18 registration statement)
31.1  Principal Executive Officer Certification
31.2  Principal Financial Officer Certification
32.1  Section 1350 Certification

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our principal accountant, Chisholm, Bierwolf & Nilson LLC, Certified Public Accountants, in connection with the audit of our financial statements and other professional services rendered by that firm.

                                    2005         2004
                                ----------    ---------
      Audit fees                $    1,400    $   1,355
      Audit-related fees                 0            0
      Tax fees                           0            0
      All other fees            $        0    $       0

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accountant in connection with statutory and regulatory filings or engagements. Audit-related fees represent professional services rendered for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning. All other fees represent fees billed for products and services provided by the principal accountant, other than the services reported for the other categories.

Pre-approval Policies

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance the scope and cost of the engagement of an auditor. We do not rely on pre-approval policies and procedures.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, who are duly authorized.


                              EARTH PRODUCTS & TECHNOLOGIES, INC.


Date:   March 24, 2006        By: /s/ John W. Peters
                                  -------------------------------
                                  John W. Peters
                                  President



In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.



                                   /s/ John W. Peters
Date: March 24, 2006               -----------------------------_
                                   John W. Peters
                                   Principal Executive Officer
                                   Principal Financial and Accounting Officer




                                   /s/ Ariika M. Bryner
Date: March 24, 2006               ---------------------------------
                                   Ariika M. Bryner
                                   Secretary/Treasurer and Director