Form 10QSB
period 2006-03-31
EARTH PRODUCTS & TECHNOLOGIES INC
filed 2006-05-15
CIK 790024

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For quarterly period ended March 31, 2006


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

As of May 1, 2006, Earth Products & Technologies, Inc. had a total of 1,066,794 shares of common voting stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements................................................2

Item 2.  Management's Discussions and Analysis or Plan of Operation..........8

Item 3.  Controls and Procedures.............................................8

                    PART II: OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.................9

Item 6.  Exhibits............................................................9

Signatures...................................................................9


                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month period ended March 31, 2006 and 2005 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of results to be expected for any subsequent period.

               Earth Products & Technologies, Inc.

                       Financial Statements

                          March 31, 2006

               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS
                              ------


                                                      March 31    December 31
                                                        2006          2005
                                                   ------------- -------------
                                                    (Unaudited)

CURRENT ASSETS

Cash                                               $      3,594  $      3,769
                                                   ------------- -------------

   TOTAL ASSETS                                    $      3,594  $      3,769
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES

Accounts payable                                   $      5,336  $      4,750
                                                   ------------- -------------

  Total current liabilities                               5,336         4,750

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000
  shares authorized; 1,066,700 and 1,066,700
  shares issued and outstanding, respectively             1,067         1,067

Additional Paid in Capital                            4,031,840     4,031,840

Deficit Accumulated during the development stage     (4,034,649)   (4,033,888)
                                                   ------------- -------------

   Total Stockholders' Equity (deficit)                  (1,742)         (981)
                                                   ------------- -------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $      3,594  $      3,769
                                                   ============= =============

               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                     Statement of Operations
                           (Unaudited)


                                                                From
                                                                Inception on
                                For the         For the         February 10,
                                three months    three months    1986
                                ended March 31, ended March 31, to March 31,
                                2006            2005            2006
                                --------------- --------------- --------------
REVENUE
  Revenue                       $            -  $            -  $      50,000
  Cost of goods sold                         -               -              -
                                --------------- --------------- --------------

    Gross Profit                             -               -         50,000

EXPENSES
  Selling expense                            -               -        109,489
  Depreciation and amortization              -               -         67,187
  Research and development                   -               -        153,773
  General and administrative               661           1,061      2,768,348
                                --------------- --------------- --------------

    Total Expenses                         661           1,061      3,098,797
                                --------------- --------------- --------------

OPERATING LOSS                            (661)         (1,061)    (3,048,797)
                                --------------- --------------- --------------
OTHER INCOME (EXPENSE)
  Bad debt                                   -               -       (894,326)
  Bad debt recovery                          -               -        600,000
  Gain on disposition of
    debt (Note 2)                            -               -        103,284
  Interest expense                           -               -        (94,008)
  Loss on disposal of asset                  -               -       (525,281)
  Discontinued operations                    -               -       (689,191)
  Income tax expense                      (100)           (100)        (1,953)
  Minority interest                          -               -         89,595
                                --------------- --------------- --------------
    Total Other Income (Expense)          (100)           (100)    (1,411,880)
                                --------------- --------------- --------------

NET LOSS                        $         (761) $       (1,161) $  (4,460,677)
                                =============== =============== ==============

WEIGHTED AVERAGE LOSS PER SHARE $         0.00  $         0.00  $      (11.12)
                                =============== =============== ==============
WEIGHTED AVERAGE SHARES
 OUTSTANDING                         1,066,700       1,066,700        401,052
                                =============== =============== ==============

               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)



                                                                 From
                                                                 Inception on
                                      For the three months ended February 10,
                                                March 31,        1986 Through
                                      -------------------------- March 31,
                                           2006         2005     2006
                                      ------------- ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Loss From Operations            $       (761) $    (1,161) $ (4,460,677)

  Adjustments to Reconcile Net Cash
  Provided by Operating Activities:
    Bad Debt                                     -            -       894,326
    Depreciation and amortization                -            -        93,309
    Loss on disposal of assets                   -            -       350,281
    Gain on disposition of assets                -            -      (103,284)
    Common stock issued for
      services rendered                          -            -       397,445
    Minority Interest                            -            -       (89,595)
  Changes in operating assets and
  liabilities:
    (Net of effects of purchase/
     Spin-off of EWSI)
    (Increase) Decrease in:
        Accounts receivable                      -            -       (98,803)
        Inventory                                -            -        22,842
     Decrease in shareholder advances            -            -         9,176
     Increase (decrease)in:
        Accounts payable,  accrued
        expenses and payroll taxes             586          900       588,915
                                      ------------- ------------ -------------
Net Cash Provided (Used) by
 Operating Activities                         (175)        (261)   (2,396,065)
                                      ------------- ------------ -------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Cash acquired/(spun-off) in
    acquisition of EWSI                          -            -         6,241
  Cash advanced on note receivable               -            -        (6,049)
  Investment in inventory                        -            -      (381,143)
  Purchase of fixed assets                       -            -      (121,743)
  Payment of organization costs                  -            -          (110)
  Cash advanced to subsidiary prior
    to acquisition                               -            -      (200,000)
  Cash from sales of assets                      -            -         1,970
                                      ------------- ------------ -------------
Net Cash (Used) in
 Investing Activities                 $          -  $         -  $   (700,834)
                                      ------------- ------------ -------------

                Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)


                                                                 From
                                                                 Inception on
                                      For the three months ended February 11,
                                                March 31,        1986 Through
                                      -------------------------- March 31,
                                           2006         2005     2006
                                      ------------- ------------ -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Contribution by stockholders                   -            -       996,375
  Payment to stockholder                         -            -       (13,202)
  Sale of common stock                           -            -     1,295,685
  Cash received from debt financing              -            -     1,581,384
  Cash paid on debt financing                    -            -      (759,749)
                                      ------------- ------------ -------------
  Net cash Provided from
  Financing Activities                           -            -     3,100,493
                                      ------------- ------------ -------------

NET INCREASE (DECREASE) IN CASH               (175)        (261)        3,594

CASH AT BEGINNING OF PERIOD                  3,769        6,274             -
                                      ------------- ------------ -------------

CASH AT ENDING OF PERIOD              $      3,594  $     6,013  $      3,594
                                      ============= ============ =============


SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR
  Interest                            $          -  $         -  $     19,972
  Income taxes                        $        100  $       100  $      1,953

NON CASH FINANCING ACTIVITIES
  Issuance of stock in settlement
      of debt                         $          -  $         -  $  1,446,858
  Capital contributed by shareholders $          -  $         -  $    639,230
  Issuance of stock for services      $          -  $         -  $    397,445

               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          March 31, 2006


GENERAL

Earth Products & Technologies, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2006 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2005.

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

COMMON STOCK

On January 27, 2006 the Board of Directors approved a 30:1 reverse split of its common shares which was completed during the quarter. These financial statements have been retroactively restated to reflect the reverse split.

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

ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

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

As of March 31, 2006, we had $3,594 cash on hand and total current liabilities of $5,336. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses are related to legal, accounting and professional services and other costs required to prepare and file our reports with the SEC. Management believes we may require additional funding in the long term and will likely rely on the sale of our common stock or debt financing to satisfy our cash requirements.

ITEM 3.  CONTROLS AND PROCEDURES

Our President, who acts in the capacity of principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

Also, he determined that there were no changes made in our internal controls over financial reporting during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                   PART II:   OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 28, 2006, shareholders representing 24,571,381 pre-reverse split shares of our common stock, or 76.8% of our 30,001,004 outstanding pre-reverse split common shares, approved by written consent a 30-to-1 reverse split of our outstanding common stock. The reverse stock split was effective March 1, 2006 and resulted in 32,001,004 shares of common stock reversing to 1,006,794 shares of outstanding stock. Also, our trading symbol on the OTC Bulletin Board changed to "EPTI" as a result of the reverse.

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


                                  EARTH PRODUCTS & TECHNOLOGIES, INC.


                                     /s/ John W. Peters
Date: May 12, 2006              By:_______________________________________
                                   John W. Peters
                                   President, Principal Executive Officer,
                                   Principal Financial Officer and Director