Form 10QSB
period 2006-06-30
EARTH PRODUCTS & TECHNOLOGIES INC
filed 2006-07-20
CIK 790024

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For quarterly period ended June 30, 2006


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

As of July 19, 2006, Earth Products & Technologies, Inc. had a total of 1,297,700 shares of common voting stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements................................................2

Item 2.  Management's Discussions and Analysis or Plan of Operation..........8

Item 3.  Controls and Procedures.............................................8

                    PART II: OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........9

Item 6.  Exhibits............................................................9

Signatures...................................................................9




                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2006 and 2005 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended June 30, 2006 are not necessarily indicative of results to be expected for any subsequent period.



               Earth Products & Technologies, Inc.

                  (A Development Stage Company)

                       Financial Statements

                          June 30, 2006

               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS
                                                      June 30,    December 31
                                                        2006         2005
                                                   ------------- -------------
                                                    (Unaudited)

CURRENT ASSETS

Cash                                               $        531  $      3,769
                                                   ------------- -------------

    TOTAL ASSETS                                   $        531  $      3,769
                                                   ============= =============



               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable                                   $          -  $      4,750
                                                   ------------- -------------

    TOTAL LIABILITIES                                         -         4,750
                                                   ------------- -------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000
  shares authorized; 1,297,700 and 1,066,700
  shares issued and outstanding respectively              1,297         1,067

Additional paid in capital                            4,077,610     4,031,840

Deficit accumulated during the development stage     (4,078,376)   (4,033,888)
                                                   ------------- -------------

    Total Stockholders' Equity (deficit)                    531          (981)
                                                   ------------- -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $        531  $      3,769
                                                   ============= =============




                      Earth Products & Technologies, Inc.
                         (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)


                                                                                        From
                                                                                        Inception on
                            For the three  For the three  For the six    For the six    February 10,
                            months ended   months ended   months ended   months ended   1986
                            June 30,       June 30,       June 30,       June 30,       to June 30,
                            2006           2005           2006           2005           2006
                            -------------- -------------- -------------- -------------- --------------
REVENUE
  Revenue                   $           -  $           -  $           -  $           -  $      50,000
  Cost of goods sold                    -              -              -              -              -
                            -------------- -------------- -------------- -------------- --------------
    Gross Profit                        -              -              -              -         50,000

EXPENSES
  Selling expense                       -              -              -              -        109,489
  Depreciation and amortization         -              -              -              -         67,187
  Research and development              -              -              -              -        153,773
  General and administrative       43,727            536         44,388          1,597      2,812,075
                            -------------- -------------- -------------- -------------- --------------

    Total Expenses                 43,727            536         44,388          1,597      3,142,524
                            -------------- -------------- -------------- -------------- --------------

OPERATING LOSS                    (43,727)          (536)       (44,388)        (1,597)    (3,092,524)
                            -------------- -------------- -------------- -------------- --------------
OTHER INCOME (EXPENSE)
  Bad debt                              -              -              -              -       (894,326)
  Bad debt recovery                     -              -              -              -        600,000
  Gain on disposition of debt           -              -              -              -        103,284
  Interest expense                      -              -              -              -        (94,008)
  Loss on disposal of asset             -              -              -              -       (525,281)
  Discontinued operations               -              -              -              -       (689,191)
  Income taxes                          -              -           (100)          (100)        (1,953)
  Minority interest                     -              -              -              -         89,595
                            -------------- -------------- -------------- -------------- --------------
     Total Other Income
      (Expense)                         -              -           (100)          (100)    (1,411,880)
                            -------------- -------------- -------------- -------------- --------------

NET LOSS                    $     (43,727) $        (536) $     (44,488) $      (1,697) $  (4,504,404)
                            ============== ============== ============== ============== ==============
WEIGHTED AVERAGE LOSS
 PER SHARE                  $       (0.03) $        0.00  $       (0.03) $        0.00  $      (10.94)
                            ============== ============== ============== ============== ==============
WEIGHTED AVERAGE SHARES
 OUTSTANDING                    1,296,701      1,066,700      1,296,701      1,066,700        411,807
                            ============== ============== ============== ============== ==============





                      Earth Products & Technologies, Inc.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)


                                                                                From
                                                                                Inception on
                                                                                February 10,
                                                     For the six months ended   1986
                                                             June 30,           Through
                                                  ----------------------------- June 30,
                                                        2006          2005      2006
                                                  -------------- -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Loss From Operations                        $     (44,488) $      (1,697) $  (4,504,404)

  Adjustments to Reconcile Net Cash
  Provided by Operating Activities:
    Bad Debt                                                  -              -        894,326
    Depreciation and amortization                             -              -         93,309
    Loss on disposal of assets                                -              -        350,281
    Gain on disposition of assets                             -              -       (103,284)
    Common stock issued for services rendered            46,000              -        443,445
    Minority Interest                                         -              -        (89,595)
  Changes in operating assets and  liabilities:
  (Net of effects of purchase/Spin-off of EWSI)
  (Increase) Decrease in:
    Accounts receivable                                       -              -        (98,803)
    Inventory                                                 -              -         22,842
    Decrease in shareholder advances                          -              -          9,176
    Increase (decrease) in accounts payable,
      accrued expenses and payroll taxes                 (4,750)             -        583,579
                                                  -------------- -------------- --------------

  Net Cash Provided (Used) by Operating Activities       (3,238)        (1,697)    (2,399,128)
                                                  -------------- -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Cash acquired/(spun-off) in acquisition of EWSI             -              -          6,241
  Cash advanced on note receivable                            -              -         (6,049)
  Investment in inventory                                     -              -       (381,143)
  Purchase of fixed assets                                    -              -       (121,743)
  Payment of organization costs                               -              -           (110)
  Cash advanced to subsidiary prior to acquisition            -              -       (200,000)
  Cash from sales of assets                                   -              -          1,970
                                                  -------------- -------------- --------------

  Net Cash (Used) in Investing Activities         $           -  $           -  $    (700,834)
                                                  -------------- -------------- --------------




                      Earth Products & Technologies, Inc.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)



                                                                                From
                                                                                Inception on
                                                                                February 10,
                                                     For the six months ended   1986
                                                             June 30,           Through
                                                  ----------------------------- June 30,
                                                        2006          2005      2006
                                                  -------------- -------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Contribution by stockholders                    $           -  $           -  $     996,375
  Payment to stockholder                                      -              -        (13,202)
  Sale of common stock                                        -              -      1,295,685
  Cash received from debt financing                           -              -      1,581,384
  Cash paid on debt financing                                 -              -       (759,749)
                                                  -------------- -------------- --------------

  Net cash Provided from Financing Activities                 -              -      3,100,493
                                                  -------------- -------------- --------------

NET INCREASE (DECREASE) IN CASH                          (3,238)        (1,697)           531

CASH AT BEGINNING OF PERIOD                               3,769          6,274              -
                                                  -------------- -------------- --------------

CASH AT ENDING OF PERIOD                          $         531  $       4,577  $         531
                                                  ============== ============== ==============

SUPPLEMENTAL CASH FLOW INFORMATION

  CASH PAID FOR
    Interest                                      $           -  $           -  $      19,972
    Income taxes                                  $         100  $         100  $       1,953

  NON CASH FINANCING ACTIVITIES
    Issuance of stock in settlement of debt       $           -  $           -  $   1,446,858
    Capital contributed by shareholders           $           -  $           -  $     639,230
    Issuance of stock for services                $      46,000  $           -  $     443,445


                                       6

               Earth Products & Technologies, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2006


GENERAL
-------

Earth Products & Technologies, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2006 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2005.

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

COMMON STOCK
------------

On January 27, 2006 the Board of Directors approved a 30:1 reverse split of its common shares which was completed during the quarter. These financial statements have been retroactively restated to reflect the reverse split.

On April 6, 2006 the Board of Directors approved issuing 180,000 of the Company's common shares as consideration for services in the amount of $36,000.00.

On April 7, 2006 the Board of Directors approved issuing 50,000 of the Company's common shares as consideration for services in the amount of $10,000.

SUBSEQUENT EVENT
----------------

On July 14, 2006, the Company signed a Stock Exchange Agreement to acquire American Federal Mining Group, Inc., an Illinois corporation ("American") as a wholly owned subsidiary. It is intended that the Company will exchange 20,000,000 shares, approximately 93.9% of its issued and outstanding diluted shares of common stock, for 100% of American's common stock. This transaction will be accounted for as a reverse merger (recapitalization) with American deemed the accounting acquirer and the Company the legal acquirer.

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

ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

As reported in our Current Report on Form 8-K, filed July 20, 2006, Earth Products intends to complete a reverse merger with American Federal Mining Group, Inc., an Illinois corporation ("American"). Upon the closing of the transaction, American will be a wholly-owned subsidiary of Earth Products and Earth Products will be a holding company for the business of American and its subsidiaries. This acquisition, when completed, will result in a change of control of Earth Products and will result in Earth Products changing from a shell company to a holding company with operating subsidiaries. Subject to the satisfaction of certain conditions management anticipates that the transaction will be completed on or before July 31, 2006.

American holds a wholly-owned subsidiary, Wu La Te Hou Qi Qian Zhen Mining Co., Ltd. ("Qian Zhen"), a limited liability company organized in the People's Republic of China ("China"). American also holds a 33% interest in Inner Mongolia Xiangzhen Mining Industry Group Co., Ltd., a limited liability company organized in China. Qian Zhen owns 99% of the issued and outstanding shares of two subsidiaries, Inner Mongolia Xiang Zhen Mining Industry Group Co., Ltd. and Xinjiang Tianzhen Mining Co., Ltd.

According to documentation provided by American, the principal business of American is the exploration, development, mining, and processing of fluorite, zinc, lead, copper, and other non-ferrous metals in China. American has two main areas of interest in China: (a) fluorite and zinc exploration in the Sumochaganaobao region of Inner Mongolia Province; and (b) copper/gold exploration in the Yangye Huayuan region of Xinjiang Uygur Autonomous Region. American has recognized revenues on a consolidated basis from its primary operation of one zinc smelter and an operating mill in China.

Potential investors must recognize that because of limited capital available for investigation of business opportunities and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the American acquisition.

A more detailed Current Report on Form 8-K, including financial statements of American and a detailed description of its business, will be filed if the transaction is completed.

ITEM 3.  CONTROLS AND PROCEDURES

Our President, who acts in the capacity of principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

Also, he determined that there were no changes made in our internal controls over financial reporting during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                   PART II:   OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 6, 2006 our board of directors authorized the issuance of 180,000 restricted common shares to Blaine C. Taylor, Maestro Investments, LLC and Niki Group. These shares were issued for business management services and expenses paid on our behalf valued at approximately $36,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On April 7, 2006 our board of directors authorized the issuance of 50,000 restricted common shares to Seaport Management Group for business management services and expenses paid on our behalf valued at approximately $10,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

ITEM 6.  EXHIBITS


Part I Exhibits

31.1  Principal Executive Officer Certification
31.2  Principal Financial Officer Certification
32.1  Section 1350 Certification

Part II Exhibits

2.1 Stock Exchange Agreement between Earth Products and American Federal Mining Group, Ltd., dated July 14, 2006 (Incorporated by reference to exhibit 2.1 of Form 8-K, filed July 20, 2006)
3.1 Articles of Incorporation (Incorporated by reference to exhibit 3.1 of Form S-18 registration statement, File No. 033-03385-LA.)
3.2 By-laws of Earth Products (Incorporated by reference to exhibit 3.2 of Form S-18 registration statement, File No. 033-03385-LA.)



                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

                                 EARTH PRODUCTS & TECHNOLOGIES, INC.

                                     /S/ John W. Peters
Date: July 20, 2006              By:_______________________________________
                                    John W. Peters
                                    President, Principal Executive Officer,
                                    Principal Financial Officer and Director