Form 10QSB
period 2006-09-30
CHINA SHEN ZHOU MINING & RESOURCES, INC.
filed 2006-11-20
CIK 790024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark one)

       X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

_______

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

EXCHANGE ACT OF 1934

For the transition period from   to

Commission File Number: 033-03385-LA

CHINA SHEN ZHOU MINING & RESOURCES, INC.

(Exact Name of small business issuer as specified in its charter)

 Nevada

                 87-0430816

(State of Incorporation)

      (IRS Employer ID Number)

No. 166 Fushi Road Zeyang Tower,

Shijingshan District, Beijing, China 100043

(Address of principal executive offices)

86-010-68867292

(Registrant’s telephone number, including area code)

    Not applicable.

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of the date of this report, there were 21,296,794 shares of common stock outstanding.

Transitional Small Business Format: Yes [    ] No [ X ]

CHINA SHEN ZHOU MINING & RESOURCES, INC.

Form 10-QSB for the quarter ended September 30, 2006

Table of Contents

Part I - Financial Information

Page

Item 1.  Financial Statements

    3

Item 2.  Management’s Discussion and Analysis or Plan of Operation

  33

Item 3.  Controls and Procedures

  47

Part II - Other Information

Item 1.  Legal Proceedings

  47

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

  48

Item 3.  Defaults Upon Senior Securities

  48

Item 4.  Submission of Matters to a Vote of Security Holders

  48

Item 5.  Other Information

  48

Item 6.  Exhibits

  48

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Consolidated Financial Statements

Balance Sheets

As of September 30, 2006

(Unaudited)

	September 30, 2006	December 31, 2005
	(Unaudited)	(Pro-Forma)
ASSETS

Current Assets
Cash and Cash Equivalents (Note 5)	$2,468,464	$301,978
Accounts Receivable (Note 6)	2,771,073	864,726
Accounts Receivable - Related Party (Note 17)	404,652	-
Advances to Suppliers	3,041,589	443,573
Inventories (Note 7)	1,533,993	2,116,868
Other Current Assets	10,620	-
Prepaid Expense (Note 8)	1,266,537	59,332
Total Current Assets	11,496,928	3,786,477
Property and equipment
Fixed Assets, net of Accumulated Depreciation (Note 9)	8,277,929	7,381,394
Mineral Rights, net of Accumulated Depreciation (Note 9)	807,604	1,315,644
Land	1,665,103	1,624,405
Construction-in-progress	695,608	320,208
Total Property and Equipment	11,446,244	10,641,651
Long Term Investment	1,048,403	-
Other Assets
Goodwill-Xinzheng	2,812,529	-
Goodwill-Qingshan	1,983,083	-
Total Other Assets	4,795,612	-
Total Assets	$28,787,187	$14,428,128

The accompanying notes are an integral part of these financial statements.

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Consolidated Financial Statements

Balance Sheets

As of September 30, 2006

(Unaudited)

	September 30, 2006	December 31, 2005
	(Unaudited)	(Pro-Forma)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses (Note 10)	$1,571,717	$1,162,311
Short-term Loans – Secured (Note 11)	2,929,214	3,393,485
Advances on Accounts (Note 12)	2,880,951	549,933
Notes Payable-Related Party (Note 17)	2,513,642	-
Loan from Shareholder	311,920	-
Wages Payable	88,735	32,405
Welfare Payable	135,029	27,443
Taxes Payable (Note 13)	328,369	97,715
Total Current Liabilities	10,759,577	5,263,292
Long-term Liabilities
Long-term Loans – Unsecured (Note 15)	106,255	-
Total Long-term Liabilities	106,255	-
Total Liabilities	10,865,832	5,263,292
Commitments and Contingencies (Note 20)

Shareholders' Equity
Common Stock, $0.001 par value; 50,000,000 shares authorized; 21,296,794 shares issued and outstanding respectively, reservation for 795,660 unregistered shares for asset purchase transactions (Note 1)	22,093	21,299
Additional paid in capital	8,398,953	6,492,857
Minority Interest	1,561,300	-
Currency Exchange Adjustment (Note 21)	85,639	9,064
Retained Earnings	7,853,370	2,641,616
Total Shareholders' Equity	17,921,355	9,164,836
Total Liabilities and Shareholders' Equity	$28,787,187	$14,428,128

The accompanying notes are an integral part of these financial statements.

China Shen Zhou Mining & Resources, Inc and Subsidiaries

Consolidated Financial Statements

Statement of Operations

For the Three and Nine Months Ended September 30, 2006 and 2005

 (Unaudited)

		For the Three Months Ended		For the Nine Months Ended
		9/30/2006	9/30/2005	9/30/2006	9/30/2005

REVENUES (Note 3)		$6,707,434	1,273,077	$13,767,417	4,062,417

Less:	Cost of Good Sold	3,028,075	421,101	5,386,015	2,541,870
	Business Tax and Surcharges	72,449	11,265	113,548	32,888

Gross Profit		3,606,910	840,711	8,267,853	1,487,660

OPERATING EXPENSES
	Operating Expenses	201,513	82,247	560,538	280,942
	Administrative Expenses	595,158	321,395	1,424,922	442,498
	Finance Costs (Income)	75,388	33,467	217,011	215,399
Total Operating Expenses		872,059	437,109	2,202,471	938,838

Operation Profit		2,734,851	403,602	6,065,383	548,821

Other Income (Expenses)					-
	Interest Income	-	12,267	327	105,747
	Subsidy	27,886	268,455	27,814	297,129
	Less: Other Loss	(21,716)	(12,876)	(21,660)	(16,745)

Net Income before Income Taxes		2,741,022	671,448	6,071,865	934,953

Minority Interest		10,783		10,783

Less:	Provision for Income Taxes (Note 14)	-	-	241,964	100

Net Income Attributable to Members		$2,751,805	671,448	$5,840,684	934,853

The accompanying notes are an integral part of these financial statements.

China Shen Zhou Mining & Resources, Inc and Subsidiaries

Consolidated Financial Statements

Statement of Cash Flows

For the Nine Months Ended September 30, 2006 and 2005

 (Unaudited)

Cash flows from operating activities:
Net income	$5,840,684	$936,979

Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization	1,396,416	454,583
Service expense for stocks issued	197,010

Changes in assets and liabilities:
Increase in accounts receivable	(2,212,628)	430,795
Decrease (increase) in advances to suppliers	(1,607,255)	106,800
Decrease (increase)in inventories	451,543	(75,436)
Decrease (increase)in other receivables	(1,184,060)	(133,549)
Decrease (increase)in other current assets	(11,757)	(1,874)
Increase (decrease) in accounts payable and accrued expenses	(116,340)	(67,788)
Increase (decrease)in advances from customers	2,331,018	(124,647)
Increase (decrease)in wages payable	47,521	6,839
Increase (decrease)in welfare payable	44,932	17,192
Increase (decrease)in taxes payable	226,982	(21,899)
Net cash provided by operating activities	5,404,067	1,527,995

Cash flows from investing activities:
Purchases of fixed assets	(1,109,955)	(999,885)
Increase in construction-in-process	(92,923)	(342,191)
Increase in long-term investment	(1,048,403)
Transfer from other receivable to acquisition down payment	(1,389,450)
Increase in acquisition- cash down payment	(1,010,509)	(400,272)
Minority interest	(10,921)
Net cash used by investing activities	(4,662,162)	(1,742,348)

Cash flows from financing activities:
Decrease in short-term loans	(464,271)	121,459
Increase in notes payable	1,394,102
Increase in loan from shareholders	111,920
Increase in long-term loans	106,255
Increase in stocks proceeds	200,000
Net cash provided by financing activities	1,348,006	121,459

Effect of foreign currency exchange adjustment	76,575	85,962

Net increase in cash	$2,166,486	$(6,931)
Cash at beginning of year	$301,978	$521,824
Cash at end of year	$2,468,464	$514,893

The accompanying notes are an integral part of these financial statements.

China Shen Zhou Mining & Resources, Inc and Subsidiaries

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Unaudited)

1.

Description of Business

Nature of organization

China Shen Zhou Mining and Resources, Inc. (the “Company” or “Shen Zhou”), formerly “Earth Products & Technologies, Inc.,” is a Nevada holding corporation.  On or about September 15, 2006, the Company completed the terms of a Stock Exchange Agreement with American Federal Mining Group, Inc. (“AFMG”), and the shareholders of AFMG, pursuant to which the Company issued a total of 20,000,000 shares of common stock to the AFMG shareholders for all of the outstanding common stock of AFMG, with the result that AFMG is now a wholly-owned subsidiary of the Company.   This transaction has been treated as a reverse merger, with AFMG deemed the accounting acquirer and the Company as the legal acquirer.

The Company is a holding company, and all of its business is conducted through AFMG and its subsidiaries.  AFMG is a mining company incorporated in the State of Illinois on November 15, 2005.  Its general business strategy is to acquire, explore, extract, and develop mineral properties.   AFMG is a U.S. holding company, and all of its activities are conducted through the subsidiaries described below.

On December 10, 2005, AFMG acquired a 100% interest in Wu La Te Hou Qi Qianzhen Mining Company Limited (“Qianzhen”), which had certain common officers and directors with the Company.  The merger was approved by all shareholders on December 10, 2005 by exchanging 100% of the AFMG’s common stock for 100% of the outstanding common stock of Qianzhen.  On January 23, 2006, AFMG purchased 33% of the total interest of Inner Mongolia Xiangzhen Mining Co., Ltd, one of the subsidiaries of Qianzhen.  The acquisition was approved by all the shareholders on January 28, 2006.   Since the merger, AFMG has acted as the holding company for Qianzhen but not all of its affiliates and related parties.

On or about October 20, 2006, the change in the Company’s name to “China Shen Zhou Mining & Resources, Inc.,” became effective.   The name change was approved by the Company’s board of directors, and by two shareholders, the Company’s President and Secretary, who hold in excess of 50% of the outstanding stock of the Company.   Management does not believe that the name change will have any material effect on the Company’s operations.

China Shen Zhou has several main areas of interest in China – fluorite, zinc exploration in the Sumochaganaobao region of Inner Mongolia Province, copper/gold exploration in the Yangye Huayuan region of Xinjiang Uygur Autonomous Region, Qingxing Copper & Zinc Mine in the Wulatehouqi Qingshan County, Keyinbulake Copper & Zinc Mine in the Xinjinang Buerjin County.

China Shen Zhou Mining & Resources, Inc and Subsidiaries

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Unaudited)

1.   Description of Business (Continued)

Wu La Te Hou Qi Qian Zhen Mining Company Ltd (“Qianzhen”) was formed on June 22, 2002, in the Inner Mongolia Autonomous Region, Ba Yan Nuo Er City, Wu La Te Hou Qi pursuant to relevant Chinese laws and regulations, with an authorized capital of $281,803 (RMB 2,333,332), and additional paid-in capital of $925,966 (RMB7,667,000) invested by the Xiangzheng and the same shareholders of Qianzhen. The Company is engaged in the business of acquisition, exploration and extraction, and development of natural resource properties.

The Company's main headquarters and offices are located in Wulanhua Town, Siziwang Qi, Wulanchabu City, Inner Mongolia, People’s Republic of China (“China” or “PRC”).  The principal business of the Company is the exploration, development, mining, and processing of fluorite, zinc, lead, copper, and other non-ferrous metals, through its subsidiaries. The Company's primary operation in Inner Mongolia consists of one primary zinc smelter, which obtains concentrates principally from the Company's operating mill. It has revenue from mining and development.

Qianzhen holds a 66% interest in the Inner Mongolia Xiangzhen Mining Industry Group Co. Ltd (“Xiangzhen”).  Xiangzhen, formerly Siziwang Qi Beifang Fluorite Co. Ltd, was incorporated on July 3, 2002 in Wulanhua Town of Wulanchabu City, Siziwang Qi, the Inner Mongolia Autonomous Region, with an authorized capital of $6,038,647 (RMB 50,000,000).

Xiangzhen has a de minimis number of 1% shares owned by its executive officer, Xiao Jing Yu, as required by People’s Republic China’s Business Enterprise law.

Xiangzhen owns two fluorspar mines, the Inner Mongolia Siziwang Qi Sumozaganobao Fluorite Field Mine and Inner Mongolia Siziwang Qi Beiaobaotu Fluorite Field Mine.  Xiangzhen owns the biggest fluorspar reserve in Asia with the average quality of 72.37% for its high-grade fluorspar.   Xiangzhen’s mining rights for both Sumozaganobao Fluorite Field Mine and Inner Mongolia Siziwang Qi Beiaobaotu Fluorite Field Mine will expire after November, 2006.  Xiangzhen has submitted the application to extend the mining right for Sumozaganobao Fluorite Field Mine, but has decided not to extend the mining right for Inner Mongolia Siziwang Qi Beiaobaotu Fluorite Field Mine.

The two Xiangzhen fluorspar mines have an estimated reserve of 19.6 million ton, 18.6 million ton for the Sumozaganobao Fluorite Field Mine and 1 million ton for the Inner Mongolia Siziwang Qi Beiaobaotu Fluorite Field Mine.  The data was provided by Siziwang Qi National Bureau of Land & Resources and was verified and certified by China Chemical Geology & Mine General Administration of Inner Mongolia Geological Survey Institute on January 12, 2006.  Moreover, Xiangzhen owns flotation plant to process both copper and zinc concentrates.

China Shen Zhou Mining & Resources, Inc and Subsidiaries

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Unaudited)

1.   Description of Business (Continued)

Xiangzhen owns a 99% interest in the Xinjiang Tianzhen Mining Company Limited (“Tianzhen”), with a de minimis number of 1% shares owned by present executive officer, Xiao Jing Yu, as required by People’s Republic China’s Business Enterprise law.  Tianzhen was formed on April 13, 2004, in the Xinjing Uygur Autonomous Region, with an authorized capital of $194,686 (RMB 1,612,000).  Tianzhen has been granted three exploration rights with one mineral right pending.

Yangye Huayuan Copper Mine is located approximately 4000 meters southwest of Xinjiang Wuqia County Kangsu Town, Xinjiang, China, with average copper grade of 1.47%.  Tianzhen has conducted sufficient exploration activities to apply, and has applied, for the mining right to the mine.  Tianzhen is also currently conducting exploration, mapping, and other procedures necessary for the other two mines.  The Xinjiang Uygur Autonomous Region Wuqia County Yangye Huayuan Cooper Mine has prospective reserve of over 1 million tons of Cooper.  The data is verified and certified by Technical Committee of Xinjian Uygur Autonomous Region Non-Ferrous Metal Geoexploration Bureau on January 25, 2006.  Tianzhen will be able to start mining this copper mine in late 2006 or 2007.

On April 27, 2006, Qianzhen entered into an purchase agreement with Wulatehouqi Qingshan Colored Metal Developing Company Limited (“Qingshan”) to acquire a 60% ownership interest of the company’s copper-zinc mine, in exchange for RMB 11,000,000 in cash and RMB 9,000,000 worth of common stock of the Company. Qingshan has been granted the mining right certificate of copper-zinc-lead mine by the Ministry of Land and Resources with the validity term from October 2005 to October 2008, certificate number: 1500000530858.  Pursuant to the related acquisition agreements, the Company has the right to purchase mining rights from Qingshan and expand the mining rights.

The amount of RMB11, 000, 000 (US$1,375,980) was paid as a down payment in April 2006. The remaining portion of the payment in the amount RMB 9,000,000 (US$1,139,240 with the exchange rate of 7.9 as of September 30, 2006) will be paid through the issuance of common stock of the Company.  The total number of shares for this portion of the payment has been determined and committed to be 162,750 shares based on a price of $7.00 per share.

On April 28, 2006, the Company entered into an agreement with Lewen Lee to acquire 80% of Xinjiang Bu Er Jin County Xing Zhen Mining Company (“Xingzhen”), in exchange for RMB 8,000,000 in cash and RMB 20,000,000 worth of common stock of the Company.

Xingzhen holds the exploration right to the Xinjiang Bu Er Jin Ker Bu Lai Ker Copper-Zinc Mines, which expired on July 14, 2006.  The Company is in the processing of applying for the mining rights, and the Ministry of Land and Resources has informed that the mining right might be issued in the end of 2006.

China Shen Zhou Mining & Resources, Inc and Subsidiaries

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Unaudited)

1.   Description of Business (Continued)

The amount of RMB 8,000,000 (US$1,000,713) has been paid in cash to Xinjiang Bu Er Jin County Xing Zhen Mining Company as of September 30, 2006.  The remaining portion of the payment in the amount RMB 20,000,000 (US$2.5 million as of September 30, 2006) will be paid with common stock of the Company.  A total number of 632,910 shares has been determined and committed based on a price of $4.00 per share.

2.

Basis of Preparation of Financial Statements

Principles of Consolidation

These consolidated financial statements include the accounts of China Shen Zhou Mining & Resources, Inc. and its subsidiaries (on a consolidated basis, the Company). All material inter-company balances and transactions and balances have been eliminated.

These financial statements are stated in US Dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

3.

Summary of Significant Accounting Policies

Use of estimates – The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods.

Significant estimates included values and lives assigned to acquired intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable, slow moving, obsolete and/or damaged inventory and stock option valuation. Actual results may differ from these estimates.

Earnings  per share - Basic  earnings per share  (“EPS”) is based on the weighted average number of common shares outstanding and diluted EPS is based on the weighted  average number of common shares  outstanding  and dilutive  common stock  equivalents.  Basic EPS is computed by dividing income/loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period.  All EPS in the financial statements are basic EPS as defined by SFAS No. 128, “Earnings Per Share.”  Convertible securities that could potentially dilute basic EPS in the future such as options and warrants are not included in the computation of diluted EPS because to do so would be antidilutive.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

China Shen Zhou Mining & Resources, Inc and Subsidiaries

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Unaudited)

3.   Summary of Significant Accounting Policies (Continued)

Cash and cash equivalents – The Company considers all highly liquid debt instruments purchased with maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheet for cash and cash equivalents approximate their fair value.

Accounts receivable – Provision is made for estimated bad debts based on a periodic analysis of individual customer balances, including an evaluation of days of sales outstanding, payment history, recent payment trends and perceived credit worthiness. Accounts receivable in the consolidated balance sheet is stated net of allowance for doubtful accounts.

Allowance for doubtful accounts – The Company periodically evaluates the collectibles of amounts due and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of debtors to make required payments under the agreements. Management exercise judgment in establishing this allowance and considers payment history and current credit status in developing these estimates.

Inventories – Finished metals and concentrates, metals and concentrates in process and raw materials are stated at the lower of cost or market.  Cost is determined on a weighted average basis and includes all costs in brining the inventory to its present location and condition. Inventory costs include labor, material and other production costs.

Inventories of auxiliary materials, spare parts and small tools expected to be used in production are stated at weighted average cost less provision, if necessary, for obsolescence

Property, Plant and equipment – Property, plant and equipment are recorded at cost. In accordance with Statement of Financial Accounting Standards Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Property and equipment are evaluated for impairment in value annually or whenever an event or change in circumstances indicates that the carrying values may not be recoverable. If such an event or change in circumstances occurs and potential impairment is indicated because the carrying values exceed the estimated future undiscounted cash flows of the asset, the Company would measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value.

Replacements, maintenance and repairs that do not improve or extend the life of the respective assets are expense as incurred. Major renewals and improvements are capitalized.

China Shen Zhou Mining & Resources, Inc and Subsidiaries

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Unaudited)

3.   Summary of Significant Accounting Policies (Continued)

Upon retirement, sale or other disposition, the cost and accumulated depreciation are eliminated and the gain or loss is included in operations.

Costs to treat environmental contamination are capitalized when they extend the life, increase the capacity or improve the safety or efficiency of the property, when they mitigate or prevent future environmental contamination or when they are incurred in preparing property for sale.  Mineral interests are amortized using the units of production method.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets after taking into account estimated residual value of 5% of cost or valuation for both financial and income tax reporting purposes.

Below is a summary of estimated useful lives of the assets:

Buildings

25 years

Land use rights (no depreciation)

50 years

Computer Equipments

  5 years

Equipments

12 years

Utility Vehicles/Sedan

       8 / 12 years

Motor vehicles

  5 years

Machineries

     12 - 20 years

Construction-in-progress – Properties currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project.

Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to facility. In the case of construction in progress, management takes into consideration the estimated cost to complete the project when making the lower of cost or market calculation.

Mineral Rights – As in most jurisdictions, mineral rights in China are divided into two types: exploration rights and mining rights.  Exploration rights refer to the right obtained in accordance with the PRC law for exploring for mineral resources within the areas authorized by the exploration license.  Mining rights refer to the rights obtained in accordance with the law for exploitation of mineral resources and market control of mineral products. In nearly every jurisdiction in the world, mineral rights are absolutely exclusive. In China, however, there are no clear stipulations regarding the exclusivity of mineral rights.

China Shen Zhou Mining & Resources, Inc and Subsidiaries

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Unaudited)

3.   Summary of Significant Accounting Policies (Continued)

The aggregate carrying amount of mineral rights of the Company is as a separate component of property, plant, and equipment.

Costs of acquisition and exploration and development expenditures are allocated to specific groups of mineral claims as work is performed on or for the benefit of those claims and are capitalized until such time as the extent of mineralization has been determined and mineral claims are developed, sold, or abandoned.  If there is an indication of impairment the mineral properties are written down to the estimated net recoverable amount.

Capitalized costs are depreciated over the useful life of the properties upon commencement of commercial production, or written off if the properties are sold or abandoned.

Exploration Rights

The Company has been granted mineral exploration permits.  These exploration rights enable the Company to explore selected prospective mines for possible economic value to mine and develop.

Under Chinese mining laws and regulations, generally an exploration license is valid for no more than 3 years and extension of the exploration license shall not exceed two years and two extensions.

The carrying amounts of the exploration rights are to be tested for impairment annually, and between annual tests if events or circumstances warrant such a test. An impairment loss is recognized if the carrying amount exceeds the fair value.

Mining Rights

The maximum time length of mining rights in China can be obtained are 10, 20, and 30 years for small, medium, and large companies respectively.  Mining rights can be extended if the company intends to continue mining.  The basic requirements to qualify for extension are: there is no overlap of mining rights in the area applied, satisfies the “three districts” planning proposal, achieved minimum possible mining scale, satisfied all duties required, satisfied required quality conditions for mining, and agree to paid transition.  Application for extension needs to be submitted at least 30 days before the expiration date of the current mining right.  The government needs to respond, either approve or disapprove, in 40 days after receiving the application for extension.

The depreciation on mineral rights is provided using the straight-line method over the estimated useful lives of such rights after taking into account estimated residual value of 2% of cost or valuation for both financial and income tax reporting purposes.

China Shen Zhou Mining & Resources, Inc and Subsidiaries

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Unaudited)

3.   Summary of Significant Accounting Policies (Continued)

Other Receivable – Other Receivable is prepaid account included advances to employees, that included cash prepaid to employees for their travel, entertainment and transportation expenditures. The amount of other receivable for the period ended September 30, 2006 is $1,266,537.

Exploration and Development Costs – Exploration costs and development costs incurred to maintain production at operating mines are charged to operations as incurred. Development expenditures for mining properties that are considered to be commercially feasible, but are not yet producing, and major development expenditures at operating mines that are expected to benefit future production are capitalized and amortized using the units of production method over the estimated proven ore reserves to be benefited.

Foreign currency translation – These financial statements have been prepared in U.S. dollars. The functional currency for the Company is denominated in “Renminbi” (“RMB”) or “Yuan.”  Non-monetary assets and liabilities are translated at historical rates, monetary assets and liabilities are translated at the exchange rates in effect at the end of the year, and income statement accounts are translated at average exchange rates.

The resulting translation adjustments, if any, were recorded in accumulated other comprehensive income which is a component of stockholders’ equity.

Income recognition – Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, which states that revenue should be recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The Company believes that these criteria are satisfied upon shipment from its facilities.  Revenue is reduced by provisions for estimated returns and allowances, which are based on historical averages that have not varied significantly for the periods presented, as well as specific known claims, if any.

Interest income is recognized when earned, taking into account the average principal amounts outstanding and the interest rates applicable.

Taxation – Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

China Shen Zhou Mining & Resources, Inc and Subsidiaries

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Unaudited)

3.   Summary of Significant Accounting Policies (Continued)

Provision for The People’s Republic of China enterprise income tax is calculated at the prevailing rate based on the estimated assessable profits less available tax relief for losses brought forward.

Enterprise income tax

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the State Council, income tax is payable by enterprises at a rate of 33% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council.

Enterprise income tax (“EIT”) is provided on the basis of the statutory profit for financial reporting purposes, adjusted for income and expense items, which are not assessable or deductible for income tax purposes.

Value added tax

The Provisional Regulations of The People’s Republic of China Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994. Under these regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning Value Added Tax, value added tax is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC.

Value added tax payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year.

According to the Article 1 and Article 3 of the State of Council, the VAT rate of metal ore and nonmetal ore decreased to 13% from 17%.

Resource Tax

All corporations and individuals engaged in the exploitation of mineral products as prescribed in the PRC regulations or production within the territory of the PRC are taxpayers of Resource Tax. The resource tax is a regional tax.

China Shen Zhou Mining & Resources, Inc and Subsidiaries

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Unaudited)

3.   Summary of Significant Accounting Policies (Continued)

The tax payable for Resource Tax shall be computed in accordance with the assessable volume of the taxable products and the prescribed unit tax amount. The formula for computing the tax payable for the Company is as follows: Tax payable = Assessable volume x Unit tax amount.

Related companies – A related company is a company in which the director, or the major shareholder/CEO has beneficial interests in and in which the Company has significant influence.

Retirement benefit costs – According to the PRC regulations on pension, the Company contributes to a defined contribution retirement plan organized by municipal government in the province in which the Company was registered and all qualified employees are eligible to participate in the plan.

Contributions to the plan are calculated at 23.5% of the employees’ salaries above a fixed threshold amount.  The employees contribute 2% to 8%, and the Company contributes the balance contribution of 21.5% to 15.5%. The Company has no other material obligation for the payment of retirement benefits beyond the annual contributions under this plan.

Fair value of financial instruments – The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as at September 30, 2006 because of the relatively short-term maturity of these instruments.

Recent accounting pronouncements – In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, replacement of APB Opinion NO. 20 and FASB Statements NO 3.  SFAS NO. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. Accounting Principles Boards ("APB") Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. APB Opinion No. 20 previously required that such a change be reported as a change in accounting principle. The Company adopted SFAS No. 154 on January 1, 2006.  The adoption of the provisions of SFAS No. 154 had no material effect on the Company's consolidated financial statements.

China Shen Zhou Mining & Resources, Inc and Subsidiaries

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Unaudited)

3.   Summary of Significant Accounting Policies (Continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement No. 157”).  The standard provides enhanced guidance for using fair value to measure assets and liabilities and also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  While the standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, it does not expand the use of fair value in any new circumstances.  Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management of the Company is evaluating the impact of this standard, but does not anticipate that it will have a significant impact on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”).  This bulletin expresses the Staff’s views regarding the process of quantifying financial statement misstatements.  The interpretations in this bulletin were issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the accumulation of improper amounts on the balance sheet.  SAB No. 108 is effective for annual financial statements starting with the year ending December 31, 2006.  The Company is evaluating the impact of this bulletin and based on current information, the Company does not believe that it will have a material impact on its financial statements.

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN No. 48”). This interpretation creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The interpretation also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for years beginning after December 15, 2006. Management of the Company is evaluating the impact of this pronouncement, but does not anticipate that it will have a significant impact on its financial statements.

4.

Concentrations of Business and Credit Risk

Substantially all of the Company’s bank accounts are in banks located in the PRC and are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S banks.

China Shen Zhou Mining & Resources, Inc and Subsidiaries

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Unaudited)

4.   Concentrations of Business and Credit Risk (Continued)

The Company operates in China through its subsidiaries, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between U.S. dollars and the Chinese currency RMB.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and trade receivables, the balances of which are stated on the balance sheet. The Company places its cash in high credit quality financial institutions. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of diverse customers in different locations in China. The Company does not require collateral or other security to support financial instruments subject to credit risk.  Ninety percent (90%) of the Company’s accounts receivable are less than 60 days.

For the three months period ended September 30, 2006, net sales to the Company's five largest domestic customers accounted for approximately 72 % of the Company's total net sales.

Details of the amounts receivable from the five customers with the largest receivable balances at September 30, 2006 is as follows:

	Percentage of accounts receivable
	September 30, 2006	September 30, 2005
Five largest receivable balances	72%	41%

5.

Cash and Cash Equivalents

As of September 30, 2006, Cash and Cash Equivalents consist of the following:

Cash and Cash Equivalents	September 30, 2006
Bank Deposits	$ 2,144,364
Cash on Hand	324,100
Total Cash and Cash Equivalents	$ 2,468,464

China Shen Zhou Mining & Resources, Inc and Subsidiaries

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Unaudited)

Accounts receivable

Accounts Receivable	September 30, 2006
Accounts Receivable	$ 2,771,073
Less: Allowance for Doubtful Accounts	-
Net Accounts Receivable	$ 2,771,073

The Company continuously monitors collections and payments from its customers and maintains an allowance for estimated credit losses based on the creditworthiness of each customer as well as any specific customer collection issues that are identified.  While such credit issues have not been significant, there can be no assurance that the Company will continue to experience the same level of credit losses in the future.  The allowance for doubtful accounts are $nil at September 30, 2006, due to the fact that all the accounts receivable are aged less than 60 days

7.

Inventories

The Company values its inventories at the lower of cost or market method. Inventories are accounted for weighted average method. Inventories in the balance sheet include raw materials, packing materials, and finished products.

As of September 30, 2006, Inventories consist of the following:

Inventory	September 30, 2006
Raw Material	$ 505,011
Parts and Supplies	3,443
Finished Products	1,025,539
Total Inventory	$ 1,533,993

8.

Prepaid & Deposits Expenses

Prepaid Expenses include deposits made by the Company to suppliers as a way of guaranteeing its purchases of material, equipment, or service; they also include deposits for a new office.

China Shen Zhou Mining & Resources, Inc and Subsidiaries

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Unaudited)

8.   Prepaid & Deposits Expense (Continued)

These prepayments are short-term in nature, and are deductible as payments against the invoices once the purchase is finalized or service is rendered by suppliers or recorded as investment once the Company meets the explicit term.

September 30,
Prepaid Expenses	2006
Advertising	$ 40,420
Environment protect/Land resource fees	1,895
Deposits-Office buildings	364,450
Security deposits	378,941
Mineral application fees	26,053
Retained Fees	317,271
Advanced payments to employees	137,507
Total Prepaid & Deposits Expenses	$ 1,266,537

Advanced to Suppliers             $           3,041,589

Investment Deposit

On June 6, 2006, the Company entered into an agreement with Zhong Guo Xu to acquire 70% of the common stock of Hui Zhen Company Limited (“Hui Zhen”), in exchange for RMB 8,000,000 in cash and RMB 12,000,000 in value of common stock of the Company.

RMB 8,300,000 (US$1,048,408) has been paid as a down payment to Hui Zhen as of September 30, 2006.  The remaining portion of the purchase price in the amount of RMB 12,000,000 (US$1.5 million as of September 30, 2006), is payable in shares of the Company’s common stock.  The number of shares issuable to pay the remaining purchase price is based on the fair market value of the stock determined on the day of payment.  The U.S. dollar amount is subject to change based on the foreign currency exchange rate between the U.S. dollar and Chinese Yuan.

The closing of this transaction is subject to satisfaction of a number of contingencies, including completion of due diligence and the like.  The Company is attempting to complete its due diligence and other efforts in the next 60 days.

China Shen Zhou Mining & Resources, Inc and Subsidiaries

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Unaudited)

9.

Property and Equipment

As of September 30, 2006, Property and Equipment consist of the following:

Property and Equipment	September 30, 2006
Buildings and Plants	$ 3,044,577
Transportation vehicles	1,046,770
Office Equipments	80,552
Machineries	6,717,194
Total Property and Equipment	10,889,093
Less: Accumulated Depreciation	(2,611,165)
Property and Equipment, Net	$ 8,277,928

For the three months period ended September 30, 2006, depreciation expenses totaled $447,984.

As of September 30, 2006, mineral assets consist of the following:

Mineral Rights	September 30, 2006
Exploration Rights	$ 1,885,226
Less: Accumulated Depreciation	(1,077,622)
Total Mineral rights	$ 807,604

As in most jurisdictions, mineral rights in China are divided into two types: exploration rights and mining rights.  Exploration rights refer to the right obtained in accordance with the Law for exploring for mineral resources within the areas authorized by the exploration license.

Mining rights refer to the rights obtained in accordance with the law for exploitation of mineral resources and market control of mineral products. In nearly every jurisdiction in the world, mineral rights are absolutely exclusive. In China, however, there are no clear stipulations regarding the exclusivity of mineral rights. The Amendment of China Mining Regulation stressed the security of mineral rights and its Article 6 stated that “upon discovery of mineral resources, the exploration licensees have the privileged priority to obtain mining rights to the mineral resources within the exploration area.”  According to the Ministry of Land and Resources, this privileged priority will be guaranteed under further amendments to be made in the near future.

China Shen Zhou Mining & Resources, Inc and Subsidiaries

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Unaudited)

9.   Property and Equipment (Continued)

The Company’s exploration rights include:  Yangye Huayuan Copper Mine and Sumochaganaobao Fluorite Mine which are founded proved reserves; the three year term exploration permit of Xinjuan Yangye Huayuan Copper Mine for Tianzhen will expire in March 31, 2007, and the Company is in the process of registering for a mining right.

Under Chinese mining laws and regulations, generally an exploration license is valid for no more than 3 years, and an extension of the exploration license shall not exceed two years and two extensions. The depreciation on exploration rights is provided using the straight-line method over the estimated useful lives of such rights after taking into account estimated residual value of cost or valuation for both financial and income tax reporting purposes.

This mining rights must be applied for and obtained before any mining activity commences, the regulation stipulates the system for registering the use of mining rights, details the procedures and requirements of application for mining rights as well as rights and duties for holder of mining rights.

The carrying amounts of the exploration rights are to be tested for impairment annually, and between annual tests if events or circumstances warrant such a test. An impairment loss is recognized if the carrying amount exceeds the fair value.

As of  September 30, 2006, the Company completed the essential terms of an asset purchase agreement with Wulatehouqi Qingshan Colored Metal Developing Company Limited (“Qingshan”). Pursuant to the asset purchase agreement, the Company acquired fixed assets and the mining rights of Qingshan, and a 60% ownership interest in Qingshan. The amount of RMB11,000,000 (US$1,375,980) was paid as a down payment in April 2006. The remaining portion of the payment in the amount RMB 9,000,000 (US$1,139,240 with the exchange rate of 7.9 as of September 30, 2006) will be paid through the issuance of common stock of the Company.  The total number of shares for this portion of the payment has been determined and committed to be 162,750 shares based on a price of $7.00 per share.  This stock will be issued during the fourth quarter of 2006.

The total purchase price of $2,515,230, less the value of the assets transferred in, is allocated to the intangible assets of good will which has been determined to have an indefinite life by the management of the Company. With the adoption of GAAP , Goodwill and Other Intangible Assets, the cost of site and wind data rights will not be amortized but will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired.

On April 28, 2006, the Company entered into an agreement with Lewen Lee to acquire an 80% ownership interest in Xinjiang Bu Er Jin County Xing Zhen Mining Company (“Xing Zhen”), for RMB 8,000,000 in cash and RMB 20,000,000 in common of stock of the Company.

China Shen Zhou Mining & Resources, Inc and Subsidiaries

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Unaudited)

9.   Property and Equipment (Continued)

Xing Zhen has the exploration right to the Xinjiang Bu Er Jin Ker Bu Lai Ker Copper-Zinc Mines , which was expired on July 14, 2006.  The Company is in the processing of applying for the mining rights to the mines, and the Ministry of Land and Resources informed that the validity mining right might be issued at the end of 2006.

As of September 30, 2006, the Company completed the essential terms of an asset purchase agreement with Xing Zhen. The amount of RMB 8,000,000 (US$1,000,713) has been paid in cash to Xinjiang Bu Er Jin County Xing Zhen Mining Company as of September 30, 2006.  The remaining portion of the payment in the amount of RMB 20,000,000 (US$2.5 million as of September 30, 2006) will be paid by the issuance of shares of common stock of the Company.  A total number of 632,910 shares has been determined and committed based on a price of $4.00 per share.  This stock will be issued during the fourth quarter of 2006.

The total purchase price of $2,632,353 less the value of assets transferred in, is allocated to the intangible assets of good will which has been determined to have an indefinite life by the management of the Company.

With the adoption of GAAP, Goodwill and Other Intangible Assets, the cost of site and wind data rights will not be amortized but will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired.

10.

Accounts Payable and Accrued Expense

As of September 30, 2006, Accounts Payable and Accrued Expense consist of the following:

Accounts Payable and Accrued Expense	September 30, 2006
Accounts Payable	$ 1,222,895
Interest Payable	9,747
Accrued Expense	164,664
Total Accounts Payable and Accrued Expense	$ 1,397,306

China Shen Zhou Mining & Resources, Inc and Subsidiaries

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Unaudited)

11.

Short-term Loans – Secured

As of September 30, 2006, the Company has the following short-term loans outstanding:

September 30, 2006
Current

8.37% note payable to Credit Union of Silver City mature on November 25, 2006, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by plant and equipments as collateral	$1,487,021

8.928% note payable to Credit Union of Silver City mature on November 28, 2006, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by Wulatehou Banner Qianzhen Mining Extractive Metallurgy Co., Ltd (the related party of Xiangzhen)	87,548

8.928% note payable to Credit Union of Silver City mature on August 28, 2006, with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Wulatehou Banner Qianzhen Mining Extractive Metallurgy Co., Ltd	250,138

7.056% note payable to Credit Union of Silver City mature on August 28, 2006, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by certificate of deposits with large face values as collateral	75,041

7.056% note payable to Credit Union of Silver City mature on February 28, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by certificate of bank deposits with the value of RMB 1,000,000 as collateral	100,055

7.056% note payable to Credit Union of Silver City mature on February 28, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by warrant of stock with the value of RMB 400,000 as collateral	50,028

China Shen Zhou Mining & Resources, Inc and Subsidiaries

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Unaudited)

11. Short-term Loans – Secured (Continued)

7.056% note payable to Credit Union of Silver City mature on October 30, 2006, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by acceptable note with value of RMB 200,000 as collateral	25,014

8.928% note payable to Credit Union of Silver City mature on November 22, 2006, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by Wulatehou Banner Qianzhen Mining Extractive Metallurgy Co., Ltd (the related party of Xiangzhen)	87,548

8.928% note payable to Credit Union of Silver City mature on November 22, 2006, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by Wulatehou Banner Qianzhen Mining Extractive Metallurgy Co., Ltd (the related party of Xiangzhen)	187,603

9.36% note payable to Credit Union of Silver City mature on December 13, 2006, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by Wulatehou Banner Qianzhen Mining Extractive Metallurgy Co., Ltd (the related party of Xiangzhen)	125,069

8.928% note payable to Credit Union of Silver City mature on December 22, 2006, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by Wulatehou Banner Qianzhen Mining Extractive Metallurgy Co., Ltd (the related party of Xiangzhen)	62,534

9.36% note payable to Credit Union of Silver City mature on December 6, 2006, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by Wulatehou Banner Qianzhen Mining Extractive Metallurgy Co., Ltd (the related party of Xiangzhen)	100,055

China Shen Zhou Mining & Resources, Inc and Subsidiaries

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Unaudited)

11. Short-term Loans – Secured (Continued)

8.072% note payable to Industrial and Commercial Bank of China, Siziwang Banner Branch mature on November 29, 2006, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by plant, equipments and land usage right as collateral	186,352

10.00% note payable to Siziwang Banner Department of Finance mature on May 15, 2007, with interest due once a year and principal due at date of maturity	105,208

Total Short-term Loans – Secured	$2,929,214

12.

Advances on Accounts

Advances on accounts represent purchase deposits made by the customers as a way of securing and guaranteeing the purchases.  Due to the high demand of the Company’s products, zinc powder and fluorspar, some customers are required to prepay a percentage of purchase upfront to the Company.  Such prepayments are recorded as advances and carries forward on the balance sheet until sales are finalized, which the advances amount will then be recognized as revenue in the period of actual sales finalization.  As of September 30, 2006, the Company had $2,880,951 in advances from customers.

13.

Taxes Payable

As of September 30, 2006, taxes payable consist of the following:

Tax Payable	September 30, 2006
Value Added Tax	$ 240,875
City Construction Tax	973
Educational Surtax	998
Water Conservancy Fund	1,950
Resource Tax	9,684
Payroll tax	1,940
Resource Redeem Tax	60,710
Other Tax	11,239
Total Tax Payable	$ 328,369

China Shen Zhou Mining & Resources, Inc and Subsidiaries

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Unaudited)

14.

Income Taxes

The Autonomous Region Council issued a special certificate to Qianzhen to grant Qianzhen income tax exempt starting from 2006; prior to the exemption status, Qianzhen was required to pay a fixed amount of enterprise income tax totaling $62,195 (RMB500, 000) for the period ended June 30, 2006, regardless of its taxable earnings as its income tax rather than a percentage of its taxable income as its income tax.

Such preferential tax treatment is granted after the annual review of the Company’s 2005 income tax considering the financial situation and operating results of the Company for the year 2005.

On August, 2006, the Autonomous Region Council informed the Company that its tax exemption status had been approved by the Council.  The actual approval notice will be issued within several months due to the heavy workloads from the government.  However, the State Autonomous Region Council pointed that the Company can start to enjoy the tax exemption status as if the actual approval notice had been received.  Such treatment is common in China to promote foreign investments. The tax provision is still in the amount of $62,195 for the three months period ended June 30, 2006, until the Company receives formal documentation.

No provision for deferred tax has been made, as it is not considered that a material asset or liability will be realized in the foreseeable future. Deferred tax liability arising from timing difference and deferred tax benefits arising from losses from operations and which deferred tax liabilities or benefits are not provided for in the financial statements amounted to $nil as of September 30, 2006.

15.

Long-term Loans - Unsecured

Xiangzhen has an unsecured loan with Finance Bureau of Siziwang Banner in the amount of $106,255, which bears interest at a rate of 10% annually.  The principal payment is required on demand, and the loan expires in the end of 2007.

16.

Exploration Costs

Exploration costs incurred in the three month period ended September 30, 2006 including pre-feasibility work amounted to $492,293.

China Shen Zhou Mining & Resources, Inc and Subsidiaries

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Unaudited)

17.

Related Party Transactions

The Company has entered into various transactions with related companies in 2006, 2005 and 2004 that have all been carried out in the normal course of business. As is the Company’s policy, all related party transactions have to be carried out at arm’s length. Transactions with related parties include the Xiangzhen, Qianzhen, Tianzheng, Qingshan, Xingzhen, Shanghai Xuanzhen International Trade Co., Ltd and Alashan Youqi Jingzhen Co., International Trade Co., Ltd.

During the three month period ended September 30, 2006, management fees to a related party of $113,682 (RMB900, 000) was eliminated from the consolidated financial statements.

As of September 30, 2006, the amount of $111,920 due to a related party represents a loan from Xiao Jing Yu, the executive officer and director of the Company.  The amount is non-interest bearing and unsecured.

As of April 4, 2004, Xiangzhen held 60% of the shares of Shanghai Xuanzhen International  Trade Co., Ltd (hereinafter refer to Xuanzhen) on behalf of Zhu Chungui, Xiangzhen signed a share holding agent agreement with Zhu Chungui providing that Xiangzhen would not be involved in any production and operation business of Xuanzhen; and Xiangzhen would not have any voting right or control over Xuanzhen; and there would be no illegal transactions between Xiangzhen and Xuanzhen.  This share holding agent agreement expires on December 12, 2006.

As of November 11, 2004,  Xiangzhen held 60% of the shares of Alashan Youqi Jingzhen Co.,  International  Trade Co., Ltd (hereinafter refer to Jingzhen) on behalf of  Zhang Heng,  Xiangzhen signed a share holding agent agreement with Zhu Chungui, that Xiangzhen would not be involved in any production and operation business of Xuanzhen; and Xiangzhen would not have any voting right or control over Jingzhen; and that no illegal transactions would occur between Xiangzhen and Xuanzhen.  The stipulated period of this share holding agent agreement is from November 11, 2004 to November 11, 2006.  The agreement terminated on November 3, 2006 when Jingzhen completed its industrial and commercial registration and alternation.

The consolidated financial statements do not include the financial data of Shanghai Suanzhen International Trade Co., Ltd and Alashan Youqi Jingzhen Co, International Trade Co. because the Company lacks a controlling voting interest and lacks a controlling financial interest of above two companies.  The Company does not have voting or similar rights to make decisions, directly or indirectly, about the above two entities’ activities, and is not obligated to absorb the two entities expected losses or to guarantee a return by the two entities.  In addition, the Company is not entitled to receive the above two entities’ expected residual returns.

China Shen Zhou Mining & Resources, Inc and Subsidiaries

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Unaudited)

17. Related Party Transactions (Continued)

The business transactions with non-consolidated affiliated companies are listed as below.

An accounts receivable is due from Alashan Youqi Jingzhen Co.,  International  Trade Co., Ltd (hereinafter refer to Jingzhen) to Xiangzhen in the amount of  $404,652 as of September 30, 2006.  The related party sales amount is $404,652.

The notes payable amounts due from/ (to) non-consolidated affiliated company at September 30, 2006 are as follows:

Name	Balance at 9/30/2006	Maximum Outstanding Balance During the Period	Security Held

Xiangzhen due to Shanghai Xuanzhen International Trade Co., Ltd (hereinafter refer to Xuanzhen)	$2,021,019	$ 2,021,019	None
Xingzhen due to Shanghai Xuanzhen International Trade Co., Ltd (hereinafter refer to Xuanzhen)	492,623	492,623	None

The amounts due are unsecured, interest free and have no fixed repayment terms.

The accounts receivable amounts due from/ (to) related parties at September 30, 2006 which were eliminated from the consolidated financial statements are as follows:

Name	Balance at 9/30/2006	Maximum Outstanding Balance During the Period	Security Held

Qianzhen due to Xiangzhen	$ 2,137,715	$ 2,137,715	None
Qianzhen due to Xingzhen	149,050	149,050	None
Qianzhen due to Qingshan	402,079	402,079	None
Xingzhen due from Qingshan	(75,788)	(75,788)	None
Tianzhen due from Xiangzhen	(25,393)	(25,393)	None

The amounts due are unsecured, interest free and have no fixed repayment terms.

China Shen Zhou Mining & Resources, Inc and Subsidiaries

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Unaudited)

18.

Capital Reserves

As stipulated by the relevant laws and regulations applicable to China's foreign investment enterprises, the Company is required to make appropriations from net income as determined under accounting principles generally accepted in the PRC ("PRC GAAP") to non-distributable reserves which include a general reserve, an enterprises expansion reserve and employee welfare and bonus reserves. In accordance with the provisions of the Company’s Memorandum and Articles of Association, the Company is required to appropriate 5% of the net distributable profit after enterprises income tax to capital reserve.

The general reserve is used to offset future extraordinary losses as defined under PRC GAAP. The Company may, upon a resolution passed by the owners, convert the general reserve into capital. The employee welfare and bonus reserve is used for the collective welfare of the employees of the Company. The enterprise expansion reserve is used for the expansion of the Company and can be converted to capital subject to approval by the relevant authorities.

19.

Employee Retirement Benefits and Post Retirement Benefits

According to the Inner Mongolia Autonomous Region regulations on State pension scheme, both employees and employers have to contribute pension. The pension contributions are ranging from 8% that was contributed by individuals (employees) and the Company is required to make contributions to the state retirement plan based on 20% of the employees’ monthly basic salaries. The Company’s employees in the PRC are entitled to retirement benefits calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed benefits plan. The PRC government is responsible for the benefit liability to these retired employees.

20.

Commitments and Contingencies

Commitments

On June 6, 2006, the Company entered into an agreement with Zhong Guo Xu to acquire 70% of the common stock of Hui Zhen Company Limited (“Hui Zhen”), in exchange for RMB 8,000,000 in cash and RMB 12,000,000 worth of common stock of the Company.

RMB 8,300,000 (US$1,048,408) has been paid as a down payment to Hui Zhen as of September 30, 2006.  The remaining portion of the purchase price in the amount of RMB 12,000,000 (US$1.5 million as of September 30, 2006), is payable in shares of the Company’s common stock.  The number of shares issuable to pay the remaining purchase price is based on the fair market value of the stock determined on the day of payment.  The U.S. dollar amount is subject to change based on the foreign currency exchange rate between the U.S. dollar and Chinese Yuan.

China Shen Zhou Mining & Resources, Inc and Subsidiaries

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Unaudited)

20. Commitments and Contingencies (Continued)

The closing of this transaction is subject to satisfaction of a number of contingencies, including customary title matters, permits, and approvals, and completion of due diligence and the like.  The Company is attempting to complete its due diligence and other efforts in the next 60 days.

Contingencies

The Company's operations are and will be subject to extensive national and local governmental regulations in the China, which regulations may be revised or expanded at any time. A broad number of matters are subject to regulation.  Generally, compliance with these regulations requires the Company to obtain permits issued by government, state and local regulatory agencies.  Certain permits require periodic renewal or review of their conditions.  The Company cannot predict whether it will be able to obtain or renew such permits or whether material changes in permit conditions will be imposed.  The inability to obtain or renew permits or the imposition of additional conditions could have a material adverse effect on the Company's ability to develop and operate its properties.

Environmental laws and regulations to which the Company is subject as it progresses from the development stage to the production stage mandate additional concerns and requirements of the Company.   Failure to comply with applicable laws, regulations and permits can result in injunctive actions, damages and civil and criminal penalties.  The laws and regulations applicable to the Company's activities change frequently and it is not possible to predict the potential impact on the Company from any such future changes.

Although management believes that the Company is in material compliance with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company’s compliance with the applicable statutes, laws, rules and regulations will not be challenged by governing authorities or private parties, or that such challenges will not lead to material adverse effects on the Company’s financial position, results of operations, or cash flows.

The Company is not involved in any legal matters arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

21.

Foreign Currency Tranlation Adjustment

For purposes of SFAS No. 52, the Company considers the U.S. Dollar to be the reporting currency.  The accompanying financial statements are presented in U.S. Dollars.  The Company’s functional currency is Renminbi (“RMB”), the currency of the primary economic environment in which the entity operates.

China Shen Zhou Mining & Resources, Inc and Subsidiaries

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Unaudited)

21. Foreign Currency Translation Adjustment (Continued)

The reporting currency is USD in which financial statements are presented.   The Company’s statements are translated in accordance with Statement of Financial Accounting Standards No. 52 (SFA No. 52), which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing during the period.  The effects of unrealized exchange fluctuations on translating foreign currency assets and liabilities into US Dollars are accumulated as a cumulative translation adjustment in shareholders’ equity.  As a result, the Company recognized in equity the effect of currency conversion in the amount of $85,639.

22.

Subsequent Events

The Company signed a financing term sheet and agreement for a US$28.0 million financing with Citadel Equity Fund Ltd. (“Citadel”) on November 17, 2006. Subject to completion of satisfactory due diligence scheduled for completion by December 10, 2006, the agreement calls for Citadel to acquire $28.0 million of senior secured convertible notes due in 2012 with a cash coupon rate of 6.75%. The Company intends to use the financing proceeds for the purchase of a mine in neighboring Kyrgyzstan; to cover additional capital expenditures for existing and new mine properties in China; and for general working capital. As part of the binding term sheet and subject to certain closing conditions, Citadel has further agreed to provide an interim bridge financing to the Company in order for the Company to close an intended transaction on November 27, 2006, with Kichi Chaarat which holds the mine property and exploration rights to the Kalu Tiegailieke Copper and Gold Mine in Kyrgyzstan and located across the border from the Company’s existing Tianzhen Mine in far western Xinjiang province.

Under the terms of the financing, the Company will issue $28.0 million in convertible notes with a cash coupon of 6.75%. The notes are convertible into the Company's common shares at $3.20 per share, subject to certain conditions, which is a 14.3% premium to the Company’s closing stock price of $2.80 on November 16, 2006.

Item 2 – Management’s Discussion and Analysis or Plan of Operation

The statements contained in this report include forward-looking statements about information of possible or assumed results of operations, business strategies, financing plans, competitive position and potential growth opportunities. Forward-looking statements include all statements that are not historical facts and are generally accompanied by words such as “may,” “will,” “intend,” “anticipate,” “believe,” “estimate,” “expect,” “should” or similar expressions or the negative of such words or expressions. These statements also relate to the Company’s contingent payment obligations relating to acquisitions, future capital requirements, potential acquisitions and the Company’s future development plans and are based on current expectations. Forward-looking statements involve various risks, uncertainties and assumptions. The Company’s actual results may differ materially from those expressed in these forward-looking statements.

On September 15, 2006, China Shen Zhou Mining & Resources, Inc. (the “Company”), then known as “Earth Products and Technologies, Inc.,” completed the terms of a Stock Exchange Agreement (“Exchange Agreement”) with American Federal Mining Group, Inc., an Illinois corporation (“AFMG”), and the shareholders of AFMG.  Under the terms of the Exchange Agreement, the Company issued a total of 20,000,000 shares, or approximately 93.9% of its issued and outstanding shares of common stock following the transaction, for 100% of American's common stock.  This transaction has been accounted for as a reverse merger (recapitalization) with AFMG deemed the accounting acquirer and the Company the legal acquirer.

Attached to this Form 10-QSB are the unaudited consolidated financial statements of the Company and its Subsidiaries for the third quarter ended September 30, 2006; and the unaudited consolidated financial statements of AFMG (and subsidiaries) for the comparable period ended September 30, 2005.  The discussion that follows is provided by Company management and is based on the consolidated results of operations for the third quarter ended September 30, 2006 and 2005, respectively.  This discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere herein.

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements required the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  On an on-going basis, the Company evaluates these estimates, including those related to useful lives of real estate assets, cost reimbursement income, bad debts, impairment, net lease intangibles, contingencies and litigation.   The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

OVERVIEW

The terms of the Exchange Agreement were consummated and the transaction was closed on September 15, 2006.  As a result of the transaction, the Company issued a total of 20,000,000 shares of its common voting stock to the stockholders of AFMG, in exchange for 100% of the capital stock of AFMG.  The common shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 as amended.

As a result of the transaction, AFMG is now a wholly-owned subsidiary of the Company, and the Company, which previously had no material operations, has acquired the business of AFMG and its subsidiaries.   This transaction has been accounted for as a reverse merger (recapitalization) with AFMG deemed the accounting acquirer and the Company the legal acquirer.  For purposes of this Form 10-QSB report, Qianzhen Mining, Xiangzhen Mining, and Tianzhen Mining, described below, are referred to as the “Subsidiaries.”

As a result of the closing of the Exchange Agreement, there was a change in voting control of the Company.  The former shareholders of AFMG now hold a total of 20,000,000 shares of common stock, or approximately 94% of the outstanding common stock of the Company, and the original Company shareholders now hold a total of 1,297,700 shares of common stock, or approximately 6% of the outstanding common stock.  In addition, at the closing, the Company’s current officers and directors resigned as officers and directors, and management of AFMG was appointed as the new management of the Company.   The Company is a public company whose securities are quoted on the over-the-counter Bulletin Board under the symbol “CSZM.OB.”

All of the business of the Company is conducted through AFMG and the Subsidiaries, as described below.

The Exchange Agreement was determined through negotiations between AFMG and Company representatives.  Prior to the transaction, there were no material relationships between AFMG and the Company or any of their respective affiliates, directors or officers or any associates of such offices or directors.

AFMG was organized in the State of Illinois on November 15, 2005.  AFMG’s primary business activities are mining, mineral processing and distributing of fluorite, copper, zinc, lead, and other mineral products, through its subsidiaries described below.

AFMG is a holding company that operates through its wholly owned subsidiaries—Inner Mongolia Wulatehou Banner Qianzhen Mining Company Limited (“Qianzhen Mining”), a wholly-owned subsidiary; Inner Mongolia Xiangzhen Mining Industry Group Company Limited (“Xiangzhen Mining”), which is owned 67% by Qianzhen Mining and 33% by AFMG; and Xinjiang Wuqia Tianzhen Mining Industry Company Limited (“Tianzhen Mining”), which is owned 99% by Xiangzhen Mining with 1% held by Yu Xiao-jing in trust.  These entities are referred to as the “Subsidiaries.”

The history of Qianzhen Mining began in 1982 when its predecessor, Inner Mongolia Dongsheng Temple Mining Plant (“Dongsheng Temple Mining”), located at the Dongsheng

Temple in Baynnur City, was established as a wholly-owned State enterprise.  The principal activities of Dongsheng Temple Mining were the mining and processing of copper and zinc.  In July 2002, Dongsheng Temple Mining was reorganized and registered as a private company under the name of Inner Mongolia Wulatehou Banner Qianzhen Mining Company, Ltd., with registered capital of $291,666.  In 2005, Qianzhen Mining invested approximately $750,000 for the technological modernization of the original processing production line to increase its yearly capacity to approximately 200,000 tons.

The predecessor of Xiangzhen Mining, named “Siziwangqi Banner North Fluorite Co., Ltd.” (“North Fluorite”), was a wholly-owned private enterprise whose principal activity was fluorite mining.  In July 2002, Qianzhen Mining acquired North Fluorite, holding 99% (1% of the equity is held in trust by Yu Xiao-jing) of the registered equity.  At the same time, the name was changed to Inner Mongolia Xiangzhen Mining Industry Group Company Limited, with registered capital of $6,250,000.  Xiangzhen Mining has the mining rights to one fluorite mine and one mineral processing plant.  Xiangzhen Mining has an annual mining and processing capacity of approximately 100,000 tons and 60,000 tons, respectively, plus an annual capacity of 60,000 tons of metallurgy level lump ore and 20,000 tons of fluorspar fine powder.  The mines are located in Siziwangqi Banner, and are called the “Sumochaganaobao Fluorite Mine” and the “Beiaobaodu Fluorite Mine.”  Fluorite, quartz, calcite and pyrite are extracted from the mines.

Tianzhen Mining, located in the Wuqia County, Xingjiang Uygur Autonomous Region, in the PRC, was registered in April 2004 with a registered capital of $201,500, of which Xiangzhen Mining holds 99% (1% of the equity is held in trust by Yu Xiao-jing) of the registered equity.  It is mainly engaged in non-ferrous copper, zinc, lead and other metal ore mining and milling production.  It has one ore processing plant; the mineral exploration right to one copper mine; and the mining rights to two lead-zinc copper mines.  Its Yangye Huayuan Copper Mine covers an area of 31.71 square kilometers.

Through its Subsidiaries, AFMG mines and processes several minerals including fluorite, copper, lead and zinc.  Qianzhen Mining focuses on lead and zinc mines,  Xiangzhen Mining focuses on fluorite mining, while Tianzhen Mining focuses on copper, lead and zinc mining.  Qianzhen Mining does not mine the minerals itself.  Instead, it purchases ores from other local mining companies for processing and resell.  Xiangzhen Mining owns a fluorite mine, known as the “Sumochaganaobao Fluorite Mine,” which is located in the middle part of Inner Mongolia, close to the border between China and Mongolia.  Currently the annual mining capacity is 80,000 tons.  The Company has developed a plan to increase the annual mining capacity to 150,000 tons by 2007, and eventually, through technological modernization, to upgrade its mining capacity to 300,000 tons annually to meet increasing demand.  Tianzhen Mining has completed its exploration stage for the “Yangye Huayuan Copper Mine,” which is located southwest of Xinjiang Wuqia Country Kangsu Town.  Currently, it is carrying out its initial prospecting and mining and processing on a small scale.  Further developmental planning is considered and is being reevaluated.  Tianzhen Mining is also exploring the “Zunagen Lead and Zinc Mine” and the “Ejier Lead and Zinc Mine,” both of which are located at Wuqia Country.  They are currently under tunnel and drilling exploration.  Reserves are not confirmed to date.

Overall, the Company operates mines in the Inner Mongolia Autonomous Region and Xingjiang Uygur Autonomous Region, which are known for its rich reserves of high-grade minerals of fluorite, copper, lead and zinc.  Regional human resources of general labor and specialized professional mining teams are available to the Company at a low cost.  The Company maintains a good relationship with the government by providing employment opportunities to the people and tax revenues to the government.  The Company has also achieved strategic cooperative alliances with several large-scale domestic steel or chemical enterprises after years of experience and relationships in the mineral markets.  Such alliances combined with the large resources available on hand, provide the Company with a competitive advantage over others in the same industry.

BUSINESS OF AMERICAN FEDERAL MINING GROUP, INC.

As discussed above, the business of the Company is conducted through its wholly-owned subsidiary, AFMG, which, in turn, conducts its business through its Subsidiaries.  The principal business of AFMG is the exploration, development, mining, and processing of fluorite, zinc, lead, copper, and other non-ferrous metals in the PRC.  AFMG has two principal areas of interest in the PRC:  (a) fluorite and zinc exploration in the Sumochaganaobao region of Inner Mongolia Province; and (b) copper/gold exploration in the Yangye Huayuan region of Xinjiang Uygur Autonomous Region.  AFMG’s principal administrative offices are located in Wulanhua Town, Siziwang Qi, Wulanchabu City, Inner Mongolia, PRC.  AFMG’s primary operations in Inner Mongolia consist of one primary zinc smelter, which obtains concentrates principally from AFMG’s operating mill. During the past two years, it has had revenue from mining and development.

EXPLORATION ACTIVITIES

Sumozaganaobao Fluorite Mine and Beiaobaotu Fluorite Mine

Xiangzhen Mining owns two fluorspar mines, the Sumozaganaobao Fluorite Mine and the Beiaobaotu Fluorite Mine.  Xiangzhen Mining’s mining rights to both mines will expire after November, 2006.  Xiangzhen Mining has submitted the application to extend the mining right for the Sumozaganaobao Fluorite Mine, but has decided not to extend the mining right to the Beiaobaotu Fluorite Mine.

The Sumozaganaobao Fluorite Mine, Mining Right License, No: 1526000220071, is located in the middle part of Inner Mongolia, near the border between China and Mongolia. The mine is approximately 300 kilometers northwest of Huhhotte, and 120 kilometers southwest of Elianhotte.  Huhhotte is the capital city of Inner Mongolia, which is a port city on the border of China and Mongolia. There are highways between the mine area and these cities, which make transportation convenient. The climate in this area is typically continental with distinct seasons,  with a lot of wind and little rain, and with large temperature ranges between night and day, and a long winter (5 months) that is not suitable for mining exploration and production.

The 102 Geological Team of the Inner Mongolia Autonomous Region spent 6 years completing the exploration work of the Sumozaganaobao Fluorite Mine, including surveying geological, topographic and hydro geological conditions; application of various detection methods applying boring and trenching methods; and undertaking experimental analyses and tests of sampling materials.  In 1985, the 102 Geological Team submitted the “Report on Jade-

like Mining Geological Conditions in Sumozaganaobao Fluorite Mine” with serial official number 5144.  Subsequently the Inner Mongolia Geology Mining Bureau issued the Inner-land Approval Document No. 115 on October 23, 1987, which verified reserves in the Sumozaganaobao Fluorite Mine for C+D compound Class jade-like ore mining of 19.1501 million tons with an average content for CaF2 of 53.86% of which Class C is 25.08%, equal to 4.8031 million tons for Class C and 14.347 million tons for Class D.  The survey has defined a mineral deposit in the Sumozaganaobao Fluorite Mine of large jade-like ore whose length is a total of 3,000 meters, and whose seam thickness varies from 0.45 meter to 22.48 meters with an average thickness of 5.55 meters.

Types of the ore in the mine are mainly quartzite-jade-like stones and carbonic acid rock of quartzite-jade-like and single-jade-like minerals.  Its relatively complicated structure is of fine crystals and tape bars mainly with some other hornstone and crystalline and other minerals.

The mining capacity of the Sumozaganaobao Fluorite Mine is currently 80 thousand tons per year.  The PRC has an escalating demand for fluorite and fluorine chemical products; accordingly, the Company has developed a plan to increase the production capability to 150,000 annual tons in 2007 through upgrading its exploration equipment.  Its production capacity is targeted to reach 300,000 tons annually in 2008.

The two Xiangzhen fluorspar mines have an estimated reserve of 19.6 million tons, consisting of 18.6 million tons for the Sumozaganaobao Fluorite Mine and 1 million tons for the Beiaobaotu Fluorite Mine.   The data was provided by Siziwang Qi National Bureau of Land & Resources, and was verified and certified by China Chemical Geology & Mine General Administration of Inner Mongolia Geological Survey Institute dated January 12, 2006.

PRE-PRODUCTION ACTIVITIES

Xinjiang Wuqia Yangye Huayuan Copper Mine (“Huayuan Mine”)

Tianzhen Mining owns the Huayuan Mine with Exploring License, No: 6500000410195.  The mining license for the mine is in process.  The Huayuan Mine is located approximately 4000 meters southwest of Xinjiang Wuqia County Kangsu Town.

Geologic aspect

The emerged stratum within the field belongs to the Mesozoic and Cainozoic group, with Cretaceous, Tertiary system and Quaternary systems.  Its mineralization area is distributed in Miocene series of Eogene system Oligocene and Neogene system in Tertiary system.  Its main lithology consists of synopsis argillite, grey and yellow calcareous sandstone, grey and green calcareous sandstone, in which, the grey and green calcareous sandstone is just the copper sandstone (mineralization area). The copper-bearing calcareous sandstone shows green grey, 0.5-5m thick, the bedded rock consists of sand and calcareous cement, the debris include quartz, feldspar and chips, the metallic minerals mainly consist of malachite, cuprites, small amount of chlorite, and natural copper, which presented in sparse and disseminated type, with the average copper grade about 1%.

The Bonanza King, in the vicinity of the mine, consists essentially of two units; thin-bedded, bluegray and tanwhite limestone and brown to white, dolomitic marble. Hewett (1956) and Evans (1958) report that regionally the Bonanza King strikes northwest and dips 2030° to the southwest. Our mapping along Mohawk ridge suggests strikes from N 20°W to N 50°W with highly variable dips, generally to the southwest.  Near the crest of the ridge, immediately above the West Adit, extreme variations in dip and strike were noted. Preliminary mapping suggests folding along a nearly east-west axis related either to intrusion of a sill-like mass of granite (discussed below) or drag folding accompanying faulting.

Its structure mainly consists of a fold structure, which belongs to Kusiweike large-scale syncline, which presents in synclinorium with two subsidiary synclines and one subsidiary anticline, the axial direction of subsidiary syncline is approximate EW, and subsidiary anticline approximate WE.  The copper sandstone depends on the subsidiary fold, after the surface stripped, four mineralization areas formed.  Copper sandstone may form four (4) mineralized belt zones after the earth surface is stripped because of the control of the sub-fold erosion.  Within the mining field, no faulted structure giving effect to the ore body existed, and no igneous rock emerged.

Estimate of copper mineral resource

The Huayuan Mine was discovered in the 1950’s.  Deep drillings have been completed in the Huayuan Region.  A relatively small amount of surface and deep prospecting were carried out in 2003, which resulted in the conclusion that the copper mineralization in this region is not uniform in the mineralization area.  A total of 10 copper sandstones ore bodies were found, with average copper grade of 1.47%.  Based on AFMG’s preliminary estimate undertaken from October to December, 2003, from a reserve report, it anticipated that the copper reserve quantity of 333 grade is 2,395 tons, and that 3341 grade is 3,683 tons.  In addition, the Company fulfilled the small amount of trenching for the Yangye Yangshugou regions in  2004, with initial results indicating that there are two types of mineralization features in the Huayuan field, one is the moderate dipped mineralization body, another is steep dipped mineralization body (dip angle>30.), after deeply extended drilling for 200 meters, the former still mainly consists of malachite and cuprite.  All the previous drillings had studied the moderate dipped mineralization body, however, through trenching for steep dipped mineralization body, the Company found that natural copper is in deep (subsurface 10 meters), if further extended, it may be soon altered into sulphide mineral. Within the range of 31.7 square kilometers, the mineralization area of Huayuan Copper Mine is actually one belt, depending on the fold, and presents in four mineralization belts at surface. If this mineralization area spreads, with the range more than 5 kilometers long from south to north, and more than 5 kilometers long from south to north (i.e., the area of this mineralization belt is beyond 25 square kilometers), with the emerged thickness about 100 meters, consisting of several layers of approximately 0.5-5 meters thick of copper sandstone, and a 2 meter thick copper ore body which may be suitable for producing, it was estimated that there are 0.1 billion tons ore in the Huayuan Field.  Based on the copper grade of 1%, the amount of copper metal is estimated to be more than 1.00 million tons.  The Company is carrying out initial prospecting and mining on a small scale. A further development plan is under evaluation.

Xinjiang Wuqia Zunagen Lead & Zinc Mine

Xinjiang Wuqia Zunagen Lead and Zinc Mine is held and exploited by Tianzhen Mining under Exploration License No. 6500000511592.   The surveyed area of the mine is 19.62 square kilometers.  The mine is located in Xingjiang Uygur Autonomous Region Wuqia Country.

Currently, the methods of tunnel exploration and drilling exploration are widely used. Reserves have not been confirmed to date.

Xinjiang Wuqia Ejier Lead & Zinc Mine

Xinjiang Wuqia Ejier Lead and Zinc Mine is held and exploited by Tianzhen Mining with the Exploration License No. 65000005110055.   The surveyed area of the mine is 21.07 square kilometers.  The location of the mine is the Xingjiang Uygur Autonomous Region Wuqia Country.

Currently, the methods of tunnel exploration and drilling exploration are widely used. Reserves have not been confirmed to date.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)

The discussion that follows is based on the consolidated results of operations of the Company and its Subsidiaries for the period indicated.

Comparison of Three-Month Periods Ended September 30, 2006 and 2005

	September 30, 2006	September 30, 2005
Sales	$6,707,435	$1,273,077
Less: Cost of Goods Sold	3,100,524	432,366
Gross Profit	$3,606,911	$840,711

Revenues increased by 427% in the third quarter of 2006 to $6,707,435 from $1,273,077 in 2005, resulting in net income of $2,751,805 for the third quarter of 2006 compared to net income of $671,448 in 2005.  This was mainly attributable to an increase in mining and processing capacity through technological improvements, which enabled the Company to process larger quantities of minerals in 2006 compared to 2005.  It was also attributable to a big market price increase after May 2005, as a result of a substantial increase in demand for these minerals, combined with a limited supply.

Cost of sales increased to 46% as a percentage of cost of sales to net sales for the three months ended Sept. 30, 2006 compared to 34% for the three months ended Sept. 30, 2005.  This increase is attributable to the fact that two subsidiaries of the Company acquired were in the early stage of mining and have higher costs of production.  The total cost of sales for the third quarter of 2006 was $3,100,524 as compared to $432,366 for 2005.  This increase is directly tied to the growth in sales.

Gross profit margin decreased by 12% to 54% during the third quarter of 2006 as compared to 66% in 2005. Gross profit margins vary from product to product depending on a number of factors including: (a) cost of mining and processing; (b) overall market demand and individual customer demand; (c) cost of minerals; and (d) competitor pricing policies.

	September 30, 2006	September 30, 2005
Operating Expenses
Selling & Operating Expenses	$201,513	$82,247
General & Administrative Expenses Finance Cost (Income)	595,158 75,388	321,395 33,467
Total Operating Expenses	872,059	437,109

Other Income (Expenses)
Subsidiary Investment Return	27,886	268,455 12,267
Other Loss	(21,716)	(12,876)
Interest Expense	-	-
Total Other Income (Expenses)	$6,170	$267,846

Selling and operating expenses represented expenditures in connection with the distribution and selling of properties as well as expenses incurred for the operating of the business.  Selling and operating expenses for the three months ended September 30, 2006 were $201,513 as compared to $82,247 for the same period in 2005.  Selling and operating expenses as a percentage of sales decreased by 3%, from 6% in the third quarter of 2005 to 3% in the third quarter of 2006.  The increase in these expenses of $119,266 was mainly attributable to increases in freight and travel expenses, which was in turn caused by the high cost of gasoline in the world market.  The increase in gas prices affected every aspect of business that is related to transportation.  This increase was also due to the increase in business promotion, salaries to selling staff, and sales commissions.

General and administrative expenses for the three months ended September 30, 2006 were $595,158 as compared to $321,395 for the three months ended September 30, 2005.  The general and administrative expense as a percentage of sales decreased by 16%, from 25% in the first quarter to 9% in the second quarter of 2006.  This increase of $273,763 was mainly attributable to the increase in salaries, welfare, insurance, and travel of the administrative staffs.

Finance costs increased to $75,388 in the third quarter of 2006 from $33,467 in 2005.  This increase was primarily due to an increase in interest rates.

Interest expenses of $75,388 represented the interest incurred in the third quarter of 2006 associated with bank loans of $3,035,469.

The discussion that follows is based on our pro forma consolidated results of operations for the nine-month periods ended September 30, 2006 and 2005.

Comparison of Nine-month Periods Ended September 30, 2006 and 2005

	September 30, 2006	September 30, 2005
Sales	$13,767,418	$4,062,418
Less: Cost of Goods Sold	5,499,563	2,574,758
Gross Profit	$8,267,855	$1,487,660

Revenues increased by 239% in the nine months ended September 30, 2006 to $13,767,418 from $4,062,418 in the same period of 2005, resulting in net income of $5,840,684 for the nine months ended September 30, 2006, compared to net income of $934,853 in the same period of 2005.  This was mainly attributable to an increase in mining and processing capacity through technological modernization, which enabled AFMG and Subsidiaries to process larger quantities of minerals in 2006.  It was also attributable to the overall economic environment resulting in an increase in the demand for minerals.

Cost of sales declined to 40% of net sales in the nine months ended September 30, 2006, compared to 63% in the nine months ended September 30, 2005.  The decrease is attributable to a higher sales volume and the ability to increase sales prices while maintaining the cost of sales over the year.  Total cost of sales increased to $5,499,563 for the nine months ended September 30, 2006 as compared to $2,574,758 during the same period in 2005.  This increase is directly tied to the growth in revenues.

Gross profit margin increased to 60% of net sales in the nine months ended September 30, 2006 compared to 37% in the nine months ended September 30, 2005. Gross profit margins vary from product to product depending on a number of factors including: (a) cost of mining and processing; (b) overall market demand and individual customer demand; (c) cost of minerals; and (d) competitor pricing policies.

	September 30, 2006	September 30, 2005
Operating Expenses
Selling & Operating Expenses	$560,538	$280,942
General & Administrative Expenses Finance Cost (Income)	1,424,922 217,011	442,498 215,399
Total Operating Expenses	2,202,471	938,838

Other Income (Expenses)
Subsidy Investment Return Other Loss	27,814 327 (21,660)	297,129 105,747 (16,745)
Total Other Income (Expenses)	$6,481	$386,131

Selling and operating expenses represent expenditures in connection with the distribution and selling of properties as well as expenses incurred for the operating of the business.  Selling and operating expenses were $560,538 or 4% of net sales for the nine months ended September 30, 2006, as compared to $280,942 or 7% of net sales for the same period in 2005.  This increase in selling and operating expenses of $279,596 is mainly attributable to an increase in salaries to sales staff, an increase in sales commissions, and increases in freight and travel expenses caused by rising gasoline costs in the world market, which has, in turn, affected every aspect of business that is related to transportation.

General and administrative expenses were $1,424,922 or 10% as a percentage of general and administrative expenses to net sales for the nine months ended September 30, 2006, as compared to $442,498 or 11% of net sales for the same period in 2005. This increase in general and administrative expenses, of $982,424, is mainly attributable to an increase in salaries and welfare to administrative staff, depreciation expenses.

Finance costs increased nominally (1%) to $217,011 in the nine months ended September 30, 2006 from $215,399 in the same period of 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s assets primarily consist of its operating subsidiaries, marketable properties for sales, cash and cash equivalents.

The Company has $2,468,464 in cash and cash equivalent at September 30, 2006, compared to $514,893 at September 30, 2005.  The Company’s current ratio at September 30, 2006 was 1.08.  Its primary sources of funds include cash balances, cash flow from operations, and potentially, the proceeds of borrowing or offering of equity. The management endeavors to ensure that the funds are always available to take advantage of new investment opportunity and they are sufficient to meet future liquidity and capital needs.  Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements.

Cash and cash equivalents increased by $1,953,571 or 379% to $2,468,464 as of September 30, 2006 compared to $514,893 as of September 30, 2005, which was mainly due to an increase in sales, resulting in more cash being generated and collected.

There was no restrictive bank deposit pledged as of September 30, 2006 and 2005. Therefore, the Company did not have to maintain any minimum balance in the relevant deposit account as security.

Accounts receivables increased to $2,771,073 or 20% of sales as of September 30, 2006, compared to $509,829 or 13% of sales as of September 30, 2005.  The increase was mainly due to the increase in sales of over $9 million.  Ninety percent (90%) of the Company’s receivables were aged less than 60 days.

Inventories decreased by $186,393 or 11% to $1,533,993 as of September 30, 2006 from $1,720,386 as of September 30, 2005.  The decrease in inventories is primarily due to an increase in sales.

Properties and equipment, stated at cost less accumulated depreciation and amortization, consist of:

	September 30, 2006	September 30, 2005
Total Property and Equipments	10,889,094	7,971,649
Less: Accumulated Depreciation	(2,611,165)	(1,558,328)
Property and Equipment, Net	$ 8,277,929	$ 6,413,321

Net book value of fixed assets increased by $1,864,608 or 29% to $8,277,929 as of September 30, 2006 compared to $6,413,321 as of September 30, 2005, and was attributable to the purchase of buildings, transportation vehicles, and machineries, less accumulated depreciation.

Construction-in-progress represents tunnel and exploration setup project.  Construction-in-progress represents the cost of the land use rights, capitalized interest expenses, related pre-approval capital expenditures and government approval fees.

Current Liabilities	September 30, 2006	September 30, 2005
Accounts payables and accrued expenses	$1,571,717	$791,485
Short-term loan – secured	2,929,214	3,856,964
Advances from customers	2,880,951	510,194
Notes payable – related parties	2,513,642	-
Loan from shareholders	111,920	-
Wages payable	88,735	18,777
Welfare payable	135,029	23,893
Taxes payable	328,369	15,910
Total Current Liabilities	$10,559,577	$5,217,223

Current liabilities increased by $5,542,354 or 102% to $10,759,577 as of September 30, 2006 compared to $5,217,223 as of September 30, 2005.  This is attributable to the increase in accounts payable, advances from customers, notes payable, and other business related payables.

Accounts payable increased by $780,232 or 99% to $1,571,717 as of September 30, 2006 compared to $791,485 as of September 30, 2005, and was attributable to the increase purchase related to construction and production.

Short-term loan decreased by $927,750 or 24% to $2,929,214 as of September 30, 2006 compared to $3,856,964 as of September 30, 2005, and was attributable to the repayments of several outstanding short-term loans and the success renewal of the rest.

Capital reserve represented that amount appropriated from net income after tax (Enterprise Income Tax) for the year.  As stipulated by the relevant laws and regulations applicable to China's foreign invested enterprises, the Company is required to make appropriations from net income as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) to the statutory surplus reserves which include a general reserve, an enterprises expansion reserve, and employee welfare and bonus reserves. Pursuant to the relevant PRC regulations and the provisions of the Company’s Memorandum and Articles of Association, the Company is required to appropriate 5% of the net distributable profit after enterprise income tax to capital reserve, profit attributable to the shareholders shall be appropriated in the following sequence; the general reserve is used to offset future extraordinary losses as defined under PRC GAAP.  The Company may, upon a resolution passed by the owners, convert the general reserve into capital.

The employee welfare and bonus reserve is used for the collective welfare of the employees of the company. The enterprise expansion reserve is used for the expansion of the company and can be converted to capital subject to approval by the relevant authorities. No such adjustments are required under accounting principles generally accepted in the United States of America in 2006.

ACQUISITION TRANSACTIONS

AFMG or its subsidiary, Qianzhen Mining, has entered into three agreements for the acquisition of mining assets in the PRC.   On April 27, 2006, Qianzhen Mining entered into a purchase agreement with Wulatehouqi Qingshan Colored Metal Developing Company Limited  (“Qingshan”) to acquire a 60% ownership interest in Qingshan’s copper and zinc mine, in exchange for $2,375,000 and a note convertible into $1,125,803 in restricted common stock of AFMG based on the market value of the common stock at the date of conversion.  On April 28, 2006, AFMG entered into an agreement to acquire an 80% ownership interest in Xinjiang Bu Er Jin County Xing Zhen Mining Company (“Xing Zhen”), in exchange for $1,000,713 in cash and a note in the amount of $2,500,000, convertible into common stock of AFMG based on the market value at the date of conversion.   On June 6, 2006, AFMG entered into an agreement with Zhong Guo Xu to acquire a 70% interest in Hui Zhen Company Limited (“Hui Zhen”), in exchange for RMB 8,000,000 in cash and RMB 12,000,000 in value of common stock of the Company.  RMB 8,300,000 (US$1,048,408) has been paid as a down payment to Hui Zhen as of

September 30, 2006.  The remaining portion of the purchase price in the amount of RMB 12,000,000 (US$1.5 million as of September 30, 2006) in value will be paid with the Company’s common stock.  The number of shares issuable upon full payment will be based on the fair market value of the stock determined on the day of payment.  The U.S. dollar amount is subject to change based on the foreign currency exchange rate between the U.S. dollar and Chinese Yuan.  The essential terms of the Qingzhen transaction and the Xing Zhen transaction have been completed, and it is expected that a formal closing, and the issuance of stock will occur in the fourth quarter of 2006.  The Hui Zhen transaction is expected to be completed in the fourth quarter of 2006, and is subject to the completion of due diligence and various contingencies. The Company expects that it will complete its due diligence in the next few weeks, and will report the material aspects of these acquisitions following their consummation.  (See Notes 1, 8, 9, and 20 to financial statements).

RISK FACTORS

An investment in the Company’s common stock involves a high degree of risk.  Any prospective investor should carefully consider the risks described below, together with any additional information in this Form 10-QSB, as well as information in any other reports filed by the Company with the U.S. Securities and Exchange Commission (“SEC”), before making an investment decision.   Additional risks and uncertainties not presently foreseeable to the Company may also impair business operations.   If any of the following risks occur, the Company’s business, financial condition or operating results could be materially and adversely affected.  In such case, the trading price of the Company’s common stock could decline, and an investor could lose all or part of his investment.

As a result of the closing of the Exchange Agreement, most of the risks of the Company pertain to the business of AFMG, the Company’s wholly-owned subsidiary, and the Subsidiaries.

CHINA RELATED RISKS

The Company’s business will be affected by the government regulation and Chinese economic environment because most of our sales will be in the China market.

Although AFMG exports products to other countries, most of its sales are in the PRC.  It is anticipated that ACPG’s products in China will continue to represent a significant portion of sales in the near future.  As a result of ACPG’s reliance on the China markets, its operating results and financial performance could be affected by any adverse changes in economic, political and social conditions in China.

There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on AFMG, that regulators or third parties will not raise material issues with regard to compliance or non-compliance with applicable laws or regulations, or that any changes in applicable laws or regulations will not have a material adverse effect on AFMG and its business.

The economy of the PRC has been transitioning from a planned economy to market oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reforms, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in the PRC are still owned by the Chinese government. For example, all lands are state owned and are leased to business entities or individuals through governmental granting of State-owned Land Use Rights or mining and exploration rights.  The granting process is typically based on government policies at the time of granting and it could be lengthy and complex. This process may adversely affect AFMG’s future manufacturing expansion. The Chinese government also exercises significant control over the PRC’s economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures. At present, AFMG’s mining and exploration activities are subject to approvals from the relevant government authorities in China.  Such governmental approval processes are typically lengthy and complex, and never certain to be obtained.

There are risks inherent in doing business in China.

The PRC is a developing country with a young market economic system overshadowed by the state. Its political and economic systems are very different from the more developed countries which are still in the stage of change.  China also faces many social, economic and political challenges that may produce major shocks and instabilities and even crises, in both its domestic arena and in its relationship with other countries, including but not limited to the United States. Such shocks, instabilities and crises may in turn significantly and adversely affect AFMG’s performance.

Certain political and economic considerations relating to the PRC could adversely affect AFMG.

While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental, and are expected to be refined and improved.  Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on AFMG’s operations or future business development.  AFMG’s operating results may be adversely affected by changes in the PRC’s economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of additional restrictions on currency conversion.

The recent nature and uncertain application of many PRC laws applicable to AFMG create an uncertain environment for business operations and they could have a negative effect on AFMG.

The PRC legal system is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, the PRC began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in the PRC and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could have a negative AFMG’s business and business prospects. In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

It may be difficult to effect service of process and enforcement of legal judgments upon AFMG and its officers and directors because they reside outside the United States.

As AFMG’s operations are presently based in the PRC and its directors and officers reside in the PRC, service of process on AFMG and such directors

Item 3 - Controls and Procedures

As of the period ended September 30, 2006, the Company had no material derivative instruments. The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument in the future.

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as such term is defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure and procedures were effective as of the end of the period covered by this quarterly report.

There was no change in the Company's internal controls over financial reporting or in other factors during the Company's last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On September 15, 2006, the Company consummated the terms of a Stock Exchange Agreement under the terms of which it issued a total of 20,000,000 shares of restricted common stock to the shareholders of American Federal Mining Group, Inc. (“AFMG”), an Illinois corporation, resulting in the acquisition of AFMG as a wholly-owned subsidiary and a change in management of the Company.  This transaction is reported on a Current Report on Form 8-K dated July 20, 2006, and a subsequent Current Report on Form 8-K dated September 18, 2006.

In addition to the transaction described in the above paragraph, the Company has entered into three (3) purchase transactions pertaining to mining properties, each of which calls for the issuance of restricted shares of the Company’s common stock.  (See “Item 2 – Management’s Discussion and Analysis or Plan of Operation; Acquisition Transactions.”)  The Company expects these transactions will be completed, and stock issued, during the fourth quarter of 2006.

Item 3 - Defaults on Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

On or about October 5, 2006, two officers of the Company, Yu Xiao-Jing, President and CEO, and Xu Xue-Ming, COO, respectively, who own approximately 79% of the issued and outstanding voting securities of the Company, consented to amend the Company’s Articles of Incorporation to change the name to “China Shen Zhou Mining & Resources, Inc.”  The name change was effective on October 20, 2006.

Except as indicated above, during the quarter ended September 30, 2006, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company’s security holders.

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit	Description
31.1	Principal Executive Officer Certification*
31.2	Principal Financial Officer Certification*
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*Included herein pursuant to Item 601(b) 31 of Regulation SB.

**Included herein pursuant to Item 601(b) 32 of Regulation SB.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Shen Zhou Mining & Resources, Inc.

Date:  November 20, 2006

By:

/s/ Yu Xiao-Jing

Yu Xiao-Jing, President and CEO

Date:  November 20, 2006

By:

/s/ Yue Cai-Jun

Yue Cai-Jun, CFO