Form 10KSB
period 2006-12-31
CHINA SHEN ZHOU MINING & RESOURCES, INC.
filed 2007-04-17
CIK 790024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:   033-03385-LA

CHINA SHEN ZHOU MINING & RESOURCES, INC.

(Name of Small Business Issuer Specified in its Charter)

Nevada 87-0430816 (State of incorporation) (IRS Employer Identification Number)

No. 166 Fushi Road, Zeyang Tower, Suite 305

Shijingshan District, Beijing, China 100043

 (Address of principal executive offices) (Zip Code)

 86-010-68867292

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [  ] Yes [X]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes   [X] No

The Issuer’s revenue for its most recent fiscal year was $22,433,000

As of March 21, 2007, 21,296,794 shares of the Issuer’s $0.001 par value common stock were outstanding and the aggregate market value of the shares held by non-affiliates was approximately $17,466,625 based upon a closing bid price on March 21, 2007 of $4.25 per share of common stock on the OTC Bulletin Board.

Transitional Small Business Disclosure Format (check one)

Yes [  ]

No [X]

TABLE OF CONTENTS

Page

PART I

1

ITEM 1.

DESCRIPTION OF BUSINESS

1

Corporate History

1

Our Industry

2

Current Business Operations

2

Description of Products

3

Sales and Marketing

3

Our Major Customers

4

Competition

4

Our Business Strategies

5

Expansion of Production Capacity to Meet Demand

5

Increase Exploration Activities

5

Acquire More Mineral Resources

6

Expand into Down Stream Chemical Business

6

Competitive Advantages

6

Government Regulation

6

Employees

7

Risk Factors

8

ITEM 2.

DESCRIPTION OF PROPERTY

16

Detailed Description of Exploration and Mining Rights

17

Sumozaganaobao Fluorite Mine

17

Qingshan Non-ferrous Metal

18

Exploration Rights

19

Exploration Rights

19

Xinjiang Wuqia Zunagen Lead & Zinc Mine

21

Xinjiang Wuqia Ejier Lead & Zinc Mine

21

ITEM 3.

LEGAL PROCEEDINGS

22

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

22

PART II

22

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES  22

Equity Compensation Plan Information

25

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

25

ITEM 7.

FINANCIAL STATEMENTS

35

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  37

ITEM 8A.

CONTROLS AND PROCEDURES

37

ITEM 8B.

OTHER INFORMATION

39

PART III

39

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT  39

Involvement in Certain Legal Proceedings

41

Compliance with Section 16(a) of the Securities Exchange Act of 1934

41

Code of Ethics

42

Director Nominees Recommended by Stockholders

42

Board Composition; Audit Committee and Financial Expert

42

-i-

ITEM 10.

EXECUTIVE COMPENSATION

43

Outstanding Equity Awards at Fiscal Year-End

44

Director Compensation

44

Retirement, Post-Termination and Change in Control

44

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  44

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

45

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

45

Statements filed as part of this Report

45

Reports on Form 8-K

47

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

47

ii

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

Corporate History

Unless otherwise indicated, or unless the context otherwise requires, all references in this Annual Report to the terms “Company,” “CSZM,” “we,” “our,” or “us” mean China Shen Zhou Mining & Resources, Inc., a Nevada corporation.

We are the result of a share exchange/reverse merger among Earth Products & Technologies, Inc., a Nevada corporation (“EPAT”) with American Federal Mining Group, Inc., an Illinois company (hereinafter “AFMG”), and the shareholders of AFMG (the “AFMG Shareholders”).    The effective date of the transaction was September 15, 2006.  Pursuant to the transaction, EPAT issued a total of 20,000,000 shares of common voting stock to AFMG Shareholders, in exchange for 100% of AFMG’s common stock.  The common stock was issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.  This transaction will be accounted for as a reverse merger (recapitalization) with AFMG deemed the acquirer for accounting purposes and EPAT the legal acquirer.

As a result of the share exchange/reverse merger, AFMG became a wholly-owned subsidiary of EPAT, with EPAT, which previously had no material operations, becoming a holding company for the business of AFMG and its subsidiaries.  AFMG is a holding company, incorporated in Illinois, whose principal business is the ownership of entities in the People’s Republic of China (“PRC” or “China”) engaged in the acquisition, exploration, extraction and development of mining properties.

The share exchange/reverse merger resulted in a change in voting control of EPAT.  The former shareholders of AFMG now hold a total of 20,000,000 shares of common stock, or approximately 94% of the outstanding common stock of EPAT, and the original EPAT shareholders now hold a total of 1,297,700 shares of common stock, or approximately 6% of the outstanding common stock.  At the closing, EPAT’s officers and directors resigned, and Xiao-Jing Yu was appointed as President of EPAT.   Effective October 20, 2006, EPAT changed its name to China Shen Zhou Mining & Resources, Inc.

AFMG owns all of the registered capital of Inner Mongolia Wulatehouqi Qianzhen Ore Processing Co., Ltd. (“Qianzhen Mining”), a limited liability company organized in the PRC.   Qianzhen Mining holds 67% of the registered capital of Inner Mongolia Xiangzhen Mining Group Co., Ltd., a limited liability company organized in the PRC (“Xiangzhen Mining”), with the remaining 33% of the registered capital of Xiangzhen Mining being held by AFMG, thus effectively making Xiangzhen Mining a wholly-owned subsidiary of AFMG.  Xiangzhen Mining also holds 99% of the registered capital of Xinjiang Wuqia Tianzhen Mining Co., Ltd. (“Tianzhen Mining”), and the remaining 1% of Tianzhen Mining is held by Yu Xiao-Jing, President of AFMG, in trust for Qianzhen Mining.   Qianzhen Mining owns 60% of Wulatehouqi Qingshan Non-Ferrous Metal Development Co., Ltd. (“Qingshan Non-Ferrous Metal”).   The other 40% of Qingshan Non-Ferrous Metal is owned by several individual shareholders.   Xiangzhen Mining owns 80% of Xinjiang Buerjin County Xingzhen Mining Co., Ltd. (“Xingzhen Mining”).  The other 20% is owned by Xinjiang Tianxiang New Technology Development Co., Ltd.).

The table below illustrates the corporate structure of the Company:

We are a public company.  Our securities are quoted on the OTC Bulletin Board under the symbol “CSZM.OB.”

Our executive offices are located at No. 166 Fushi Road, Zeyang Tower, Suite 305 Shijingshan District, Beijing, China 100043.  Our telephone number is 86-010-68867292.

Our Industry

Our primary business activity is mining, processing and distributing of fluorite ore, copper, zinc, lead, and other mineral products.  Along with China’s modernization drive, its economy has witnessed significant growth in the past three decades, which brought about a rapid growth in its manufacturing capacity. Moreover, due to its investment environment and cheap labor, China has attracted many manufacturers from the developed countries. The increasing industrial capacity of China has caused, and is anticipated to cause, a high level of demand for industrial raw materials including fluorite and non-ferrous metals.

Fluorite is mainly used by the steel industry as a melting agent and the fluorite chemical industry as to manufacture hydrofluoric acid, a widely used raw material for the chemical industry.  With a rapid growth of the steel industry and the chemical industry in China, the demand for fluorite and non-ferrous metals has increase significantly.  China produced 2.6 million metric tons of fluorite ore in 2004, 2.9 million metric tons in 2005, and 3.0 million metric tons in 2006.　About 76% of the annual output is for domestic consumption and 24% for export in 2006, according to the information published in the papers of the World Fluorite Conference of Shanghai and based on the estimates by China’s Fluorite Industry Association.  In 2010 the demand is expected to increase from 1.94 million to 2.25 million metric tons.  In recent years, large exports of fluorite and hydrofluoric acid have depleted fluorite resources in China.  In order to protect fluorite reserves, the Chinese government instituted an export quota system in 2001.

As a result of rapid economic development, the demand for non-ferrous metals in China has also significantly increased in recent years.  According to the statistics of China’s Ministry of Land and

Resources, China was only able to satisfy less than 40% of its demand for copper with domestic resources in 2006, and in 2010 the demand is expected to increase from 5.8 million to 6.5 million metric tons.  In 2005, China’s domestic consumption of zinc was 3.2 million metric tons, which exceeded its production of 2.78 million metric tons.

Due to limited natural resources, the prices for fluorite and non-ferrous metals have increased in recent years.  According to the data of the Shanghai Future Exchange, the price for fluorite ore increased approximately 30% per year from 2004 to 2006.  The price of zinc increased 27% from 2004 to 2005 and over 90% from 2005 to 2006.  The price for copper increased 26% from 2004 to 2005 and over 65% from 2005 to 2006.

We expect the price of zinc and lead will continue to increase and the price of copper will remain high though it may experience significant fluctuation.

We anticipate the fluorite and non-ferrous markets will provide excellent opportunities for us to grow.

Current Business Operations

Our primary business activity is mining, processing and distributing of fluorite ore, copper, zinc, lead, and other mineral products.  All of our business is conducted through the subsidiaries of China Shen Zhou Mining & Resources, Inc.  We operate mines in the Inner Mongolia Autonomous Region and Xingjiang Uygur Autonomous Region, which are known for their rich reserves of high-grade minerals of fluorite, copper, lead and zinc.  Regional human resources of general labor and specialized professional mining teams are available to us at a low cost.  We maintain good relationships with the government by providing employment opportunities to the people and tax revenues to the government.  We have also achieved strategic cooperative alliances with several large-scale domestic steel or chemical enterprises after years of experience and relationships in the mineral markets.  Such alliances combined with the large resources available on hand provide the Company with a competitive advantage over others in the same industry.

The following table summarizes the business activities of AFMG’s subsidiaries:

Subsidiaries	Current Business Activities
Qianzhen Mining	Engage mainly in the processing of zinc-lead ore
Xiangzhen Mining	Engage mainly in the extraction and processing fluorite ore
Xingzhen Mining	Engage mainly in exploration of zinc-copper mine
Tianzhen Mining	Engage mainly in the exploration of copper, zinc and lead mine
Qingshan Non-Ferrous Metal	Engage mainly in the extraction of copper-zinc ore, some processing

Description of Products

Fluorite:

We produce fluorite ore and refined fluorite powder.  Fluorite ore is mainly sold to steel companies such as Taiyuan Steel, Baotou Steel and Capital Steel.  In 2006, we produced approximately 51,000 metric tons of fluorite ore and had 17,000 metric tons of inventory.  They were totally sold for approximately USD 4，340，000，accounting for approximately 82% of the revenues from our fluorite business.  Our refined fluorite is used mainly by fluorite chemical companies.  In 2006, we produced 14,800 tons of refined fluorite powder of which 12,800 tons was sold for approximately RMB 7,300,000, accounting for approximately 18% of our revenues from fluorite.

Non-Ferrous:

We produce refined zinc powder, refined lead powder and refined copper powder.  We extract zinc-lead-copper ore and process it into these powders which are sold to metallurgical companies which in turn produce zinc, lead and copper ingots.  In 2006, we produced approximately 15,000 tons of refined zinc powder, 2,300 tons of refined lead powder and 790 tons of refined copper powder, which accounts for approximately 82.9%, 12.7% and 4.4% of our revenues from our non-ferrous business, respectively.

Sales and Marketing

Currently, we do not have any marketing staff.  Our customers send their orders to us, usually with cash paid in advance.  Our in-house sales staff typically fill these orders and ship them.  These customers have a long term relationship with us.  We expect this to continue for some time because it appears that the demand for mineral products will remain high for the foreseeable future.

Major Supplier

We have one major supplier.  During the year 2006, Wulatehouqi Zijin Mining Company Limited was the only supplier of Qianzhen Mining’s raw minerals.  In 2006, Qianzhen Mining purchased approximately 130,000 metric tons of zinc-lead ore and turned them into 14,000 metric tons of refined zinc powders and 1,900 metric tons of refined lead powder.  In 2006, Qingshan Nonferrous Metal produced on its own 41,000 metric tons of copper ore (to be turned into 790 metric tons of refined copper powder) and 5,500 metric tons of zinc-lead ore (supplied to Qianzhen Mining). In 2007, Qianzhen Mining will continue to purchase raw materials from from Wulatehouqi Zijin or other third parties.  Our supply contract with Qulatehouqi Zijin terminates in April 2008.

Major Customers

In 2006, our revenues from our fluorite business and non-ferrous business were $5.3 million and $17.1 million, respectively.

 The following table shows our major customers (5% or more) for our non-ferrous business as of December 31, 2006:

Number	Customer	Revenue ($1,000)	Percentage (%)
1	Baiyin Nonferrous Metals Company	7,907	46%
2	Wulatehouqi Zijin Mining Company Limited	5,689	33%
3	Beijing Henghua Wanji Trading Co., Ltd.	1,388	8%
TOTAL			87%

The following table shows our major customers (5% or more) for our fluorite business as of December 31, 2006:

Number	Customer	Revenue ($1,000)	Percentage (%)
1	Taiyuan Iron and Steel Co., Ltd.	770	15%
2	Jinhe Chemical Industry Co., Ltd.	732	14%
3	Inner Mongolia Huadesanli Trading Co.	539	10%
4	Capital Steel Qian An Steel Co., Ltd.	476	9%
5	Inner Mongolia Baotou Steel Co., Ltd.	308	6%
TOTAL			54%

Competition

In the current markets for non-ferrous and fluorite, supply in general cannot meet demand.  At least for the short term, we do not expect that we will have difficulty selling our products.  At this point, our business strategy is not to devote large financial resources in sales and promotion as compared to businesses in other industries. Our competitors mainly are similar companies in the same geographical region.

Our main competitors in the fluorite business are:

•

Gansu Gaotai Hongyuan Mining Co., Ltd., which produced 60,000 tons of fluorite ore and 20,000 tons of refined fluorite in 2006.

•

Shandong Hongxing Fluorite Co., Ltd., which produced 110,000 tons of fluorite ore and 30,000 tons of refined fluorite in 2006.

•

Henan Tongbai Yinhe Mining Co., Ltd., which produced 40,000 tons of fluorite and 5,000 tons of refined fluorite in 2006.

Our competitors in the refined zinc powder and refined lead powder markets are local mining enterprises such as Dongshengmiao Mining Industry Co, Ltd, Wancheng Trading & Mining Co., Ltd.

Competitor	Capacity
Dongshengmiao Mining	600,000 metric tons of extracting capacity 400,000 metric tons of extracting capacity
Wancheng Trading & Mining

Compared to our competitors, we believe we enjoy superior experience, better management of projects and a good and stable management team.

Our Business Strategies

Expansion of Production Capacity to Meet Demand

▼ Fluorite

We extracted approximately 68,000 metric tons of fluorite ore in 2006.  In 2007, we expect to extract 150,000 metric tons of fluorite ore.  In early 2006, we started a 300,000 metric ton fluorite ore project at Xiangzhen Mining.  In 2008, this project will reach 70% of its designed annual capacity and by 2009, our Company will have the capacity to extract 300,000 metric tons of fluorite ore per year.

We produced approximately 14,800 metric tons of refined fluorite powder in 2006.  In early 2006, we started to build a 200,000 metric ton/year fluorite ore processing plant in Sumochaganaobao. The new plant will go into full production by the fourth quarter of 2007.  We expect to produce about 30,000 metric tons of refined fluorite powder in 2007.  In 2008, this project will reach 70% of its designed annual capacity.  After completion of the project in 2009, we project that we will produce approximately 100,000 metric tons of refined fluorite.

▼Copper, Lead and Zinc

In 2006, Qianzhen Mining purchased approximately 130,000 metric tons of zinc-lead ore and turned them into 14,000 metric tons of refined zinc powders and 1,900 metric tons of refined lead powder.  In 2006, Qingshan Nonferrous Metal produced 41,000 metric tons of copper ore (to be turned into 790 metric tons of refined copper powder) and 5,500 metric tons of zinc-lead ore (supplied to Qianzhen Mining).   In 2007, Qianzhen Mining will continue to purchase raw materials from third parties.  Qingshan Nonferrous Metal plans to produce 65,000 metric tons of copper-zinc ore.  Since its capacity is 70,000 metric tons, it may have to purchase copper-zinc ore from third parties.  Qingshan Nonferrous Metal will expand its extracting capacity in June 2007 and by April 2008, it will be able to produce 100,000 metric tons of copper ore per year which will supply Qianzhen Mining, and thereafter additional 50,000 metric tons of zinc ore per year which Qingshan Nonferrous Metal itself will process.

 In July 2006, we started to build a 200,000 metric ton/year zinc-copper ore mining and processing project at Keyinbulake Multi-Metal Mine in Buerjin County, Aletal Zone, Xinjiang Uygur Autonomous Region.  This project will initially go into production in early September of 2007 and will produce 5,000 metric tons zinc ore powder and 2,500 metric tons copper ore powder in 2007, and in 2008, it is expected to produce 200,000 metric tons of zinc and /or copper powder which will processed into 14,000 metric tons zinc ore powder and 7,100 metric tons copper ore powder.

Increase Exploration Activities

Tianzhen Mining has just finished exploration activities at the Yangye Copper Mine & Huayuan Copper Mine and we expect to obtain a mining license from Xinjiang Bureau of Land and Resources in April 2007.  Currently, our company is conducting exploration activities in Wuzunagen Lead & Zinc Mine and Jiangejier Lead & Zinc Mine owned by Tianzhen Mining.  We plan to further increase exploration activities there.  We signed a contract with Xinjiang Non-Ferrous Geology Prospecting Bureau to do the exploration work for us.  We expect to complete a reserve evaluation report which is a requirement for applying mining licenses for these two mines in 2007.

Acquire More Mineral Resources

To increase our reserve and insure supply to our processing facilities, we plan to acquire domestic and even foreign large-scale mines in order to expand rapidly in the short term.  The Company is in the process of acquiring a gold-copper mine in Kyrgyzstan.  We expect to acquire some additional non-ferrous metal mines domestically which have good conditions and possess all necessary governmental licenses.

Expand into Down Stream Chemical Business

To increase the profit margin of our business, we plan to expand into the fluorite chemical industry which enjoys a very high margin and a rapidly growing market through the acquisition of some fluorite chemical companies.

Competitive Advantages

We believe we have the following competitive advantages:

•

We have one of the best fluorite mines in China which has high purity fluorite ore and good extracting conditions.

•

Experienced management team.  Most of our officers have more than 20 years of experience in this industry.

We have good relationships with local government agencies compared to our competitors, we possess relatively more exploration rights; and many of our subsidiaries are located in the western part of China and therefore enjoy many preferential tax and regulatory policies.

Government Regulation

The following is a summary of the principal governmental laws and regulations that are or may be applicable to our operations in the PRC. The scope and enforcement of many of the laws and regulations described below are uncertain. We cannot predict the effect of further developments in the Chinese legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement of laws.

The mining industry, including certain exploration and mining activities, is highly regulated in the PRC. Regulations issued or implemented by the State Council, the Ministry of Land and Resources, and other relevant government authorities cover many aspects of exploration and mining of natural resources, including entry into the mining industry, the scope of permissible business activities, interconnection and transmission line arrangements, tariff policy and foreign investment.

The principal regulations governing the mining business in the PRC include:

•

China Mineral Resources Law, which requires a mining business to have exploration and mining licenses provincial or local land and resources agencies.

•

China Mine Safety Law, which requires a mining business to have a safe production license and provides for random safety inspections of mining facilities.

•

China Environmental Law, which requires a mining project to obtain an environmental feasibility study of the project.

•

Foreign Exchange Controls. The principal regulations governing foreign exchange in the PRC are the Foreign Exchange Control Regulations (1996) and the Administration of Settlement, Sale and Payment of Foreign Exchange Regulations (1996), (“the Foreign Exchange Regulations”). Under the Foreign Exchange Regulations, Renminbi (“RMB”) is freely convertible into foreign currency for current account items, including the distribution of dividends. Conversion of RMB for capital account items, such as direct investment, loans and security investment, however, is still subject to the approval of the State Administration of Foreign Exchange (“SAFE”). Under the Foreign Exchange Regulations, foreign-invested enterprises are required to open and maintain separate foreign exchange accounts for capital account items. In addition, foreign-invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from SAFE.

All of our operating subsidiaries in China have been authorized by land and resources departments of local governments.  Chinese regulations require that mining enterprises must procure an exploration or mining license from land and resource department of local governments before it can carry out exploring or mining activities. This license ensures that an enterprise follow proper procedures in its own exploring or mining activities and selling its products to customers. We have secured necessary exploration or mining licenses from local governments.  Most of our mining companies possess exploration or mining licenses and some of them are applying for mining licenses after exploration.

Chinese regulations also require that a mining company must have a safety certification from the PRC Administration of Work Safety before it can engage in mining and extracting activities. All of our operating subsidiaries have obtained safety certification from the Administration of Work Safety of local governments.   In addition, all our operating subsidiaries have passed government safety inspections.

We also have been granted environmental certification from the PRC Bureau of Environmental Protection.

Employees

As of December 31, 2006, we employed around 463 full-time employees, of whom approximately 18% are with Qianzhen Mining, 56% are with Xiangzhen Mining, 8% are with Tianzhen Mining (Nonferrous copper, zinc, lead and other metal ore mining and processing), 13% are with Qingshan Nonferrous Metal (copper and zinc ore mining) and 5% are with Xingzhen Mining (Holding exploration rights of copper ore and zinc ore)  Approximately 18% of our employees are management personnel, and 3% are sales and procurement staff.  In terms of education level, 8.5% of our employees have a college degree or higher.

Under Chinese law, our employees have formed trade unions which protect employees’ rights, aim to assist in the fulfillment of our economic objectives, encourage employee participation in management decisions and assist in mediating disputes between us and union members. We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

As required by applicable Chinese law, we have entered into employment contracts with all of our employees. We have also entered into a confidentiality agreement with all of our employees under which such employees are prohibited from disclosing confidential information of the Company or using it for other purposes than the benefit of the Company. Directors, officers, mid-level managers and some key employees in sales and R&D are required to sign a non-compete agreement which prohibits them from competing with the Company while they are employees of the Company and within two years after their employment with the Company is terminated.

Our employees in China participate in a state pension arrangement organized by Chinese municipal and provincial governments. We are required to contribute to the arrangement at the rate of 20% of the average monthly salary. In addition, we are required by Chinese law to cover employees in China with other types of social insurance. Our total contribution may amount to 30% of the average monthly salary. We have purchased social insurance for all of our employees. Expense related to social insurance was approximately $29,335, for fiscal year 2006.

Risk Factors

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND CERTAIN IMPORTANT FACTORS

In this Annual Report on Form 10-KSB we make, and from time to time we otherwise make, written and oral statements regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other of our representatives. For such statements, we invoke the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, include the following:

Risks Related Our Business

We may not be able to secure financing needed for future operating needs on acceptable terms, or on any terms at all.

From time to time, we may seek additional financing to provide the capital required to maintain or expand our exploration activities and mining facilities, and equipment and/or working capital, as well as repay outstanding loans if cash flow from operations is insufficient to do so. We cannot predict with certainty the timing or account of any such capital requirements. If such financing is not available on satisfactory terms, we may be unable to expand our business or to develop new business as the rate desired, and our operating results may suffer. If we are able to incur debt, we may be subject to certain restrictions imposed by the terms of the debt and the repayment of such debt may limit our cash flow and our ability to grow. If we are unable to incur debt, we may be forced to issue additional equity, which could have a dilutive effect of the then current holders of equity.

We receive a significant portion of our revenues from a small number of customers. Our business will be harmed if our customers reduce their orders from us.

A significant amount of our revenues are derived from only a small number of customers mainly in the iron and steel and fluorite chemical industries.  Dependence on a few customers could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products. If we lose any customers and are unable to replace them with other customers that purchase a similar amount of our products and services, our revenues and net income would decline considerably.

We may not have sufficient supply of non-ferrous ore.

Qianzhen Mining, one of our subsidiaries, has a 200,000 ton/year processing capacity for zinc-lead ore. However, it does not produce any ore it processes.  Currently, it obtains its supply of ore from third parties.  Its contracts with third parties will expire in June 2008.  We may no be able to renew contracts or secure new contracts with third party suppliers.  Although we plan to increase the quantity of nonferrous metal ore at Qingshan Nonferrous Metal to replace third party suppliers, we may not be able to produce sufficient quantity to ensure the supply of ore for Qianzhen Mining.  As a result, our revenues may be reduced and our business would suffer.

Inclement weather may affect our fluorite business.

Our fluorite business is conducted through Xiangzhen Mining which located in an outlying area on the border between China’s Inner Mongolia Autonomous Region and Mongolia.  The weather conditions there are very harsh, especially in winter.  If there is a strong snow storm, our fluorite mining operations may have to be suspended for an indefinite period of time and we may not be able to ship our fluorite products to our customers in time.  As a result, our revenues may be negatively impacted.

Our administrative costs could affect our ability to be profitable.

Our exploration and mining operations are scattered across several geographical locations in China and we will complete an acquisition of a gold mine in Kyrgyzstan.  Our administrative costs may increase as a result and our profitability may be affected.

Our ability to operate our company effectively could be impaired if we lose key personnel

We depend on the services of key executives and a small number of personnel focused on the development of our mining projects. Additionally, the number of persons skilled in the development and operation of mining properties is limited and significant competition exists for these individuals. We cannot assure you that we will be able to employ key personnel or that we will be able to attract and retain qualified personnel in the future. We do not maintain “key person” life insurance to cover our executive officers. Due to the relatively small size of our company, our failure to retain or attract key personnel may delay or otherwise adversely affect the development of our projects, which would have a material adverse effect on our business.

We may not be able to attract and retain the additional personnel we will need to develop any of our projects

We are a small company with a limited operating history and relatively few employees. The development of any of our proposed projects will place substantial demands on us. We will be required to recruit additional personnel and to train, motivate and manage these new employees. There can be no assurance that we will be successful in attracting and retaining such personnel.

We may not be able to obtain or renew licenses, rights and permits required to develop or operate our mines, or we may encounter environmental conditions or requirements which would adversely affect our business

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. In addition to requiring permits for the development of our mines, we will need to obtain various mining during the life of the project. Obtaining and renewing the necessary governmental permits is a complex and time-consuming process.  Obtaining or renewing necessary permits may increase costs and cause delays depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority.  There can be no assurance that all necessary permits will be obtained and, if obtained, will be renewed, or that in each case the costs involved will not exceed those that we previously estimated. It is possible that the costs and delays associated with compliance with such standards and regulations could become such that we would not proceed with the development or operation of a mine or mines.

Any material inaccuracies in our production estimates could adversely affect our results of operations

We have prepared estimates of future production. We cannot assure you that we will ever achieve our production estimates or any production at all. Our production estimates depend on, among other things:

•

the accuracy of our mineralization and reserves estimates;

•

the accuracy of assumptions regarding ore grades and recovery rates;

•

ground conditions and physical characteristics of the mineralization, such as hardness and the presence or absence of particular metallurgical characteristics;

•

the accuracy of estimated rates and costs of mining and processing; and

•

our ability to obtain and keep effective all permits for our mines and facilities.

Our actual production may vary from our estimates if any of our assumptions prove to be incorrect.

Expansion of our business may put added pressure on our management and operational infrastructure impeding our ability to meet any increased demand for our products and possibly hurting our operating results.

Our business plan is to significantly grow our operations to meet anticipated growth in demand for our products. Our planned growth includes the expansion of exploration and mining over the next few years.  Although most of management personnel have extensive experience in the mining industry, their training is in mining operations rather than contemporary management principles.  They may be not able to cope with the challenges presented by being a U.S. public company and the competitive business environment due to globalization.  In addition, growth in our business may place a significant strain on our personnel, management, financial systems and other resources. The evolution of our business also presents numerous risks and challenges, including:

•

the continued demand of our products by the iron and steel, and fluorite chemical industries;

•

our ability to successfully and rapidly expand our operations in response to potentially increasing demand;

•

the costs associated with such growth, which are difficult to quantify, but could be significant;

•

rapid technological change; and

•

the highly cyclical nature of the mining industry.

If we are successful in obtaining rapid market growth of our products, we will be required to deliver large volumes of quality products to customers on a timely basis at a reasonable cost to those customers. Meeting any such increased demand will require us to expand our manufacturing facilities, to increase our ability to purchase raw materials, to increase the size of our work force, to expand our quality control capabilities and to increase the scale upon which we provide our products. Such demands would require more capital (including working capital) than we currently have available and we may be unable to meet the needs of our customers.

Risks Related to Our Industry

Fluctuations in the market price of fluorite and non-ferrous metals could adversely affect the value of our company and our securities

The profitability of our operations will be directly related to the market price of the metals we mine and refine. The market prices of fluorite and non-ferrous metals fluctuate widely and are affected by numerous factors beyond the control of any mining company. These factors include fluctuations with respect to the rate of inflation, the exchange rates of the Renminbi and other currencies, interest rates, global or regional political and economic conditions, banking industry fluctuations, global and regional demand, production costs in major metal producing areas and a number of other factors. Any drop in the price of the metals important to our operations would adversely impact our revenues, profits and cash flows. In particular, a sustained drop in prices could:

▪

cause suspension of our development and, ultimately our mining operations, if such operations become uneconomic at the then-prevailing prices, thus further reducing revenues;

▪

prevent us from fulfilling our obligations under our agreements or under our permits and licenses which could cause us to lose our interests in, or be forced to sell, our properties; and

▪

reduce financing available to us.

Furthermore, the need to reassess the feasibility of any of our projects if metals prices decline could cause substantial delays or might interrupt operations until the reassessment can be completed. Mineral reserve calculations and life-of-mine plans using significantly lower metals prices could result in reduced estimates of mineral reserves and in material write-downs of our investment in mining properties and increased amortization, reclamation and closure charges.

Mining is inherently dangerous and subject to conditions or events beyond our control, and any operating hazards could have a material adverse effect on our business

Mining involves various types of risks and hazards, including: environmental hazards, industrial accidents, metallurgical and other processing problems, unusual or unexpected rock formations, structure cave-in or slides, flooding, fires and interruption due to inclement or hazardous weather conditions.

These risks could result in damage to, or destruction of, mineral properties, production facilities or other properties, personal injury or death, environmental damage, delays in mining, increased production costs, monetary losses and possible legal liability. We may not be able to obtain insurance to cover these risks at economically feasible premiums and some types of insurance may be unavailable or too expensive to maintain. We may suffer a material adverse effect on our business and the value of our securities may decline if we incur losses related to any significant events that are not covered by our insurance policies.

There is no guarantee that legal title to the properties in which we have an interest will not be challenged, which could result in the loss of our rights in those properties

The ownership and validity, or title, of unpatented mining claims are often uncertain and may be contested. A successful claim contesting our title or interest to a property could cause us to lose our rights to mine that property. In addition, the success of such a claimant could result in our not being compensated for our prior expenditures relating to the property.

The mining industry is intensely competitive, and we may have difficulty effectively competing with other mining companies in the future

Mines have limited lives and, as a result, we must continually seek to replace and expand our mineralization and reserves through the acquisition of new properties. Significant competition exists for the acquisition of properties producing or capable of producing fluorite and non-ferrous metals. We may be at a competitive disadvantage in acquiring additional mining properties because we must compete with other individuals and companies, many of which may have greater financial resources and larger technical staffs than we have. As a result of this competition, we may be unable to acquire attractive mining properties on acceptable terms.

Shortages of critical parts, equipment and skilled labor may adversely affect our development projects

The industry has been impacted by increased worldwide demand for critical resources such as input commodities, drilling equipment, tires and skilled labor. These shortages have caused and may continue to cause unanticipated cost increases and delays in delivery times, potentially impacting operating costs, capital expenditures and production schedules.

Costs estimates and timing of new projects are uncertain

The capital expenditures and time required to develop new mines or other projects are considerable and changes in costs or construction schedules can affect project economics. There are a number of factors that can affect costs and construction schedules, including, among others:

▪

availability of labor, power, transportation, commodities and infrastructure;

▪

increases in input commodity prices and labor costs;

▪

fluctuations in exchange rates;

▪

availability of financing;

▪

difficulty of estimating construction costs over a period of years; and

▪

delays in obtaining environmental or other government permits.

Risks Relate to Doing Business in China

The Company’s business will be affected by PRC government regulation and the country’s economic environment because most of our sales will be in the China market.

Although we export products to other countries, most of our sales are in the PRC.  It is anticipated that our products in China will continue to represent a significant portion of sales in the near future.  As a result of our reliance on the China markets, our operating results and financial performance could be affected by any adverse changes in economic, political and social conditions in China.

There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on us, that regulators or third parties will not raise material issues with regard to compliance or non-compliance with applicable laws or regulations, or that any changes in applicable laws or regulations will not have a material adverse effect on our business.

The economy of the PRC has been transitioning from a planned economy to market oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reforms, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in the PRC are still owned by the Chinese government. For example, all lands are state owned and are leased to business entities or individuals through governmental granting of state-owned land use rights or mining and exploration rights.  The granting process is typically based on government policies at the time of granting and it could be lengthy and complex. This process may adversely affect our future business expansion. The Chinese government also exercises significant control over the PRC’s economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures. At present, our mining and exploration activities are subject to approvals from the relevant government authorities in China.  Such governmental approval processes are typically lengthy and complex, and never certain to be obtained.

There are risks inherent in doing business in China.

The PRC is a developing country with a young market economic system overshadowed by the state. Its political and economic systems are very different from the more developed countries which are still in the stage of change.  China also faces many social, economic and political challenges that may produce major shocks and instabilities and even crises, in both its domestic arena and in its relationship with other countries, including but not limited to the United States. Such shocks, instabilities and crises may in turn significantly and adversely affect our performance.

Certain political and economic considerations relating to the PRC could adversely affect CSZM.

While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental, and are expected to be refined and improved.  Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development.  Our operating results may be adversely affected by changes in the PRC’s economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of additional restrictions on currency conversion.

The recent nature and uncertain application of many PRC laws applicable to CSZM create an uncertain environment for business operations and they could have a negative effect on us.

The PRC legal system is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, the PRC began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in the PRC and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could have a negative impact on our business and business prospects. In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

A new Chinese law may impact our ability to make acquisitions of Chinese businesses.

On August 8, 2006, six PRC regulatory agencies namely, the PRC Ministry of Commerce, the State Assets Supervision and Administration Commission (“SASAC”), the State Administration for Taxation, the State

Administration for Industry and Commerce, the China Securities Regulatory Commission (“CSRC”), and the State Administration of Foreign Exchange (“SAFE”), jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “New M&A Rule”), which became effective on September 8, 2006. The New M&A Rule purports, among other things, to require offshore Special Purpose Ventures, or SPVs, formed after the effective date, for overseas listing purposes, through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange.

The Company intends to make acquisitions of Chinese businesses in the future. There are uncertainties regarding the interpretation and application of current or future PRC laws and regulations, including the New M&A Rule and there uncertainties could make it difficult or impossible to make acquisitions of Chinese businesses in the future.

Foreign Investment Policy Change

On March 16, 2007, China's parliament, the National People's Congress, adopted the Enterprise Income Tax Law, which will take effect on January 1, 2008. The new income tax law sets a unified income tax rate for domestic and foreign companies at 25 percent and abolishes the favorable policy for foreign invested enterprises. After this law takes effect, newly established foreign invested enterprises will not enjoy favorable tax treatment as in effect under current tax laws. Some of our subsidiaries are benefiting from the preferred tax rates for foreign companies and will follow the new tax rate when their respective term of preferred tax rates expires. Our net income margin may be affected by that time.

Risks Related to the Market For Our Stock

The market for our Common Stock is limited.

The trading market in our common stock is the Over the Counter Bulletin Board. The Bulletin Board is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than NASDAQ or Amex, and quotes for stocks included on the Bulletin Board are not listed in the financial sections of newspapers, as are those for the NASDAQ or Amex Stock Market.

Trading in our common stock has been sporadic and does not constitute an active market. From September 16, 2006 to March 21, 2007, our trading volume has been very low and inconsistent, ranging from no trading at all to a high of 56,600 shares. During the same period, the high sale price was $9.00 and the low sale price was $3.10. Prior to the acquisition of AFMG, we were a publicly traded shell and the transactions in our stock while we were a shell are not relevant. On March 21, 2007, the closing price was $4.25.

We currently have approximately 675 shareholders. But the trading volume has been low.  A viable public trading market may not develop for our shares or may take a period of time to develop. Such a market, if it does develop, could be subject to extreme price and volume fluctuations. In the absence of an active trading market:

•

Shareholders may have difficulty buying and selling or obtaining market quotations;

•

market visibility for our Common Stock may be limited; and

•

a lack of visibility for our Common Stock may have a depressive effect on the market price for our Common Stock.

You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited, as our subsidiaries are incorporated in non-U.S. jurisdictions, we conduct substantially all of our operations in China, and all of our officers reside outside the United States.

We conduct substantially all of our operations in China through our wholly owned subsidiaries in China. All of our officers reside outside the United States and some or all of the assets of those persons are located outside of the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in China in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the PRC may render you unable to enforce a judgment against our assets or the assets of our directors and officers. As a result of all of the above, our public stockholders may have more difficulty in protecting their interests through actions against our management, directors or major stockholders than would stockholders of a corporation doing business entirely within the United States.

The trading prices of many companies that have business operations only in China have been volatile which may result in large fluctuations in the price of our Common Stock and losses for shareholders.

The stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many companies that have business operations only in China. These fluctuations have often been unrelated or disproportionate to the operating performance of many of these companies. Any negative change in the public’s perception of these companies could depress our stock price regardless of our operating results. The market price of our Common Stock has been and may continue to be volatile. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

•

actual or anticipated variations in our quarterly operating results;

•

announcements of technological innovations or new products or services by us or our competitors;

•

announcements relating to strategic relationships or acquisitions;

•

additions or terminations of coverage of our Common Stock by securities analysts;

•

statements by securities analysts regarding us or our industry;

•

conditions or trends in the our industry; and

•

changes in the economic performance and/or market valuations of other industrial fire safety companies.

The prices at which our Common Stock trades will affect our ability to raise capital, which may have an adverse affect on our ability to fund our operations.

Our Common Stock may be considered to be a “penny stock” and, as such, the market for our Common Stock may be further limited by certain SEC rules applicable to penny stocks.

To the extent the price of our common stock remains below $5.00 per share, we have a net tangible assets of $2,000,000 or less, or if we fall below certain other thresholds, our common shares will be subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell our common shares and limit the liquidity of our securities.

We may seek to make acquisitions that prove unsuccessful or strain or divert our resources.

We may seek to expand our business through the acquisition of related businesses and assets. We may not be able to complete any acquisitions on favorable terms or at all. Acquisitions present risks that could materially and adversely affect our business and financial performance, including:

•

the diversion of our management’s attention from our everyday business activities;

•

the contingent and latent risks associated with the past operations of, and other unanticipated problems arising in, the acquired business; and

•

the need to expand management, administration, and operational systems.

If we make such acquisitions we cannot predict whether:

•

we will be able to successfully integrate the operations and personnel of any new businesses into our business;

•

we will realize any anticipated benefits of completed acquisitions; or

•

there will be substantial unanticipated costs associated with acquisitions, including potential costs associated with environmental liabilities undiscovered at the time of acquisition.

In addition, future acquisitions by us may result in:

•

potentially dilutive issuances of our equity securities;

•

the incurrence of additional debt;

•

restructuring charges; and

•

the recognition of significant charges for depreciation and amortization related to intangible assets.

We do not intend to pay any dividends on our Common Stock in the foreseeable future.

We currently intend to retain all future earnings, if any, to finance our current and proposed business activities and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We may also incur indebtedness in the future that may prohibit or effectively restrict the payment of cash dividends on our Common Stock.

We are not currently compliant with certain Sarbanes-Oxley Act standards.

The enactment of the Sarbanes-Oxley Act in July 2002 created a significant number of new corporate governance and internal control requirements.  Since our Common Stock is currently quoted on the OTCBB, it is not currently subject to a number of such requirements. Although we expect to implement the requisite changes to become compliant with existing requirements, and new requirements when they do apply to us, we may not be able to do so, or to do so in a timely manner. If we do not come into compliance with the Sarbanes-Oxley Act corporate governance requirements, we may not be able to list its securities on either AMEX or Nasdaq markets in the event we ever attempt to do so.

Certain stockholders can exert control over the Company and may not make decisions that further the best interests of all stockholders.

Our officers, directors and principal stockholders (greater than 5% stockholders) together will own an aggregate of approximately 79.21% of our outstanding Common Stock on a fully diluted basis. Consequently, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change of control of us and might affect the market price of our Common Stock, even when a change of control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

Our investors may lose their entire investment in our securities

An investment in our securities is highly speculative and may result in the loss of the entire investment. Only potential investors who are experienced investors in high risk investments and who can afford to lose their entire investment should consider an investment in our securities.

ITEM 2.

DESCRIPTION OF PROPERTY

As in most jurisdictions, mineral rights in China are divided into two types: exploration rights and extraction rights.  Exploration rights refer to the right obtained in accordance with the PRC law for exploring for mineral resources within the areas authorized by the exploration license.  Extraction rights refer to the rights obtained in accordance with the law for exploitation of mineral resources and market control of mineral products. In nearly every jurisdiction in the world, mineral rights are absolutely exclusive. In China, however, there are no clear stipulations regarding the exclusivity of mineral rights.  Under Chinese mining laws and regulations, generally an exploration license is valid for no more than 3 years and extension of the exploration license shall not exceed two years and two extensions.  The maximum time length of extraction rights in China that can be obtained are 3, 5 and 10 years for small, medium, and large companies respectively.  Extraction rights can be extended if the company intends to continue mining.  The basic requirements to qualify for extension are: there is no overlap of extraction rights in the area applied, satisfies the “three districts” planning proposal, achieved minimum possible mining scale, satisfied all duties required, satisfied required quality conditions for mining, and agree to paid transition.  Application for extension needs to be submitted at least 30 days before the expiration date of the current extraction right.  The government needs to respond, either approve or disapprove, in 40 days after receiving the application for extension.

All land in China is owned by the state. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

The main equipment and machinery of our business include mineral extracting tools, conveyor lines, ball mill, jaw crushers and flotation machines, magnetic machines, etc.

We believe that all of our properties and equipment have been adequately maintained, are generally in good condition, and are suitable and adequate for our business. We plan to purchase additional equipment this year to increase capacity.

The following table summarizes our property:

Detailed Description of Exploration and Mining Rights

Subsidiaries	Mining Rights	Exploration Rights	Mineral Reserve	Equipment	Building	Land
Qianzhen Mining	None	None	None	200,000 ton/year mineral processing equipment	2,827 square meters including plant, offices and living quarters	Temporary right to use 26,000 square meters including building
Xiangzhen Mining	Yes	None	Proven reserve 8 .14 million fluorite ore	Mineral extracting tools; 100,000 ton/year processing equipment	6,196 square meters including plant, offices and living quarters	Right to use 5millon square meters
Xingzhen Mining	pending	Yes	Probable reserve 4.14 million tons zinc-lead ore	Extracting and transportation equipment	2,000 square meters including plant and offices	pending
Tianzhen Mining	pending	Yes	Probable reserve 2.17 million copper-zinc ore	Extracting machinery, 150,000 ton/year processing equipment	550 square meters including plant and offices	Right to use 25,000 square meters
Qingshan Non-Ferrous Metal	Yes	None	Probable reserve 2.46 million tons copper-zinc ore	Extracting machinery; 100,000 ton/year processing equipment	1,113 square meters including plant and offices	Right to use 9,500 square meters

Xiangzhen Mining----Sumozaganaobao Fluorite Mine

Xiangzhen Mining owns one fluorite mine, the Sumozaganaobao Fluorite Mine located in the middle part of Inner Mongolia, near the border between China and Mongolia.  Our mining license for the Sumozaganaobao Mine (License no.  1526000220071, with Temporary Extension No. 1526000630047), issued by Wulanchabu City Department of Land and Resources will expire after May 2007.  Xiangzhen Mining has submitted an application to Inner Mongolia Bureau of Land and Resources extend the mining right for the Sumozaganaobao Fluorite Mine and the new mining license will be issued after paying for mining right when the mine is evaluated for its reserve grade and its mining right payment index by the qualified unit of mineral resource evaluation and they have been confirmed by Inner Mongolia Bureau of Land and Resources.

The Sumozaganaobao Fluorite Mine is approximately 300 kilometers northwest of Huhhot, and 120 kilometers southwest of Erlianhot.  Huhhot is the capital city of Inner Mongolia, which is a port city on the border of China and Mongolia. There are highways between the mine area and these cities, which make transportation convenient. The climate in this area is typically continental with distinct seasons, with a lot of wind and little rain, with large temperature ranges between night and day, and a long winter (5 months) that is not suitable for mining exploration and production.

The 102 Geological Team of the Inner Mongolia Autonomous Region spent 6 years completing the exploration work of the Sumozaganaobao Fluorite Mine, including surveying geological, topographic and hydro geological conditions, application of various detection methods applying boring and trenching methods, and undertaking experimental analyses and tests of sampling materials.  In 1985, the 102 Geological Team submitted the “Report on Jade-like Mining Geological Conditions in Sumozaganaobao Fluorite Mine” with serial official number 5144.  Subsequently the Inner Mongolia Geology Mining Bureau issued the Inner-land Approval Document No. 115 on October 23, 1987, which verified reserves in the Sumozaganaobao Fluorite Mine for 332+333 compound Class jade-like ore mining of 8.14 million tons with an average content for CaF2 of 53.86% of which Class 332 is 57.58%, equal to 5.05 million tons and

3.09 million tons for Class 333 with grade 70.19%.  The survey identified a mineral deposit in the Sumozaganaobao Fluorite Mine of large jade-like ore whose length is a total of 1,200 meters, and whose seam thickness varies from 0.45 meter to 22.48 meters with an average thickness of 5.55 meters.

Types of ore in the mine are mainly quartzite-jade-like stones and carbonic acid rock of quartzite-jade-like and single-jade-like minerals.  Its relatively complicated structure is of fine crystals and tape bars mainly with some other hornstone and crystalline and other minerals.

The mining capacity of the Sumozaganaobao Fluorite Mine is currently 80,000 tons per year.  The PRC has an escalating demand for fluorite and fluorine chemical products; accordingly, the Company has developed a plan to increase the production capability to 150,000 annual tons in 2007 through upgrading its exploration equipment.  Its production capacity is targeted to reach 300,000 tons annually in 2008.

The Xiangzhen Mining fluorspar mine has a proven reserve of 8.14 million tons.   The data was provided by Siziwang Qi National Bureau of Land & Resources, and was verified and certified by China Chemical Geology & Mine General Administration of Inner Mongolia Geological Survey Institute dated January 12, 2006.

Qingshan Nonferrous Metal ---- Qingxing Copper & Zinc Mine

Wulatehouqi Qingshan Non-ferrous Metal Development Company Limited (“Qingshan Nonferrous Metal”) is located in Qingshan town of Wulatehou Banner in Inner Mongolia, geographic coordinates, east longitudinal 106°45′, north latitude 40°58′.  The mine benefits from convenient transportation infrastructure and a good supply of power and water.

In Qingxing Copper & Zinc Mine, there are two ore areas with five deposits which are the deposits Cu-2, Cu-3, Cu-4, Zn-1 and ZnS-1. One ore area includes the ore bodies of Cu-2, Cu-3, Cu-4 and another one Zn-1 and ZnS-1. The ore of the former occurs in char slate near the bottom part of the ore body. In Cu-2, it is controlled by the drilling holes of CK508 and Ck511, extending more than 350 meters, with thickness 2.0 to 6.4 meters, dip WN and angle 76°. Its copper grade is 3.69%. In Cu-3, it is controlled by the drilling holes of CK504 and CK508, extending more than 500 meters, with thickness 3.1 to 8.9 meters, dip WN and angle 76°. Its copper grade is 0.42%. In Cu-3, it is controlled by a single drilling hole of CK508, extending more than 260 meters, with an average thickness 17 meters, dip WN and angle 68°. Its copper grade is 0.5%. In the ore body of the latter, Zn-1 is also controlled by two drilling holes with their incline control depth 170 meters and the average thickness 6 meters. Its copper grade is 5.02%, dip NW and angle 50°. Its occurrence is stable, belonging to the stratoid ore body. In ZnS-1, the length of ore body is 105 meters with average thickness 6 meters, dip NW and angle 65°~80°.

Qingshan Nonferrous Metal holds the extraction rights to Qingxing Copper & Zinc Mine (Mining Area No 2), which were estimated to be 246 million tons of copper and zinc ore with more than 18,500 metric tons of copper and 25,000 metric tons of zinc.  It is as described above with deposits of galena, pyrite and chalcopyrite, and its current annual mining capacity is 65,000 metric tons, and one processing plant with the annual treatment capacity of 50,000 metric tons of zinc and copper ores by flotation technology and process to produce copper and zinc concentrates.

Qingshan Nonferrous Metal owns mining license No.1500000530858 issued by Inner Mongolia Bureau of Land and Resources and Bayannoer City Department of Land and Resources, which expires in October 2008. Qingshan Non-Ferrous Metal has applied to the same government agencies for a new mining license for a larger mining area.

The reserve data is based on the Economic Analysis on Technology of Development and Utilization for Qingxin Copper Mine of Wulatehou Banner in Inner Mongolia supplied by Northwest Research Institute of Mining & Metallurgy.

Exploration Rights

Xingzhen Mining----- Keyinbulake Multi-Metal Mine

Xingzhen Mining operates Keyinbulake Multi-Metal Mine which is located in Buerjin county, Aletai zone, Xinjiang Uygur Autonomous Region.  The geographic coordinate of the mine is east longitude 87º17’30” - 87º9’30”, north latitude 47º58’30” - 47º59’45”.  The center coordinate is east longitude 87º18’30”, north latitude 47º59’15”, and the area is 3.59 square kilometers.

It is 65 kilometers from the mine to the west-north of Aletai city, it is 20 kilometers from the mine to the east-north of Buerjin County, and it is 26 kilometers from the mine to the east-north of Dulaiti town. There is a town road from Aletai city to Dulaiti town across the mine, so transportation is convenient.

The mine has nine sulphide mineralization belts which are divided into a north part and a south part, of which the north part includes five ore belts and in the south four ore belts, with the length from 140 meters to 1000 meters, width 4 to 15 meters. Their grades are Cu=0.02-1.33x0.01, Pb=0.12x0.01, Zn=6.87x0.01 and Ag=8.83x0.000001.

The mother rock of foot wall in the mineralization belts is mainly biotite quartz with grey quartz schist in some area. The corrosion of the mother wall is mainly calcified and the left are chlorite and epidote, etc.

From previous exploration work, the probable reserves are: copper-zinc ore 4,143,519 metric tons, zinc metal 162,357 metric tons, accretion copper 24,527 metric tons,  accompanying copper 12,407 metric tons, accompanying silver 37,004 kilograms.

The company is applying to Xinjiang Bureau of Land and Resources for a mining license of this mine, and we believe it will be approved by the Bureau by the end of April 2007.

Tianzhen Mining-------Three Exploration Rights

Tianzhen Mining locates in Wuqia County, Kezilesukerkezi Prefecture, Xinjiang Uygur Autonomous Region. It owns the Huayuan Copper Mine (with a mining license), Yangye Copper Mine, Yangshugou Copper Mine, Wuzunagen Pb-Zn Mine and Jiangerjier Pb-Zn Mine.  The mining licenses for the mines are in the process of application. The first three mines own the same exploration license, and Wuzunagen Pb-Zn Mine and Jiangerjier Pb-Zn Mine own their separate exploration licenses.  These mines are separately described below:

Huayuan Copper Mine (“Huayuan Mine”)

Huyuan Mine area is administered by Wuqia County, Kezilesukeerkezi autonomous prefecture, Xinjiang Uygur Autonomous Region. It is 4 kilometers from the mine to the west-south of Kangsu Town, which is 116 kilometers to the west-north of Kashi city. The area of the mine is 1.08 square kilometers.

The geographic coordinate of the mine is east longitude 74º56’23” - 87º9’30”, north latitude 39º41’38”. The ore area locates in the north of Kusiweike syncline. Its syncline is 12 to 25 degrees.  No large big fault or magma rock distribution has been found in the mine area..

There are three ore bodies showing on the surface, and all of them contains in the gray-green cupriferous sandstone which distribute stratified and stratoid disconnectedly. Its occurrence is basicly same as stratum. The length of the single deposit is 170-225 meters. The extending depth of the single mine is 40-80 meters, and the average depth is 0.69-15.51 meters.

The emerged stratum within the field belongs to the Mesozoic and Cainozoic group, with Cretaceous, Tertiary system and Quaternary systems.  Its mineralization area is distributed in Miocene series of Eogene system Oligocene and Neogene system in Tertiary system.  Its main lithology consists of synopsis argillite, grey and yellow calcareous sandstone, grey and green calcareous sandstone, in which, the grey and green calcareous sandstone is just the copper sandstone (mineralization area). The copper-bearing calcareous sandstone shows green grey, 0.5 to 5 meters thick, the bedded rock consists of sand and calcareous cement, the debris includes quartz, feldspar and chips, the metallic minerals mainly consist of malachite, cuprites, a small amount of chlorite, and natural copper, which is presented in sparse and disseminated type, with the average copper grade about 1%.

Its structure mainly consists of a fold structure, which belongs to Kusiweike large-scale syncline, which presents in synclinorium with two subsidiary synclines and one subsidiary anticline, the axial direction of subsidiary syncline is approximate EW, and subsidiary anticline approximate WE.  The copper sandstone depends on the subsidiary fold, after the surface stripped, four mineralization areas formed.  Copper sandstone may form four mineralized belt zones after the earth surface is stripped because of the control of the sub-fold erosion.  Within the mining field, no faulted structure giving effect to the ore body existed, and no igneous rock emerged.

It was estimated that the Huayuan Mine copper reserve quantity of 333 grade is 2,395 metric  tons, and that 3341 grade is 3,683 metric  tons. It was estimated that there are 0.1 billion metric tons ore in the Huayuan Field.  Based on the copper grade of 1%, the amount of copper metal is estimated to be more than 1.00 metric million tons.

We have a mining license for Huayuan Mine.

 Yangye Copper Mine

The mine is located at about 4km in southwest of Kangsu Town, Wuqia County. The central geographic coordinate is east longitude 74°56’23”, north latitude 39°41’38”. At about 4 kilometers north of the mine, there is a simple road which leads the copper-mine to Kangsu Town and the No. 309 state highway (the border of Kashi-China and Kirghizia) and it is convenient for transportation. The survey area of the mine is 31.71square kilometers.

In Yangye Copper Mine, there are two mineral layers, all of which occur in the grey green cupriferous sandstone stratum. Both mineral layers include two ore bodies. In mineral layer No.1, the length of one ore body is 1,400 meters, with the dip 275° to 281°and angle 9° to 15°. The typical thickness is about 1 meter with parts thicker than 3 meters. The length of another ore body is also 1,400 meters, with the dip 274° to 286° and angle 3° to 15°. The typical thickness is about 1 meter. In mineral layer No.2, the length of one ore body is 850 meters, with the dip 272° to 276° and angle 20° to 25°. The common thickness is about 0.8 to 1.3 meters. The length of another ore body is 900 meters, with the dip 272° to 275° and angle 18° to 24°. The average thickness is about 1 meter.

The metallic minerals mainly consist of malachite cuprites, chalcocite and natural copper, which presented in disseminated and sparse disseminated type, with the average copper grade of each ore bodies 0.82 to 1.47x0.01. It belongs to sandstone copper mine.

Confirmed by Mineral Resources Assessment Center of Xinjiang Uygur Autonomous Region, the probable mineral reserves are 1.16 million metric tons of class 333 with 14,448 metric tons of copper metal, and the estimated resources are 0.5 million metric tons of copper oxide ore with 4,553 metric tons of copper metal.

Yangshugou Copper-Mine

The mine is located at about 4km southwest of Kangsu Town, Wuqia County. The central geographic coordinate is east longitude 74°56’21”, north latitude 39°39’43”.  There is a simple road which leads the copper-mine to Kangsu Town and the No.309 state highway and it is convenient for transportation. The survey area of the mine is 31.71 square kilometers.

In Yangshugou Copper Mine, there are also two mineral layers, all of which one deposit is located at south and north wings of east syncline of its mineral layer. It looks like the character of V. The dip in two wings of the syncline is between 50° and 75°. Its occurrence is basically the same as stratum.  Its average thickness is 6.79 meters and the average grade is 0.81%. Another deposit includes six ore bodies with their grades between 0.86 to 3.07%, average thickness between 3.77 to 5.56 meters. All of the six deposits have the same cupriferous sandstone occurrence. Its dips are between 37° to 51°.

The metallic minerals mainly consist of malachite cuprites, chalcocite and natural copper, which presented in disseminated and sparse disseminated type, with the average copper grade of each ore body is 0.82 to 1.47x0.01. It belongs to the sandstone copper mine.

In Class 333, 382,000 metric tons of copper oxide ore with 4,240 metric tons of copper metal were estimated by Mineral Resources Assessment Center of Xinjiang Uygur Autonomous Region.

Zunagen Lead & Zinc Mine

Xinjiang Wuqia Zunagen Lead and Zinc Mine is owned and exploited by Tianzhen Mining under Exploration License No. 6500000511592.   The surveyed area of the mine is 19.62 square kilometers.  The mine is located in Wuqia Country of Xinjiang Uygur Autonomous Region.

Currently, the methods of tunnel exploration and drilling exploration are widely used. Reserves have not been confirmed to date. There is no geology report issued as of yet.

Jiangejier Lead & Zinc Mine

Jiangejier Lead and Zinc Mine is held and exploited by Tianzhen Mining with the Exploration License No. 65000005110055.   The surveyed area of the mine is 21.07 square kilometers.  It is located in Wuqia county of Kezilesukeerkezi Autonomous Prefecture, Xingjian Uygur Autonomous Region. The center coordinate is east longitude 74°19′00″, north latitude 39°16 ′00″.  It is 14 kilometers from the mine to the west-north of Wulukeqiati City, 96 kilometers from the mine to the Wuqia County, and 160 kilometers from the mine to the Kashi city. There is an asphalt road from Kashi City to Wulukeqiati City, the facility way from Wulukeqiati City to Jiangejier Mine provides convenient traffic and transportation.

There are three layers of mineralization deposits in the mine which has the following the characters. Lead and Zinc mineralization wall rock No 1 has a dip of 260°, and an angle 40°.  The wall rock ranges 600 meters on the ground surface. The width of the oxidation belt is 30 to 70 meters, showing potential large-scale mining, and the highest grade of zinc ore is 0.74×0.01. Lead and zinc ore body No.2 is surface mine, and the length of outcrop is less than 30 meters, with the dip 250°,and angle about 48°.The width of the surface ore body is 5.6 meters with the average grade of the lead 8.15%, the highest grade is 13.80%. The highest grade of copper is 0.89% and the thickness is 1.7 meters. Copper mineralization belt No 3 was prospected some mineralization belts with different thickness, most of the thickness is 1 to 2 meters, and the length of outcrop is from 10 to 400 meters. Lead ore body No 4 has the control strike 200 meters and the thickness of ore is 1.9 meters and the grade 1.62%.

According to the estimation based on this exploration work, ore bodies No 2 and No 4 are Class 331 with 4,488.42 metric tons of lead metal and 2,292.74 metric tons of zinc metal.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 5, 2006, our board of directors adopted a resolution approving an amendment to our Articles of Incorporation (the “Amendment”).  The only change to the Articles of Incorporation was a change in the Company’s name to China Shen Zhou Mining & Resources, Inc.  The amendment was approved by written consent dated October 5, 2006 signed by two stockholders owning approximately 79% of the issued and outstanding voting securities of the Company, which constituted the requisite majority under our Articles of Incorporation and Nevada law.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

The shares of our common stock are currently traded on the OTC Bulletin Board under the trading symbol “CSZM.OB”. The Bulletin Board is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than NASDAQ, and quotes for stocks included on the Bulletin Board are not listed in the financial sections of newspapers, as are those for the NASDAQ Stock Market.

Trading in our common stock has been sporadic and does not constitute an active market. From September 15, 2006 to March 21, 2007, our trading volume has been very low and inconsistent, ranging from no trading at all to a high of 56,600 shares. During the same period, the high sale price was $9.00 and the low sale price was $1.50. Prior to the acquisition of AFMG, we were a publicly traded shell and the transactions in our stock while we were a shell are not relevant. On March 21, 2007, the closing price was $4.25.

Holders. As of March 21, 2007, we had 675 holders of shares of common stock of record.  Our common stock had a closing bid price of $4.25 per share as of March 21, 2007.

The following table sets forth the quarterly average high and low bid prices per share for the common stock for the past two years:

Fiscal Year Ended December 31, 2006	Common Stock
	High	Low
First Quarter	$2.00	$0.06
Second Quarter	$2.00	$1.05
Third Quarter(1)	$ 9.00	$0.55
Fourth Quarter	$3.90	$ 2.20

Fiscal Year Ended December 31, 2005	Common Stock
	High	Low
First Quarter	$0.06	$0.04
Second Quarter	$0.06	$0.04
Third Quarter	$0.05	$0.04
Fourth Quarter	$0.07	$0.05

(1)

On September 15, 2006, the Company consummated a reverse merger pursuant the terms of a Stock Exchange Agreement (the “Exchange Agreement”) among Earth Products & Technology, Inc., American Federal Mining Group, Inc., an Illinois company ( “AFMG”), and the shareholders of AFMG (the “AFMG Shareholders”).

Outstanding Options, Conversions, and Planned Issuance of Common Stock. Except as hereinafter set forth, there are no options outstanding to acquire any additional shares of common stock. On March 12, 2005, we granted a three-year option, effective from the completion of the reverse merger transaction, to American Eastern Securities, Inc., our financial advisor to invest up to $2,000,000 (limited to no more than 10% of the Company’s issued equity) in the Company, at the first fund raising event price, which is $3.20.

Preferred Stock. We may issue shares of preferred stock from time to time in one or more series with such designations, voting powers, if any, preferences and relative, participating, optional or other special rights, and such qualifications, limitations and restrictions, as are determined by resolution of our Board of Directors. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of our Company without further action by stockholders and could adversely affect the rights and powers, including voting rights, of holders of common stock, with us acting in accordance with our corporate charter and by-laws. In certain circumstances, the issuance of preferred stock could depress the market price of the common stock. There are no shares of preferred stock outstanding.

Dividends. We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings to support operations and to finance future growth and expansion and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Transfer Agent and Registrar. Our transfer agent is Standard Registrar & Transfer, Inc. located at 12528 South 1840, East Draper, UT 84020. Their telephone number is (801) 571-8844.

Securities Authorized for Issuance Under Equity Compensation Plans. As of the fiscal year ended December 31, 2006, we have no shares of our common stock or preferred stock that are issuable under compensation plans approved by our security holders.

Recent Sales of Unregistered Securities. Each issuance set forth below was made in reliance upon the exemptions from registration requirements of the Securities Act of 1933, as amended, contained in Section 4(2) on the basis that such transactions did not involve a public offering. When appropriate, we determined that the purchasers of securities described below were sophisticated investors who had the financial ability to assume the risk of their investment in our securities and acquired such securities for their own account and not with a view to any distribution thereof to the public. Where required by applicable law, the certificates evidencing the securities bear legends stating that the securities are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

On September 15, 2006, the Company consummated the terms of a Stock Exchange Agreement under the terms of which it issued a total of 20,000,000 shares of restricted common stock to the shareholders of American Federal Mining Group, Inc. (“AFMG”), an Illinois corporation, resulting in the acquisition of AFMG as a wholly-owned subsidiary and a change in management of the Company.

In addition to the transaction described in the above paragraph, we entered into two purchase transactions pertaining to mining properties, each of which calls for the issuance of restricted shares of the Company’s common stock as partial payment of the consideration.  On April 27, 2006, we completed the acquisition of 60% ownership interests in Qingshan Nonferrous Metal. Under the terms of the acquisition agreement, Qingshan Nonferrous Metal shareholders received an aggregate consideration of approximately $2.561 million.  The amount of approximately $1.409 million was paid as a down payment in April 2006. The remaining portion of $1.152 was subsequently settled on March 15, 2007 by issuing 284,810 shares of China Shen Zhou’s common shares at a market price of $4.00 per share.

On April 28, 2006, we completed the acquisition of 80% ownership interests in Xinjiang Buerjin County Xingzhen Mining Co., Ltd. from Mr. Li Leyi. Under the terms of the acquisition agreement, Mr. Li received an aggregate consideration of approximately $3.587 million.  The amount of approximately $1.025 million was paid in cash as of September 30, 2006.  The remaining portion of $2.561 million was subsequently settled on March 15, 2007 by issuing 632,910 shares of common stock at a market price of $4 per share.

On December 21, 2006, the Company entered into a Notes Purchase Agreement with Citadel Equity Fund Ltd. (“Citadel”), under the terms of which Citadel purchased a total of $28 million in convertible senior notes (“Notes”).  The closing occurred, and payment for the Notes was made, on December 27, 2006.

The Notes were issued pursuant to an Indenture, dated as of December 27, 2006, with the Bank of New York, as trustee.  The Notes bear interest at 6.75% per annum (subject to increase in certain circumstances), payable semiannually, and have a maturity date of December 27, 2012.   At maturity, the Company will be required to repay the accreted principal amount of the Notes.  The Notes are convertible at the option of the holders, at any time on or prior to maturity, into common shares of the Company at $3.20 per share (subject to adjustment in certain circumstances).  The obligations under the Notes are secured by the common shares of the Company pledged under a Share Pledge Agreement among Citadel, Ms. Yu Xiao Jing and Mr. Xu Xue Ming, respectively, major shareholders of the Company (the “Major Shareholders”), and the Bank of New York, as collateral agent. Pursuant to the Share Pledge Agreement, Ms. Yu and Mr. Xu have pledged 14,917,000 common shares and 1,870,000 common shares, respectively, owned by them, or approximately 79% of the issued and outstanding common shares of the Company.

In connection with the transaction, the Company and the Major Shareholders entered into a Voting Agreement, dated as of December 27, 2006, with Citadel.  Pursuant to the Voting Agreement, Citadel will have the right to designate a director on the Company’s board of directors and, in certain circumstances, a second independent director.

In connection with the transaction, on 27 December 2006, the Company issued a put warrant (“Warrant”) to American Eastern Securities, Inc., a financial advisor, and related parties for the purchase of 875,000 shares of the Company’s common stock at an exercise price of $3.20 per share, exercisable on or before 3 years from the date of grant.

The offer and sale of the securities was made to an institutional accredited investor in reliance upon exemptions from the registration requirements pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.  There was no general solicitation or advertising with respect to the private placement and each of the purchasers provided written representations of an intent to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities.

Each of the following individuals received their shares pursuant to the consummation of our exchange transaction with AFMG on September 15, 2006.

NAME	COMMON SHARES
Xiaojing Yu	14,917,000
Xueming Xu	1,870,000
Helin Cui	200,000
Yu Dang	213,000
Xiaoming Yu	600,000
Xiaoming Xu	100,000
Lun Xu	200,000
Long Yu	400,000
Qijiu Song	100,000
Ligang Wang	100,000
Trang Chong Hung	120,000
American Eastern Group, Inc.*	260,000
American Eastern Securities, Inc.*	90,000
EIC Investments, LLC*	90,000
Luminus Capital Management, Ltd. (Hong Kong)*	220,000
Allied Merit International Investments, Inc. (BVI)*	520,000

*The entities and individuals acted as the financial advisors of the Company in the reverse takeover and the ensuing financing transaction.

Equity Compensation Plan Information

The Company has no equity compensation plan nor any shares reserved for the issuance of compensation options or other stock awards to its employees or directors.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following management’s discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this item. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this

Annual Report on Form 10-KSB. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in US Dollars and in accordance with accounting principles generally accepted in the United States. See “Exchange Rates” below for information concerning the exchanges rates at which Renminbi (“RMB”) were translated into US Dollars (“USD”) at various pertinent dates and for pertinent periods.

OVERVIEW

China Shen Zhou is principally engaged in the exploration, development, mining, and processing of fluorite, zinc, lead, copper, and other non-ferrous metals, through its subsidiaries in the PRC.

BUSINESS STRATEGY

(a) The Expansion of Production Capacity to Meet Demand

▼ Fluorite

In 2007, we expect to extract 150,000 metric tons of fluorite ore.  In early 2006, we started a 300,000 ton fluorite ore project at Xiangzhen Mining.  In 2008, this project will reach 70% of its designed annual capacity and by 2009, we will have the capacity to extract 300,000 tons of fluorite ore per year.

In early 2006, we started to build a 200,000 ton/year fluorite ore processing plant in Sumochaganaobao. The new plant will go into full production by the fourth quarter of 2007.  We expect to produce about 30,000 metric tons of refined fluorite powder in 2007. In 2008, this project will reach 70% of its designed annual capacity After completion of the project in 2009, we project that we will produce approximately 100,000 metric tons of refined fluorite.

▼Copper, Lead and Zinc

Qingshan will expand its extracting capacity  in June 2007 and by April 2008, it will be able to produce 100,000 tons of copper ore which will supply Qianzhen Mining and 50,000 tons of zinc ore which Qingshan itself will process.

In July 2006, we started to build a 200,000 ton/year zinc-copper ore mining and processing project at Keyinbulake Multi-metal mine in Buerjin County, Aletal Zone, Xingjiang Uygur Autonomous Region and this project will initially put into production in early September of 2007 when we will produce 5,000 tons zinc ore powders and 2,500 tons copper ore powders, and in 2008, it will produce 200,000 tons zinc and /or copper powders from which to attract 14,000 tons zinc ore powders and 7,100 tons copper ore powders .

(b) Increase Exploration Activities

Tianzhen Mining has just finished exploration activities at the Yangye Huayuan Copper Mine and we expect to obtain a mining license from Xinjian Bureau of Land and Resources in April.  Currently, the Company is conducting exploration activities in Wuzunagen Lead & Zinc Mine and Jiangejier Lead & Zinc Mine owned by Tianzhen Mining.  We plan to further increase exploration activities there.  We signed a contract with Xinjiang Nonferrous Geology Prospecting Bureau to do the exploration work for us.  We expect to complete a reserve evaluation report which is a requirement for applying mining licenses for these two mines in 2007.

(c) Acquire More Mineral Resources

To increase our reserve and insure supply to our processing facilities, we plan to acquire domestic and even foreign large-scale mines in order to expand rapidly in the short term.  The Company is in the process of acquiring a gold-copper mine in Kyrgyzstan.  We expect to acquire some additional non-ferrous metal mines domestically which have good conditions and possess all necessary governmental licenses.

(d) Expand into Down Stream Chemical Business

To increase the profit margin of our business, we plan to expand into the fluorite chemical industry which enjoys a very high margin and a rapidly growing market.  The Chinese government is trying to privatize some state-owned fluorite companies that are on the verge of bankruptcy.  We see this as a great opportunity to expand into this industry.

RECAPITALIZATION AND REORGANIZATION

On July 14, 2006, American Federal Mining Group, Inc. (“AFMG”, the then holding company of China Shenzhou’s PRC subsidiaries) completed the terms of a stock exchange agreement with Earth Products & Technologies, Inc. (“EPTI”).  Pursuant to the stock exchange agreement, and as instructed by the Company, EPTI issued 20,000,000 shares of its common stock, of which 17,687,000 shares were issued to shareholders of AFMG, 1,013,000 shares to management of AFMG and 1,300,000 shares to the financial advisors of AFMG, in exchange for a 100% equity interest in AFMG, making AFMG a wholly-owned subsidiary of EPTI.

The above stock exchange transaction resulted in those shareholders of AFMG obtaining a majority voting interest in EPTI. Generally accepted accounting principles in the United States of America require that the Company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes. Consequently, the stock exchange transaction has been accounted for as a recapitalization of AFMG as AFMG acquired a controlling equity interest in EPTI as of September 15, 2006. The reverse acquisition process utilizes the capital structure of EPTI and the assets and liabilities of AFMG recorded at historical cost. Al though AFMG is deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of EPTI as the surviving corporation did not change.

Subsequent to completion of the reverse takeover transaction, on October 5, 2006, EPTI changed its name to China Shen Zhou Mining and Resources, Inc.

ACQUISITIONS IN 2006

Qingshan

On April 27, 2006, we completed the acquisition of a 60% ownership interests in Qingshan. Under the terms of the acquisition agreement, Qingshan shareholders received an aggregate consideration of approximately $2.561 million.  Qingshan has been granted the mining right certificate for a copper-zinc-lead mine in Wulatehouqi by the Ministry of Land and Resources of the PRC with a current term from October 2005 to October 2008.

Management of the Company considered that stable and sufficient supply of raw zinc and copper minerals as one of the critical success factors of Qianzhen Mining’s ore-dressing operations.  Qingshan is well established and owns considerable copper and zinc reserves.  Moreover, its location is not far away from Qianzhen Mining. We believes that the acquisition of Qingshan is to the benefit of the Company and the shareholders.

The total purchase consideration of the merger is as follows: (in thousands)

Cash	$1,409
Value of stock payable to the original shareholders of Qingshan*	1,152

Total purchase consideration	$2,561

The amount of approximately $1.409 million was paid as a down payment in April 2006. The remaining portion of $1.152 was subsequently settled on March 15, 2007 by issuing 284,810 shares of China Shen Zhou’s common shares at a market price of $4 per share.

Allocation of initial purchase consideration (in thousands):

Net assets of Qingshan as of April 12, 2006:

Extraction rights	$1,149
Inventories	132
Property, plant and mining assets, net	457
Other current assets	90

Net assets	$1,828

Minority interest	(268)

Net book value of assets acquired and liabilities assumed	$1,560

Total purchase consideration	2,561

Goodwill	$1,001

Xingzhen Mining

On April 28, 2006, we completed the acquisition of a 80% ownership interests in Xingzhen Mining from Mr. Li Leyi. Under the terms of the acquisition agreement, Mr. Li received an aggregate consideration of approximately $3.587 million.

Xingzhen Mining holds the exploration right to the Xinjiang Buejin Kerbulaiker Copper-Zinc Mines (the “Kerbulaiker Coppe-Zinc Mines), which expired on July 14, 2006. The Kerbulaiker Copper-Xinc Mines is considered to have very considerable quality copper and zinc reserves by experts.

Given the persistent increase in the trading price of nonferrous metals, we believe that the acquisition of Xingzhen Mining will enable the Company to capture golden business opportunities in the foreseeable.

As of the date of this report, Xingzhen Mining is in the final process of applying for the extraction right of the above-mentioned mine, and believes that as soon as the extraction rights are issued by the PRC Government, they can commence extraction of the proven minerals.

The total purchase price and the allocation of the purchase price discussed below. The total purchase price of the merger is as follows: (in thousands)

Cash	$1,025
Value of stock payable to Mr. Li	2,561

Total purchase consideration	$3,586

The amount of approximately $1.025 million was paid in cash as of September 30, 2006.  The remaining portion of $2.561 million was subsequently settled on March 15, 2007 by issuing 632,910 shares of China Shen Zhou’s common shares at a market price of $4 per share.

Allocation of initial purchase consideration (in thousands):

Net assets of Xingzhen Mining as of April 28, 2006:

Extraction rights	$3,475
Property, plant and mining assets, net	10
Bank balances and cash	122
Other receivables, deposits and prepayments	50
Other payables	(45)

Net assets	3,612

Minority interest	(26)

Net book value of assets acquired and liabilities assumed	3,586

Total purchase consideration	3,586

$-

PROPOSED ACQUISITION

Kichi-Chaarat Closed Joint Stock Company (“Kichi-Chaarat”)

On November 6, 2006, Xiangzhen Mining entered into contractual arrangements with Mr. Li Jiaxing and Mr. Huang Guan to appoint Mr. Li and Mr. Huang to acquire the entire ownership of Kichi-Chaarat Closed Joint Stock Company (“Kichi-Chaarat”)  at a cash consideration of $10,000,000 in aggregate.  Mr. Li and Mr. Huang jointly owned Tun Lin Limited Liability Company (“Tun Lin”), which is a Kyrgyz Republic registered company.  Pursuant to the arrangements, Tun Lin will acquire the entire ownership in Kichi-Chaarat from Altyn Minerals (BVI) Ltd.  Subsequently, Xiangzhen Mining will acquire the entire ownership in Tun Lin.  The major asset of Kichi-Chaarat is the subsoil use right for the pupose of (i) mining for gold and other metals within the Kuru-Tegerek licensed area; and ii) exploration for gold and other metals within the Kuru-Tegerek licensed area.  The purchase consideration was fully settled in 2006.  However, pursuant to the legal opinion of the Company’s legal consultants in Kyrgyzstan law, the acquisition of Tun Lin “is not deemed to have completed until the transfer has been approved by the Kyrgyz authority and Xiangzhen Mining has been issued a share registration certificate which confers the lawful ownership of Tun Lin to Xiangzhen Mining.”

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2006 AS COMPARED TO YEAR ENDED DECEMBER 31, 2005

Selected information from the Consolidated Statements of Operations

	For the years ended December 31,
	2006	2005
	(in thousands)	(in thousands)

Net revenue	$22,433	$7,047
Gross profit	13,429	2,755
- Gross profit margin	59.9%	39.1%
General and administrative expenses	6,545	1,129
Reverse takeover costs	4,577	-
Interest expenses	1,082	320
Net income	$1,380	$1,073

REVENUES. Revenues for the year ended December 31, 2006 was $22.4 million, representing a $15.4 million or 218.3% increase when compared to the same period of 2005. The increase in revenues is mainly attributable to the increase in trading price of nonferrous metal during the year 2006. As of December 31, 2004, 2005 and 2006, the closing trading price of the Company’s zinc products was RMB3,362.83/ton, RMB6,194.69/ton and RMB19,646.02/ton, representing a 84.2% increase in 2005 and 317.1% increase in 2006 when compared with the preceding year.

For the newly acquired subsidiaries in 2006, Qingshan had contributed revenue of approximately  $776,000 to the Group since acquisition.  Xingzhen Mining was still in exploration and research stage as of December 31, 2006, and yet to generate revenues to the Company.

GROSS PROFIT AND GROSS PROFIT MARGIN.  For the year ended December 31, 2006, gross profit was $13.4 million, representing an approximately $10.6 million increase as compared to $2.8 million of 2005.  Gross profit margin significantly increased from 39.1% in 2005 to 59.9% in 2006. The increase in gross profit and gross profit margin was mainly due to the effective of the following agreement:

On December 10, 2005, Qianzhen Mining entered into an agreement with Wulatehouqi Zijin. Pursuant to the agreement, Wulatehouqi Zijin agreed to supply up to 200,000 tons of raw minerals at a fixed price of RMB65/ton to Qianzhen Mining in 30 months of time, and each month the quantity supplied cannot be lower than 8,000 tons.  Besides, Wulatehouqi Zijin will stop supplying raw minerals to Qianzhen Mining once the terms are completed.  Pursuant to the agreement, both parties also agreed that the zinc products of Qianzhen Mining “should be sold to Bayannaoer Zijin at market price”.

Since the trading price of zinc products kept increase in 2006, and the cost of raw minerals remain constant, the gross profit and gross profit margin increase significantly in 2006.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $5.4 million to $6.5 million of 2006. The significant increase in the general and administrative expenses was primarily due to i) granting of shares as bonuses to management of the Company which the fair value was $2.97 million and is non-cash in nature; and ii) the research expenses incurred by Xingzhen Mining of $0.7 million for the purpose to discover potential mine reserves within the area granted by the exploration license.

REVERSE TAKEOVER COSTS. The charges were related to the granting of shares and options as consultation and service fees to the financial advisors of the reverse takeover transaction which completed in September of 2006. The charges are non-cash and non-recurring in nature.

INTEREST EXPENSES.  The increase in interest expenses was mainly attributable to the increase in average loan balance in 2006.

NET INCOME.  Net income for the year ended December 31, 2006 was $1.38 million, an increase of $0.31 million or 29% as compared to net income of $1.07 million for 2005. If not taking into account the non-cash equity based payments (i.e. stock based bonuses and reverse takeover costs) of $7.55 million in 2006, the net income of 2006 would be $8.93 million, representing a $7.86 million or 734.6% increase as compared to 2005. It was mainly attributable to the contractual arrangement which enabled Qianzhen Mining, the Company’s major subsidiary, to trade its zinc products at market price while the cost of raw minerals remain constant.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $18.9 million as of December 31, 2006, an increase of $18.6 million as compared to the balance at December 31, 2005 of $0.29 million. The significant improvement in cash position was mainly due to the issuance of $28 million convertible notes in December 2006, net of investment deposits of $11 million paid during 2006.

Net cash provided by operating activities for the year ended December 31, 2006 was $8.7 million, as compared to $1.96 million for the year ended December 31, 2005.  The increase in operating cashflows was mainly due to the increases in revenue and gross profits in 2006

Net cash used in investing activities of $17.9 million for the year ended December 31, 2006 was mainly represented: i) the increase in investment deposits of $11 million, $10 millions of which was deposits for the acquisition of Kichi-Chaarat, and the remaining $1 million was a deposit in an abandoned investments and ii) purchase of  fixed assets of $5.6 million during 2006.

Net cash provided by financing activities for the year ended December 31, 2006 was $27.1 million, which was mainly due to the proceeds from issue of convertible notes.

ENVIRONMENTAL

The Company’s mining and exploration activities are subject to various PRC laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with applicable laws and regulations in all material respects. The Company’s mining operations are subject to “Natural Resource Compensation Charges”, but the charging rate varies in different city in PRC.  As of December 31, 2006 and 2005, Natural Resource Compensation Charges of $115,810 and $30,543, respectively, were charged to operations and included in cost of sales.  For more information, please see Note 22 to the Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Convertible notes

On December 27, 2006, the Company entered into a Notes Purchase Agreement with Citadel Equity Fund Ltd. (“Citadel”), under the terms of which Citadel purchased a total of US$28,000,000 in convertible senor notes (“Notes”).  The Notes conditionally bear interest at 6.75% per annum, payable semi-annually, and have a maturity of December 27, 2012.  Pursuant to the Notes Purchase Agreement:

 i) If the listing of the Company on any of the national stock exchange has occurred on or prior to November 15, 2007 and if the Company maintains such listing, at the rate of 6.75% per annum of the Original Principal Amount of the Notes, from and including November 15, 2007;

ii) If the listing occurred after November 15, 2007 and if the Company maintains such listing, at the rate of 8.5% per annum of the Original Principal Amount of the Notes, from and including the date of re-listing;

iii) If the listing has not occurred on or before November 15, 2007 or if the Company is not at that time currently maintaining such listing, at the rate of 10.50% per annum of the Original Principal Amount of the Notes, from and including November 15, 2007, provided that at any such time as the re-listing is achieved, the provision (ii) apply.

The Notes are convertible at the option of the holders, at any time on or prior to maturity, into common shares of the Company.  The pre-determined convertible price is $3.20 per share. However, if at any time during the period from 15 August 2007 to 15 September 2007 (“the Reference Period”), the 30-day historical weighted average price (each, a “Reference Price”) of the Company’s common stock is less than $2.90 per share, then the conversion price should be adjusted to the lowest Reference Price but shall not below $2.00 per share. In addition, in no event shall the number of Conversion Shares issuable upon conversion of all the outstanding Notes exceed 49.90% of all outstanding shares upon the conversion of all of the outstanding Notes.

The principal is accreted 5% per annum, on semi-annual basis.  The Company can redeem all of the Notes on or after 27 December 2009, at 110% of the then Accreted Principal Amount, plus accrued and unpaid interest to but excluding the redemption date. Note holders have rights to request the Company to repurchase the Notes at a price in cash equal to 104% of the then accreted principal amount plus accrued and unpaid interest to the redemption rate if there is a change of control of the Company.  In addition, from and after 27 December 2009, Note holders have the right to require the Company to repurchase the Notes at a price 100.0% of the then Accreted Principal Amount plus accrued and unpaid interest to the redemption date.

Detachable warrants

Together with the issuance of the Notes, the Company issued a put warrant (“Warrant”) to one of the Financial Advisors for the purchase of 875,000 shares of the Company’s common stock at an exercise price of $3.20 per share, exercisable on or before 3 years from the date of grant.  As of December 31, 2006, the fair value of the Warrant is $1,030,000

OFF-BALANCE SHEET ARRANGEMENTS

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

INFLATION

The Company does not foresee any adverse effects on its earnings as a result of inflation.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimates are made, and if different estimates that reasonable could have been used, or changes in the accounting estimates that are reasonably likely to occur, could materially impact the consolidated financial statements.  We believe the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the consolidated financial statements.

Management believes that the following reflect the more critical accounting policies that currently affect our financial condition and results of operations.

Property, Plant and Mine Development

Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives, which do not exceed the related estimated mine lives, of such facilities based on proven and probable reserves.

Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, costs incurred prospectively to develop the property are capitalized as incurred and are amortized using the units-of-production (“UOP”) method over the estimated life of the ore body based on estimated recoverable ounces or pounds in proven and probable reserves. At the Company’s surface mines, these costs include costs to further delineate the ore body and remove overburden to initially expose the ore body. At the Company’s underground mines, these costs include the cost of building access ways, shaft sinking and access, lateral development, drift development, ramps and infrastructure development.

Major development costs incurred after the commencement of production are amortized using the UOP method based on estimated recoverable ounces or pounds in proven and probable reserves. To the extent that these costs benefit the entire ore body, they are amortized over the estimated life of the ore body. Costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are amortized over the estimated life of that specific ore block or area.

Interest cost allocable to the cost of developing mining properties and to constructing new facilities, if any,  is capitalized until assets are ready for their intended use.

Asset Impairment

Long-lived Assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable metals, corresponding expected commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital, all based on life-of-mine plans. Existing proven and probable reserves and value beyond proven and probable reserves are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable metals” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable metals from such exploration stage metal interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable metals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

Goodwill

The Company evaluates, on at least an annual basis, the carrying amount of goodwill to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable. To accomplish this, the Company compares the estimated fair value of its reporting units to their carrying amounts. If the carrying value of a reporting unit exceeds its estimated fair value, the Company compares the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying value over the fair value is charged to earnings. The Company’s fair value estimates are based on numerous assumptions and it is possible that actual fair value will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

Stock Based Compensation

On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the requirements of SFAS No. 123R for the fiscal year beginning on January 1, 2007, and recorded the compensation expense for all unvested stock options existing prior to the adoption during the period.

Recent accounting pronouncements

On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment- Revised 2004,” using the modified prospective transition method.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). This interpretation prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006 (i.e., the beginning of our fiscal year 2007). We do not expect that the adoption of FIN 48 will have a material impact on our consolidated financial statements.

 In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value instruments.  SFAS 157 does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (our fiscal 2008). We believe that implementation of SFAS 157 will have little or no impact on our Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to fully recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position and provide additional disclosures.  We believe that implementation of SFAS 157 will have little or no impact on our Consolidated Financial Statements since we have no applicable plans,.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. On December 30, 2006, we adopted SAB 108. Our adoption of SAB 108 did not impact our financial statements.

CONCENTRATION OF CUSTOMERS AND SUPPLIERS

During the year 2006, Wulatehouqi Zijin was the only supplier of Qianzhen Mining’s raw minerals, whereas Bayannaoer Zijin Nonferrous Metal Co., Ltd. (“Bayannaoer Zijin”, a related company of Wulatehouqi Zijin) was one of the major customers of Qianzhen Mining which contributed approximately $5,690,000 or 25.4% of the Company’s consolidated net turnover.  In addition to the aforementioned, our nonferrous metal product business had another significant customer which accounting for approximately $7,907,000 or 35.3% of our consolidated net turnover in 2006.

ITEM 7.

FINANCIAL STATEMENTS.

Refer to page 49 for the Consolidated Financial Statements of the Company.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 27, 2007, the services of Chisholm, Bierwolf & Nilson, LLC (“Chisholm”), the firm that audited the financial statements of Earth Products & Technologies, Inc. (now known as China Shen Zhou Mining & Resources, Inc. (the “Company”)) for the year ended December 31, 2005, and e-Fang Accountancy Corp. (“e-Fang”), which had previously been engaged as the independent accounting firm for the Company’s subsidiary, American Federal Mining Group, Inc. (“AFMG”), an Illinois corporation, and its subsidiaries (which were acquired in a reverse acquisition in 2006), were dismissed by the Company, due to the engagement of the new auditors, as described below.

Effective February 27, 2007, the Company engaged Grobstein, Horwath & Company, LLP (“Horwath”), as its independent registered accounting firm to audit the financial statements of the Company and its subsidiaries for the fiscal year ended December 31, 2006.

Chisholm performed audits of the Company’s financial statements for each of the years ended December 31, 2005 and 2004.  Their audit reports did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.   e-Fang has performed audit work for the Company’s subsidiary, AFMG and its subsidiaries.  e-Fang also provided audit work in connection with the Company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2006.

During the two-year period ended December 31, 2005, and from that date through the date of this Report, there have been no disagreements between the Company and Chisholm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which would have caused Chisholm to make reference to the subject matter of such disagreements in connection with their reports for each of the years ended December 31, 2005 and 2004.  Similarly, during the two-year period ended December 31, 2005, and from that date through the date of this Report, there have been no disagreements between the Company or its subsidiaries, as applicable, and e-Fang on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which would have caused e-Fang to make reference to the subject matter of such disagreements in connection with their reports for each of the years ended December 31, 2005 and 2004.  In connection with its audits for each of the fiscal years ended December 31, 2005 and 2004, and through the date of this Report, there were no reportable events (as defined in Regulation S-B Item 304(a)(1)(iv)(B)).

During the two most recent fiscal years and through the date hereof, neither the Company nor any one on behalf of the Company has consulted with Horwath regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any other matters required to be disclosed under Item 304(a)(1)(iv) of Regulation S-B.

ITEM 8A.

CONTROLS AND PROCEDURES.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal controls over financial reporting. The Company's internal control system over financial reporting is a process designed under the supervision of the Company's chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with United States generally accepted accounting principles (“US GAAP”).

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable  assurances with respect to financial statement preparation and presentation. In addition, any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions in the future.

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. This evaluation was done under the supervision and with the participation of our principal executive officer and principal financial officer. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treasury Commission. Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer have concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of U.S. GAAP as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered ”material weaknesses". The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

We identified significant deficiencies in our internal controls and disclosure controls related to the application of U.S. GAAP in adopting an inappropriate period to depreciate and amortize property, plant and equipment, including extraction and exploration rights; failure to provide for an allowance for doubtful accounts in accordance with the Company’s policy; inappropriate capitalization of exploration expenses; and inappropriate classification of balance sheet and income statement balances. These deficiencies, when taken together, resulted in a conclusion that the Company’s controls suffered from a material weakness.

Because of the identification of the misapplication of U.S. GAAP, our management has concluded that, as of December 31, 2006, our internal controls over financial reporting were not effective.

Remediation of Material Weaknesses

We have started to formulate a program which we believe will remedy the material weaknesses described above.

We have appointed a new Chief Financial Officer who is more experienced in U.S. GAAP. We are reviewing and revising our internal accounting policies and procedures, increasing the training of our accounting personnel in the application of U.S. GAAP, and, as appropriate, expanding the resources allocated to our accounting department, including hiring new personnel experienced in the financial reporting and the financial control function.

We also expect to review and, as appropriate, revise our accounting and management information systems software. We also expect to increase the areas to be reviewed and discussed with the board of directors.

We will continue these efforts until we are satisfied that all “material weaknesses” have been eliminated. We expect that resolution of all of these issues will take several months.

Changes in Internal Control over Financial Reporting

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION.

Entry into Material Agreement.

On November 6, 2006, Inner Mongolia Xiangzhen Mining Group, Ltd. (“Xingzhen”) entered into a Stock Purchase Agreement with Mr. Li Jiaxing and Mr. Huang Guan.  Pursuant to the Stock Purchase Agreement Xiangzhen appointed Mr. Li and Mr. Huang to acquire the entire ownership of Kichi-Chaarat Closed Joint Stock Company (“Kichi-Chaarat”) at a cash consideration of $10,000,000 in aggregate.  Mr. Li and Mr. Huang jointly owned Tun Lin Limited Liability Company (“Tun Lin”), which is a Kyrgyz Republic registered company.  Pursuant to the arrangements, Tun Lin will acquire the entire ownership in Kichi-Chaarat from Altyn Minerals (BVI) Ltd.  Subsequently, Xiangzhen Mining will acquire the entire ownership in Tun Lin.  The major asset of Kichi-Chaarat is the subsoil use right for the pupose of (i) mining for gold and other metals within the Kuru-Tegerek licensed area; and ii) exploration for gold and other metals within the Kuru-Tegerek licensed area.  The purchase consideration was fully settled in 2006.  However, pursuant to the legal opinion of the Company’s legal consultants in Kyrgyzstan law, the acquisition of Tun Lin “is not deemed to have completed until the transfer has been approved by the Kyrgyz authority and Xiangzhen Mining has been issued a share registration certificate which confers the lawful ownership of Tun Lin to Xiangzhen Mining.”

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Set forth below is certain information concerning each of the directors and executive officers of the Company as of April 13, 2007.  None of our directors or executive officers holds directorships in other public companies as of March 29, 2007.  The directors listed below will serve until the Company’s next annual meeting of the stockholders:

Name	Age	Position Held
Xiao-Jing Yu	50	Director, CEO and Chairman of the Board
Xueming Xu	46	Director, President and Chief Operating Officer
Heling Cui	51	Director
Steven Jiao	45	Chief Financial Officer
Youming Yang	52	Director
Jian Zhang	65	Director
Feng Bai	36	Director
Qijiu Song	44	Vice President and Chief Technology Officer
Ligang Wang	46	Vice President, President of Qianzhen Mining

Ms. Xiaojing Yu has served as Director, Chief Executive Officer and Chairman of the Board of Directors of the Company since September 15, 2006.  She has over 20 years’ experience in the mining industry. She  currently also serves as director and chairwoman of Inner Mongolia Gulatehou Banner Qianzhen Mining and Processing Co., Ltd and Inner Mogolia Xiangzhen Mining Co., Ltd.  She has served in that capacity since May 2002. Prior to that, she was the general manager of Dalian Zhikun Metal Materials Co.,Ltd and finance manager of Gansu Baiyin Nonferrous Industrial Corporation.  Ms Yu also serves as the Executive Vice President of China Fluorite Industry Association. She attended an advanced management programme jointly run by Qinghua University and Preceton University  and obtained an EMBA degree from Preceton University.

Mr. Xuming Xu has serves as Director, President and Chief Operating Officer.  He has more than 20 years’ experience in the mining industry.  He is currently director and president of Inner Mongolia Gulatehou Banner Qianzhen Mining and Processing Co., Ltd and of Inner Mogolian Xiangzhen Mining Co., Ltd.  He has served in that capacity since May 2002.  Prior to that, Mr Xu served as technician, vice-superintendent and superintendent at Inner Mongolia n Huiyaokou Iron Ore Plant and deputy general manager of Inner Mongolian Dongshengmiao Mining Co.,Ltd.  Mr. Xu graduated from Lianyungang College of Chemical Mining and attended an advanced management programme jointly run by Qinghua University and Preceton University  and obtained an EMBA degree from Preceton University.

Mr. Helin Cui serves as Director.  He has more than 20 years’ experience in the mining industry. He is currently a director and deputy chairman of Inner Mongolia Gulatehou Banner Qianzhen Mining and Processing Co., Ltd and of Inner Mogolian Xiangzhen Mining Co., Ltd.  He has serves in that capacity since May 2002.  Prior to that, Mr Cui worked at Gansu Province’s No. 3 Geological Team as a technician, engineer and team leader and deputy general manager at Baiyin Trading Company in Gansu Province.  He graduated from the Xi'an Geology College.

Mr. Youming Yang serves as Director.  He has 25 years’ experience in nonferrous geological prospecting field and was responsible for the prospecting of a number large sized nonferrous mining projects in China. He has served Chief of the Nonferrous Geological Prospecting Bureau of Xinjiang Uygur Autonomous Region since May 2000. Prior to that, Mr Yang worked as a Chief Engineer at the Nonferrous Geological Prospecting Bureau of Xinjiang Uygur Autonomous Region from October 19 to April 2000.  Mr. Yang studied geology and graduated from Central South China Mining and Metallurgy College.

Mr. Jian Zhang serves as Director.  He has over 30 years’ experience in nonferrous mining, project construction and managementand is currently an external director of ChinaConstruction Materials Company Ltd. Prior to that, Mr Zhang wa President of China Nonferrous Mining Construction Group from September 2003 to August 2005.  He served as President of China Nonferrous Mining Construction Group April 2002 to September 2003.  Mr Zhang graduated from the environmental engineering department of Xian Mining Architecture College in 1968,

Mr. Feng Bai serves as Director.  He has served as managing director of Lighthouse Consulting Ltd. in Hong Kong since February 2003.  Mr. Bai has been active in advising foreign corporations to invest and setup joint ventures in China.   Since 1999, Mr. Bai has been doing business in China mainly in consulting, investment and brandname agency services.  Prior to that, Mr. Bai worked at the investment banking division of Banco Santander assisting clients and completing deals in Asia from 1997 to 1999.  Mr. Bai recived his MBA degree from Harvard Business School in 1997 and graduated from Babson College in 1993 with a BS in Financial Investment and International Business Administration.  Mr. Bai sits on the board of Harbin Electric Inc., a U.S.-listed company that designs, develops and manufactures lineal motors and special electric motors.

Mr. Steven Ying Jiao serves as Chief Financial Officer.  He has over 15 years’ experiences in corporate finance, operations and domestic and international capital markets. From 1992 to 2002, He served as corporate planning director and financial controller at China World Trade Center Compnay Ltd.  From January 2002 to June 2005, Mr. Jiao Ying served as CFO and later as COO at Zoom Technologies Inc., a venture capital investment by Newbrigdge Capital Ltd. Mr. Jiao served as Assistant President at Tianjin Tiens Group and at Beijing Eagle Investment Company Ltd from July 2005 to May 2006.  He graduated from Shanghai foreign Studies University with bachelor’s degrees in English and International Journalism and from Beijing University of International Economics and Traded with an MBA degree in accounting and finance.

Mr. Qijiu Song serves as Vice President.  He has more than 15 years’ experience in mine exploration. Since October 2005, he has been vice general manager of Xiangzhen Mining, responsible for production.  From June 2004 to September 2005, he was general manager of Xingjinag Silver Mine Development Co. Ltd.  From September 1987 to May 2004, Mr. Song worked at Xiao Tie Shan Pb-Zn Mine of Gansu Silver Company, as technician, team leader, production and technology engineer, vice superintendent and chief engineer.  Mr. Song received his BA degree from Kunming Science and Technology University in 1987.

Mr. Ligang Wang serves as Vice President. Since July 2002, he has served as general manager of Qianzhen Mining.  He has more than 20 years’ experience in mine management. From January 1986 to June 2002, he worked as plant manager in the Wulatehou Banner Baynnur Mining.

Each of the directors named above will serve until our next Annual Meeting of Stockholders or until their successors are duly elected and qualified. Directors will be elected for one-year terms at the Annual Meeting of Stockholders. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current directors to our Board of Directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.

There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors is acting on behalf of, or will act at the direction of, any other person.

Involvement in Certain Legal Proceedings

During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of our Company:

(1)

Was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

(2)

Was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)

Was found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities and Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

During the fiscal year ended December 31, 2006, our executive officers, directors or beneficial owners of more than ten percent (10%) of our capital shares were required to file reports on Form 3 or Form 4.  During 2006, the following directors and executive officers failed to timely report stock grants on Form 3 or Form 4:

Reporting Person	Number of Late Reports	Number of Unreported Transactions	Known Failures to Supply reports.
Xiaojing Yu	-	1	2
Xueming Xu	-	1	2
Helin Cui	-	1	2
Tranng Chong Hung	-	2	2

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”) that is applicable to all employees, consultants and members of the Board of Directors, including the Chief Executive Officer, Chief Financial Officer and Secretary. This Code embodies our commitment to conduct business in accordance with the highest ethical standards and applicable laws, rules and regulations. We will provide any person a copy of the Code, without charge, upon written request to the Company’s Secretary.  Requests should be addressed in writing to: Dang Yu, Secretary China Shen Zhou Mining & Resources, Inc., .No. 166 Fushi Road, Zeyang Tower, Suite 305, Shijingshan District, Beijing, China 100043.

Director Nominees Recommended by Stockholders

We have not implemented any changes to the procedures by which stockholders may recommend nominees to our board of directors since we last disclosed those procedures in our most recent proxy statement.

Board Composition; Audit Committee and Financial Expert

Our Board of Directors is currently composed of six members: Xiaojing Yu, Xuming Xu, Helin Cui, Youming Yang, Jian Zhang, and Feng Bai. All board actions require the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

We currently do not have an audit committee. We intend, however, to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

The Board has determined that Feng Bai qualifies as a “financial expert” as defined by SEC rules implementing Section 407 of the Sarbanes-Oxley Act.  Mr. Bai meets the definition of an “independent” director set forth in the Market Place Rules of the Amex Stock Market, which is the independence standard that we have chosen to report under.

ITEM 9A. CONTROLS AND PROCEDURES.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal controls over financial reporting. The Company's internal control system over financial reporting is a process designed under the supervision of the Company's chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable assurances with respect to financial statement preparation and presentation. In addition, any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions in the future.

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. This evaluation was done under the supervision and with the participation of our principal executive officer and principal financial officer. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treasury Commission. Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer have concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of U.S. GAAP as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered ”material weaknesses". The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

We identified significant deficiencies in our internal controls and disclosure controls related to the application of U.S. GAAP in adopting an inappropriate period to depreciate and amortize property, plant and equipment, including extraction and exploration rights; failure to provide for an allowance for doubtful accounts in accordance with the Company’s policy; inappropriate capitalization of exploration expenses; and inappropriate classification of balance sheet and income statement balances. These deficiencies, when taken together, resulted in a conclusion that the Company’s controls suffered from a material weakness.

Because of the identification of the misapplication of U.S. GAAP, our management has concluded that, as of December 31, 2006, our internal controls over financial reporting were not effective.

Remediation of Material Weaknesses

We have started to formulate a program which we believe will remedy the material weaknesses described above.

We have appointed a new Chief Financial Officer who is more experienced in U.S. GAAP. We are reviewing and revising our internal accounting policies and procedures, increasing the training of our accounting personnel in the application of U.S. GAAP, and, as appropriate, expanding the resources allocated to our accounting department, including hiring new personnel experienced in the financial reporting and the financial control function.

We also expect to review and, as appropriate, revise our accounting and management information systems software. We also expect to increase the areas to be reviewed and discussed with the board of directors.

We will continue these efforts until we are satisfied that all “material weaknesses” have been eliminated. We expect that resolution of all of these issues will take several months.

Changes in Internal Control over Financial Reporting

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 10.

EXECUTIVE COMPENSATION.

The Company had no officers or directors whose total annual salary and bonus during 2006 exceeded $100,000. Ms. Yu, our Chief Executive Officer and Principal Financial Officer, earned a salary of $56,000 during the fiscal year ended December 31, 2006.

Summary Compensation Table

Name and Principal Underlying Positions	Year	Salary	Bonus	Option Awards	Stock Awards	All Other Compensation	Total
Xiaojing Yu, CEO	2006	$51,667		$--	--	--	$51,667
Xueming Xu, President	2006	$15,769		$--	--	--	$15,769
Helin Cui, Director and Vice President of Xianzhen Mining	2006	$23,718		$--	--	--	$23,718
John W. Peters (1)	2006	$0	$0	--	--	--	$0

(1) John W. Peters was president from January 1 to September 15 during 2006.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2006, there were no outstanding equity awards to the named executive officers requiring tabular disclosure under this Item 10.

The Company currently does not have any equity compensation plans in place.

Director Compensation

We did not pay any directors in 2006.  We currently do not have a director compensation program in place.  We plan to set up such a program in the near future.

Retirement, Post-Termination and Change in Control

We have no retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, nor do we have post-termination or change in control arrangements with directors, officer or other employees, but our Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 21, 2007 relating to the beneficial ownership (as defined by the rules of the SEC) of shares of common stock by (i) each person who owns beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our executive officers as of March 21, 2007, and (iv) all of our executive officers and directors as a group.

	Amount and Nature of Beneficial Ownership(1)
Name of Beneficial Owner	Number of Shares (2)	Percent of Voting Stock (3)
Xiaojing Yu	14,917.000	65.43%
Xueming Xu	1,870,000	8.20%
Helin Cui	200,000	*
Qijiu Song	100,000	*
Ligang Wang	100,000	*
American Eastern Securities, Inc. (4)	2,280,000	10%
Directors and executive officers as a group (5 persons)	17,187,000	75.39%

* Less than 1%

(1)

As of March 21, 2007, there were 21,296,794 shares of common stock outstanding.  Each person named above has sole investment and voting power with respect to all shares of the common stock shown as beneficially owned by the person, except as otherwise indicated below.

(2)

Under applicable rules promulgated by the SEC pursuant to the Exchange Act, a person is deemed the “beneficial owner” of a security with regard to which the person, directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose or direct the disposition of the security, in each case irrespective of the person’s economic interest in the security.  Under these SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through (x) the exercise of any option or warrant or (y) the conversion of another security.

(3)

 In determining the percent of common stock owned by a person (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the  shares of common stock outstanding as of December 31, 2006 and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)

Held by American Eastern Group, Inc., American Eastern Securities, Inc., American Investment, LLC., Luminus Capital Management Ltd. (Hong Kong), EIC Investments, LLC, and Trang Chong Hung individually.  The shares so held are directly or indirectly owned by Trang Chong Hung and his family members.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

Statements filed as part of this Report:

Exhibits

The following documents are filed as exhibits herewith or incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibit
2

Stock Exchange Agreement by and among Earth Products & Technologies, Inc., American Federal Mining Group, Inc. and shareholders of American Federal Mining Group, Inc., dated July 14, 2006 (Incorporate by reference to Exhibit 2.1 to the Company’s Form 8K filed on July 20, 2006)

**3.1	Amended and Restated Articles of Incorporation of the Company, effective December 13, 2006
**3.2	Bylaws of the Company adopted on November 27, 2006
10.1	Indenture dated December 27, 2006 (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8K filed on December 29, 2006)
10.2

Note Purchase Agreement by and between the Company and Citadel Equity Fund, Ltd., dated December 21, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8K filed on December 29, 2006).

10.3	Voting Agreement by and between the Company, Xiaojing Yu, Xuming Xue and Citadel Equity Fund, Ltd. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8K filed on December 29, 2006).
**10.4	Service Agreement by and between the Company and American Eastern Securities, Inc., dated November 1, 2006, and as amended on December 10, 2006
**10.5	Option Agreement by and between the Company and American Eastern Securities, Inc., dated December 3, 2005
**10.6	Option Agreement by and between the Company and Shenzhen DRB Investment Consultant, Limited, dated December 3, 2005
**10.7	Letter Agreement by and between the Company and American Eastern Securities, Inc., dated November 1, 2006, as amended on December 27, 2006
*10.8	Stock Purchase Agreement by and between American Federal Mining Group, Inc. and Xinjiang Buerjin County Xingzhen Mining Co., Ltd., dated April 28, 2006, as amended on July 6, 2006 and July 20, 2006
*10.9

Stock Purchase Agreement by and between American Federal Mining Group, Inc. and Inner Mongolia Qingshan Non-Ferrous Metal Development Co., Ltd., dated April 12, 2006, as amended on July 8, 2006 and July 20, 2006

**10.10	Stock Purchase Agreement by and between Inner Mongolia Xiangzhen Mining Group, Ltd. and Jiaxing Li and Guan Huang, dated as of November 6, 2006
**10.11	Industrial Product Sales Contract by and between Inner Mongolia Wulatehouqi Qianzhen Ore Processing Co., Ltd. and Baiyin Non-Ferrous Metal Group. Co., Ltd., dated July 28, 2006
**10.12	Refined Zinc Ore Supply Agreement by and between Wulatehouqi Qianzhen Ore Processing Co., Ltd. and Zijin Non-Ferrous Metal Co., Ltd., dated as of March 26, 2006
**10.13	Contract by and between Wulatehouqi Qianzhen Ore Processing Co., Ltd. and Wulatehouqi Zijin Mining Co., Ltd., dated as of December 10, 2006
**10.14	Fluorite Purchase Agreement by and between Inner Mongolia Xiangzhen Fluorite Industrial Co., Ltd. and Langfang Xinda Iron Alloy Co., Ltd., dated as of April 23, 2006
#*10.15	Contract by and between American Federal Mining Group, Inc., Xiaojing Yu and Inner Mongolia Wulatehouqi Qianzhen Ore Processing Co., Ltd., dated as of February 16, 2006
**10.16	Industrial Product Sales Contract by and between Inner Mongolia Xiangzhen Mining Co., Ltd. and Beijing Capital Steel Company Limited by Shares, dated as of March 31, 2005
**10.17	Fluorite Powder Supply Agreement by and between Ningxia Jinhe Chemical Co., Ltd. and Inner Mongolia Xiangzhen Mining Group Co., Ltd. dated as of April 3, 2006
**10.18	Working Capital Loan Agreement by and between Inner Mongolia Xiangzzhen Mining Group Co., Ltd. and China Industrial and Commerce Bank, dated as of November 30, 2006
*14.1	Code of Ethics, dated as of April 16, 2007.
*21	Subsidiaries of the Company.
*31.1	Statement of Chief Executive Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.
*31.2	Statement of Chief Financial Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.
*32.1	Statement of Chief Executive Officer Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.
*32.2	Statement of Chief Financial Officer Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.

*   Filed herewith.

** To be filed by amendment

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Grobstein, Horwath & Company, LLP (“Horwath”), has audited our financial statements annually since the 2004 fiscal year. All of the services described below were approved by our Audit Committee prior to rendering of services by our independent accountant The Audit Committee has determined that the payments made to our independent accountant for these services are compatible with maintaining such auditor's independence.

Audit Fees. The aggregate fees billed by Horwath for professional services rendered for the audit of the Company’s financial statements for the fiscal year ended December 31, 2005 was $90,000. The fees billed for the fiscal year ended December 31, 2006 was $180,000, and for three quarterly reviews was $[          ].

Audit-Related Fees.  There were no fees for assurance and related services by, Horwath for the fiscal years ended December 31, 2005 and December 31, 2006.

Tax Fees.  There were no fees for tax compliance, tax advice or tax planning services by Horwath for the fiscal years ended December 31, 2005 and December 31, 2006.

All Other Fees.  There were no other fees for either audit-related or non-audit services billed by Horwath for the fiscal years ended December 31, 2005 and December 31, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SHEN ZHOU MINING & RESOURCES, INC.

By:  /s/ Xiaojing Yu

Xiaojing Yu

Director, Chief Executive Officer, and Chairman of the Board

Date: April 17, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature

Title

  Date

/s/ Xiaojing Yu

Chief Executive Officer

April 17, 2007

Xiaojing Yu

(Principal Executive Officer)

/s/ Steven Jiao

Chief Financial Officer

April 17, 2007

Steven Jiao

(Principal Financial and Accounting Officer)

/s/ Helin Cui

Director,

April 17, 2007

Helin Cui

/s/ Feng Bai

Director

April 17, 2007

Feng Bai

/s/ Xueming Xu

Director

April 17, 2007

Xueming Xu

China Shen Zhou Mining & Resources, Inc.

Report of Independent Registered Public Accounting firm

To the Stockholders and Board of Directors of China Shen Zhou Mining & Resources, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Shen Zhou Mining & Resources, Inc. and Subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Shen Zhou Mining & Resources, Inc. and Subsidiaries as of December 31, 2006 and 2005, the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

/s/ GROBSTEIN, HORWATH & COMPANY LLP

Sherman Oaks, California

April 15, 2007

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$18,932	$294
Avaliable for sales securities – Margin Deposit	412	-
Accounts receivable, net	945	640
Refundable investment deposit	1,025	-
Other deposits and prepayments, net	4,115	153
Inventories	1,373	2,428
Due from related parties	71	-
Total current assets	26,873	3,515

Investment deposit	10,000	-
Property, machinery and mining assets, net	16,359	9,723
Deferred debt issuance costs	2,518	-
Deferred income tax assets	431	201
Goodwill	1,001	-
Total assets	57,182	13,439

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$625	$798
Warrants liability	1,030	-
Short term bank loans	2,668	3,348
Other payables and accruals	7,366	886
Taxes payable	572	422
Due to a director	212	9
Current liabilities	12,473	5,463
Convertible notes payable	26,989	-
Total liabilities	39,462	-
Minority interests	258	-

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Amounts in thousands, except share data)

	December 31,	December 31,
	2006	2005
Commitments

STOCKHOLDERS’ EQUITY:
Common Stock, $0.001 par value:
Authorized – 50,000,000 shares (2005: 50,000,000 shares)
Issued and outstanding – 21,297,700 shares (2005:17,687,000 shares)	$21	$18
Additional paid-in capital	13,865	6,319
PRC Statutory reserves	1,111	498
Accumulated comprehensive income	600	43
Retained earnings	1,865	1,098
Total stockholders’ equity	17,462	7,976
Total liabilities and stockholders’ equity	$57,182	$13,439

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the years ended
	December 31,
	2006	2005
Net revenue	$22,433	$7,047
Cost of sales	(9,004)	(4,292)
Gross profit	13,429	2,755
Operating expenses:
Selling and distribution expenses	(185)	(104)
General and administrative expenses	(6,545)	(1,129)
Income from operations	6,699	1,522
Other income (expense):
Reverse takeover costs	(4,577)	-
Other expenses	(175)	(37)
Interest expense	(1,082)	(320)
Other income	298	193
Income before income taxes and minority interests	1,163	1,358
Provision for income taxes	185	(285)
Income before minority interests	1,348	1,073
Minority interests	32	-
Income available to common stockholders	$1,380	$1,073

Earnings per common share
Basic	$0.07	$0.06
Diluted	$0.05	$0.06
Weighted average number of common shares outstanding
Basic	18,735	17,687
Diluted	27,485	17,687

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the years ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,380	$1,073
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	2	12
Depreciation and amortization	2,432	1,263
Fair value of shares issued to management as management bonus	2,972	-
Fair value of shares and options issued to financial advisors for advisory services	4,577	-
Impairment of fixed assets	455	-
Investment income	(90)	-
Deferred income tax benefits	(216)	(60)
Gain on disposal of fixed assets	(142)	-
Minority interests	(32)	-
Changes in operating assets and liabilities:	-	-
Accounts receivable	(308)	-
Deposits and prepayments	(3,912)	(58)
Inventories	1,187	(710)
Due from related companies	(71)	-
Accounts payable	(173)	(8)
Other payables and accruals	133	77
Taxes payable	150	386
Due to related parties	203	(13)
Net cash provided by operating activities	8,547	1,962

Cash flows from investing activities:
Proceeds from sale of property, machinery and mining assets	1,570	-
Purchases of property, machinery and equipment	(5,573)	(1,787)
Increase in investment deposits	(11,025)	-
Acquisition of subsidiaries, net of cash and cash equivalents acquired	(2,312)	-
Increase in available-for-sale securities – margin deposit	(322)	-
Net cash (used in) investing activities	(17,662)	(1,787)

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	For the years ended
	December 31,
	2006	2005
Cash flows from financing activities:
Proceeds from issuance of convertible bond	$27,772	$-
Repayments of short-term borrowings	(680)	(396)
Net cash provided by (used in) financing activities	27,092	(396)

Foreign currency translation adjustment	661	(8)

Net increase (decrease) in cash and cash equivalents	18,638	(229)
Cash and cash equivalents at the beginning of the period	294	523
Cash and cash equivalents at the end of the period	$18,932	$294

Non-cash investing and financing activities
Shares issued to management bonus	2,972	-
Shares issued to financial advisors for advisory services	3,813	-
Share options granted to financial advisors	764	-
	7,549	-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in thousands)

			Additional paid-in capital	PRC Statutory reserves	Retained earnings	Accumulated other comprehensive income	Total stockholders' equity

	Common Stock
	Number of Shares	Amount

Balance at January 1, 2005	17,687	18	6,319	223	300	(32)	6,828
Net income for the year ended December 31, 2005	-	-	-	-	1,073	-	1,073
Appropriation of PRC statutory reserves				275	(275)	-	-
Foreign currency translation adjustment	-	-	-	-	-	75	75
Balance at December 31, 2005	17,687	18	6,319	498	1,098	43	7,976
Original EPTI shareholders	1,298	1	(1)				-
Shares issued to financial advisors for advisory services at $2.9335 per share on September 15, 2006	1,300	1	3,813	-	-	-	3,814
Shares issued to management at $2.9335 per share on September 15, 2006	1,013	1	2,970	-	-	-	2,971
Issue of share options to financial advisors	-	-	764	-	-	-	764
Net income for the year ended December 31, 2006	-	-	-	-	1,380	-	1,380
Appropriation of PRC statutory reserves	-	-	-	613	(613)	-	-
Foreign currency translation adjustment	-	-	-	-	-	557	557

Balance at December 31, 2006	21,298	21	13,865	1,111	1,865	600	17,462

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

DESCRIPTION OF BUSINESSS AND ORGANIZATION

China Shen Zhou Mining and Resources, Inc. (the “Company”, “Shen Zhou” or “we”) is principally engaged in the exploration, development, mining, and processing of fluorite, zinc, lead, copper, and other nonferrous metals, through its subsidiaries in the People’s Republic of China (“PRC” or “China”).

At December 31, 2006, details of the Company’s subsidiaries are as follows:

Name	Domicile and date of incorporation	Paid-in capital	Percentage of effective ownership	Principal activities

American Federal Mining Group, Inc. (“AFMG”)	Illinois November 15, 2005	$10	100%	Investments holdings

Inner Mongolia Xiangzhen Mining Industry Group Co. Ltd. (“Xiangzhen Mining”)	The PRC July 3, 2002	RMB 50,000,000	100%	Acquisition, exploration and extraction, and development of natural resource properties

Wulatehouqi Qianzhen Mining Company Ltd. (“Qianzhen Mining”)	The PRC June 22, 2002	RMB 2,333,332	100%	Sale and refinery of nonferrous metals, ore dressing, and sale of chemical products

Xinjiang Tianzhen Mining Company Limited (“Tianzhen Mining”)	The PRC April 13, 2004	RMB 1,612,000	100% (a)	Extraction of nonferrous metals, ore dressing and refinery, and sale of construction materials

Wulatehouqi Qingshan Nonferrous Metal Developing Company Limited (“Qingshan”)	The PRC April 23, 1995 (Acquired on April 12, 2006)	RMB 4,100,000	60%	Nonferrous ore dressings, copper, zinc, lead etc

Xinjiang Bu Er Jin County Xing Zhen Mining Company (“Xingzhen Mining”)	The PRC April 10, 2006 (Acquired on April 28, 2006)	RMB 1,000,000	80%	Exploration of solid metals, refinery and sale of mining products.

(a) This company has a de minimis number of 1% equity interest owned by its executive officer, Xiao Jing Yu, as required by PRC’s Business Enterprise law.

NOTE 2

RECAPITALIZATION AND REORGANIZATION

On July 14, 2006, Earth Products & Technologies, Inc. (“EPTI”) completed the terms of a stock exchange agreement with AFMG.  Pursuant to the stock exchange agreement, EPTI issued 20,000,000 shares of its common stock, of which 17,687,000 shares were issued to shareholders of AFMG, 1,013,000 shares to management of AFMG and 1,300,000 shares to the financial advisors of AFMG, in exchange for a 100% equity interest in AFMG, making AFMG a wholly-owned subsidiary of EPTI.

EPTI was incorporated in Nevada in 1986 under the name of Mainstay Investments, Inc. From 1997 to 1998 EPTI attempted to develop technologies to remove or reduce pollutants. In January 1999, EPTI divested all of the operations and became inactive.

The above stock exchange transaction resulted in the shareholders of AFMG obtaining a majority voting interest in EPTI. Generally accepted accounting principles in the United States of America require that the Company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes. Consequently, the stock exchange transaction has been accounted for as a recapitalization of AFMG as AFMG acquired a controlling equity interest in EPTI as of September 15, 2006. The reverse acquisition process utilizes the capital structure of EPTI and the assets and liabilities of AFMG recorded at historical cost.

AFMG is the continuing operating entity for financial reporting purposes, and the financial statements prior to September 15, 2006 represent AFMG’s financial position and results of operations.  As of the date of reverse takeover, the only asset of EPTI was cash amounting to $531, with 1,297,700 shares of common stock outstanding.  Al though AFMG is deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of EPTI as the surviving corporation did not change.

Subsequent to completion of the reverse takeover transaction, on October 5, 2006, EPTI changed its name to China Shen Zhou Mining and Resources, Inc.

NOTE 3

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company’s Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production depreciation, depletion and amortization calculations; estimates of fair value for certain reporting units and asset impairments (including impairments of goodwill, long-lived assets and investments); write-downs of inventory to net realizable value; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of China Shen Zhou Mining & Resources, Inc.  and more-than-50%-owned subsidiaries that it controls and entities over which control is achieved through means other than voting rights (see Note 2). All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”).

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Restricted cash is excluded from cash and cash equivalents and is included in other current and long-term assets.

Available-for-sale investments

The Company accounts for its investments in auction rate securities in accordance with FAS No. 115. Specifically, when the underlying security of an auction rate security has a stated or contractual maturity date in excess of 90 days, regardless of the frequency of the interest rate reset date, the security is classified as an available-for-sale marketable debt security.

Accounts receivable

Accounts receivable is stated at cost, net of allowance for doubtful accounts. The Company provides for an allowance for doubtful accounts for those third party trade accounts that are not collected within one year.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Costs of work-in-progress and finished goods are composed of direct materials, direct labor and an attributable portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. The Company has provided an inventory reserve.

Property, plant and mining assets

Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives, which do not exceed the related estimated mine lives, of such facilities based on proven and probable reserves.

Mineral exploration costs are expensed according to the term of license granted to the Company. Extraction rights are stated at the lower of cost and recoverable amount.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, extraction rights and other costs incurred prospectively to develop the property are capitalized as incurred, and are amortized using the units-of-production (“UOP”) method over the estimated life of the ore body based on estimated recoverable volume in proven and probable reserves. At the Company’s surface mines, these costs include costs to further delineate the ore body and remove overburden to initially expose the ore body. At the Company’s underground mines, these costs include the cost of building access ways, shaft sinking and access, lateral development, drift development, ramps and infrastructure development.

Major development costs incurred after the commencement of production are amortized using the UOP method based on estimated recoverable volume in proven and probable reserves. To the extent that these costs benefit the entire ore body, they are amortized over the estimated life of the ore body. Costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are amortized over the estimated life of that specific ore block or area.  Interest cost allocable to the cost of developing mining properties and to constructing new facilities, if any,  is capitalized until assets are ready for their intended use.

Land use rights are stated at cost, less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of 25 years.

To summarize, the Company’s depreciation and amortization policies on fixed assets are as follows:

Useful Life
(In years)
Land use rights	25
Buildings	25
Machinery	12
Mining assets	UOP
Motor vehicle	6
Equipment	5
Extraction rights	UOP
Exploration rights	License term
Construction in progress	Nil

Stripping Costs

Stripping costs are costs of removing overburden and other mine waste materials.  Stripping costs incurred during the production phase of a mine are variable production costs that are included as a component of inventory to be recognized in cost of sales in the same period as the revenue from the sale of inventory.

Asset Impairment

(a) Long-lived Assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable metals, corresponding expected commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital, all based on life-of-mine plans. Existing proven and probable reserves and value beyond proven and probable reserves are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable metals” refers to the estimated amount of metals that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable metals from such exploration stage metal interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable metals prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

(b) Goodwill

The Company evaluates, on at least an annual basis, the carrying amount of goodwill to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable. To accomplish this, the Company compares the estimated fair value of its reporting units to their carrying amounts. If the carrying value of a reporting unit exceeds its estimated fair value, the Company compares the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying value over the fair value is charged to earnings. The Company’s fair value estimates are based on numerous assumptions and it is possible that actual fair value will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

Revenue Recognition

Revenue is recognized, net of PRC business taxes, and treatment and refining charges, from a sale when the price is determinable, the product has been delivered, the title has been transferred to the customer and collection of the sales price is reasonably assured. Revenues from by-product sales are credited to costs applicable to sales as a by-product credit.

Income and Mining Taxes

The Company accounts for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of the Company’s liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for the Company, as measured by the statutory tax rates in effect. The Company derives its deferred income tax charge or benefit by recording the change in either the net deferred income tax liability or asset balance for the year. Mining taxes represent PRC taxes levied on mining operations and are classified as cost of sales, as such taxes are based on a percentage of mining output.

The Company’s deferred income tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

Transportation charges

Transportation charges represent costs to deliver the Company’s inventory to point of sale.  Transportation costs are expensed and charged to cost of sales as incurred

Foreign Currency

On July 21, 2005, the People’s Bank of China announced an upward adjustment in the Renminbi (“RMB”) exchange rate against the U.S. dollar of 2%. Subsequently, the exchange rate of the Renminbi will be valued against a number of currencies, rather than just exclusively to the United States dollar.

The functional currency of the Company is the Chinese Renminbi. However, the Company reports in U.S. dollars.  The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Statements of Operations amounts have been translated using the average exchange rate for the year.

At December 31, 2006, the revenues and expenses of the Company were translated to U.S. dollars at US$1.00 = RMB7.958 and the assets and liabilities of the Company maintained in Renminbi translated to U.S. dollars at US$1.00 = RMB7.808. At December 31, 2005, the revenues and expenses of the Company were translated to U.S. dollars at US$1.00 = RMB8.2402 and the assets and liabilities of the Company maintained in Renminbi translated to U.S. dollars at US$1.00 = RMB8.1807. For the years ended December 31, 2006 and 2005, foreign currency translation adjustment of approximately $75,000 and $557,000, respectively, has been reported as comprehensive income in the consolidated statement of stockholders’ equity and comprehensive income.

Although the Chinese government regulations now allow convertibility of RMB for current account transactions, significant restrictions still remain.  Hence, such translations should not be construed as representations that RMB could be converted into U.S. dollars at that rate or any other rate.

The value of RMB against U.S. dollars and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions.  Any significant revaluation of RMB may materially affect our financial condition in terms of U.S. dollar reporting.

Stock Based Compensation

On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the requirements of SFAS No. 123R for the fiscal year beginning on January 1, 2006, and recorded the compensation expense for all unvested stock options existing prior to the adoption during the period.

Net income per common share

Basic and diluted earnings per share are presented for net income and for income from continuing operations. Basic earnings per share is computed by dividing Net income by the weighted-average number of outstanding common shares for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts that may require the issuance of common shares in the future were converted. Diluted earnings per share is computed by increasing the weighted-average number of outstanding common shares to include the additional common shares that would be outstanding after conversion and adjusting net income for changes that would result from the conversion. Only those securities or other contracts that result in a reduction in earnings per share are included in the calculation.

Fair value of financial instruments

The carrying amount of cash and cash equivalents, cash, available-for-sale securities, accounts receivable, accounts payable, accrued liabilities, bank loan payable, notes payable, current portion of long term debt, long term debt approximate fair value.

Comprehensive Income

SFAS No.130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income (loss) includes foreign currency translation adjustments. Total comprehensive income for the years ended December 31, 2006 and 2005 was $1,321,000 and $75,000, respectively

Recent accounting pronouncements

On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment- Revised 2004,” using the modified prospective transition method.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). This interpretation prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006 (i.e., the beginning of our fiscal year 2007). We do not expect that the adoption of FIN 48 will have a material impact on our consolidated financial statements.

 In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value instruments.  SFAS 157 does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (our fiscal 2008). We believe that implementation of SFAS 157 will have little or no impact on our Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to fully recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position and provide additional disclosures.  We believe that implementation of SFAS 157 will have little or no impact on our Consolidated Financial Statements since we have no applicable plans,.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. On December 30, 2006, we adopted SAB 108. Our adoption of SAB 108 did not impact our financial statements.

NOTE 4

WRITE-DOWN OF LONG-LIVED ASSETS

During 2006, the Company has abandoned various low-yield assets to reallocate its cashflows for better opportunities. The carrying value of abandoned mining assets and respective land use rights being written-down and charged to cost of sales for the year then ended was approximately $454,918.

NOTE 5

OTHER INCOME

	Years ended December 31,
	2006	2005
	(In thousands)	(In thousands)

Gain on disposal of fixed assets	$142	$-
Investment income	90	-
Tax refund	28	131
Others	38	62
	$298	$193

NOTE 6

INCOME TAXES

The PRC subsidiaries within the Company are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate.

The Company’s income tax (expense)/benefit consisted of:

	Years ended December 31,
	2006	2005
	(In thousands)	(In thousands)
Current:
- PRC	$(31)	$(345)

Deferred:
- PRC	216	60
	$185	$(285)

A reconciliation of the provision for income taxes determined at the statutory average state and local income tax to the Company’s effective income tax rate is as follows:

	2006	2005

Pre-tax income before minority interests	$1,163	$1,358
United States statutory corporate income tax rate	35%	35%
Income tax (expense) computed at United States statutory corporate income tax rate	$(407)	$(475)
Reconciling items
Rate differential for PRC earnings	(180)	(27)
Impact of tax holiday of PRC subsidiaries	(3,839)	(467)
Loss not recognized as deferred income tax assets	(694)	(210)
Non-deductible expenses	(2,733)	(94)
Effective tax benefit/(expense)	$185	$285

As of December 31, 2006, the Company’s deferred income tax assets were mainly arisen from temporary difference in depreciation and amortization under PRC GAAP and US GAAP.

NOTE 7

EARNINGS PER SHARE

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income per common share is computed similarly to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Years ended December 31,
	2006	2005

Income available to common shareholders:
- Basic	$1,380	$1,073
- Increase for interest expense on convertible notes	37	-
- Diluted	$1,417	$1,073

Weighted average number of shares:
- Basic	18,735	17,687
- Increase in number of shares if the convertible notes were converted into common shares	8,750	-
- Diluted	27,485	17,687

Earnings per share
- Basic	$0.074	$0.061

- Diluted	$0.052	$0.061

Given the closing price of the Company’s shares as at December 31, 2006 was $2.95, the conversion price of $3.20 of the options and warrants would be considered as not in the money and anti-dilutive, and therefore excluded from the calculation of diluted earnings per share.

NOTE 8

ACQUISITIONS

Qingshan

On April 27, 2006, we completed the acquisition of a 60% ownership interests in Qingshan. Under the terms of the acquisition agreement, Qingshan shareholders received an aggregate consideration of approximately $2.561 million.  Qingshan has been granted the mining right certificate for a copper-zinc-lead mine in Wulatehouqi by the Ministry of Land and Resources of the PRC with a current term from October 2005 to October 2008.

Management of the Company considered that stable and sufficient supply of raw zinc and copper minerals as one of the critical success factors of Qianzhen Mining’s ore-dressing operations.  Qingshan is well established and owns considerable copper and zinc reserves.  Moreover, its location is not far away from Qianzhen Mining. We believes that the acquisition of Qingshan is to the benefit of the Company and the shareholders.

The total purchase consideration of the merger is as follows: (in thousands)

Cash	$1,409
Value of stock payable to the original shareholders of Qingshan*	1,152

Total purchase consideration	$2,561

The amount of approximately $1.409 million was paid as a down payment in April 2006. The remaining portion of $1.152 was subsequently settled on March 15, 2007 by issuing 284,810 shares of China Shen Zhou’s common shares at a market price of $4 per share.

Allocation of initial purchase consideration (in thousands):

Net assets of Qingshan as of April 12, 2006:

Extraction rights	$1,149
Inventories	132
Property, plant and mining assets, net	457
Other current assets	90

Net assets	$1,828

Minority interest	(268)

Net book value of assets acquired and liabilities assumed	$1,560

Total purchase consideration	2,561

Goodwill	$1,001

Xingzhen Mining

On April 28, 2006, we completed the acquisition of a 80% ownership interests in Xingzhen Mining from Mr. Li Leyi. Under the terms of the acquisition agreement, Mr. Li received an aggregate consideration of approximately $3.587 million.

Xingzhen Mining holds the exploration right to the Xinjiang Buejin Kerbulaiker Copper-Zinc Mines (the “Kerbulaiker Coppe-Zinc Mines), which expired on July 14, 2006. The Kerbulaiker Copper-Xinc Mines is considered to have very considerable quality copper and zinc reserves by experts.

Given the persistent increase in the trading price of nonferrous metals, we believe that the acquisition of Xingzhen Mining will enable the Company to capture golden business opportunities in the foreseeable.

As of the date of this report, Xingzhen Mining is in the final process of applying for the extraction right of the above-mentioned mine, and believes that as soon as the extraction rights are issued by the PRC Government, they can commence extraction of the proven minerals.

The total purchase price and the allocation of the purchase price discussed below. The total purchase price of the merger is as follows: (in thousands)

Cash	$1,025
Value of stock payable to Mr. Li	2,561

Total purchase consideration	$3,586

The amount of approximately $1.025 million was paid in cash as of September 30, 2006.  The remaining portion of $2.561 million was subsequently settled on March 15, 2007 by issuing 632,910 shares of China Shen Zhou’s common shares at a market price of $4 per share.

Allocation of initial purchase consideration (in thousands):

Net assets of Xingzhen Mining as of April 28, 2006:

Extraction rights	$3,475
Property, plant and mining assets, net	10
Bank balances and cash	122
Other receivables, deposits and prepayments	50
Other payables	(45)

Net assets	3,612

Minority interest	(26)

Net book value of assets acquired and liabilities assumed	3,586

Total purchase consideration	3,586

$-

No pro forma information is needed for 2006 and 2005 as the operations at both locations were not significant.

NOTE 9

AVAILABLE-FOR-SALE INVESTMENTS – MARGIN DEPOSITS

Amount represents margin deposits paid to a dealing agent. During the year ended December 31, 2006, the Company had participated in trading of metal futures. As of December 31, 2006, the agent account was not in open position, and the entire amount has been withdrawn from the agent’s account subsequent to the balance sheet date.  For the year ended December 31, 2006, investment income in associate with available-for-sale investments of approximately $90,000 was credited to the Company’s other revenue.

NOTE 10

ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31, 2006	December 31, 2005
	(In thousands)	(In thousands)

Accounts receivable	$959	$652
Less: Allowance for doubtful accounts	(14)	(12)
	$945	$640

The activity in the Company’s allowance for doubtful accounts is summarized as follows:

	December 31, 2006	December 31, 2005
	(In thousands)	(In thousands)
Balance at the beginning of the year	$12	$-
Add: provision during the year	2	12
Balance at the end of the year	$14	$12

NOTE 11

INVESTMENT DEPOSITS

		December 31, 2006	December 31, 2005
		(In thousands)	(In thousands)

In connection with the acquisition of Tun Lin Limited Liability Company	(a)	$10,000	$-
Refundable deposits in connection with an abandoned acquisition	(b)	1,025	-
		11,025	-
Less: Current portion		(1,025)	-
Non-current portion		$10,000	$-

(a) On November 6, 2006, Xiangzhen Mining entered into contractual arrangements with Mr. Li Jiaxing and Mr. Huang Guan to appoint Mr. Li and Mr. Huang to acquire the entire ownership of Kichi-Chaarat Closed Joint Stock Company (“Kichi-Chaarat”)  at a cash consideration of $10,000,000 in aggregate.  Mr. Li and Mr. Huang jointly owned Tun Lin Limited Liability Company (“Tun Lin”), which is a Kyrgyz Republic registered company.  Pursuant to the arrangements, Tun Lin will acquire the entire ownership in Kichi-Chaarat from Altyn Minerals (BVI) Ltd.  Subsequently, Xiangzhen Mining will acquire the entire ownership in Tun Lin.  The major asset of Kichi-Chaarat is the subsoil use right for the pupose of (i) mining for gold and other metals within the Kuru-Tegerek licensed area; and ii) exploration for gold and other metals within the Kuru-Tegerek licensed area.  The purchase consideration was fully settled in 2006.  However, pursuant to the legal opinion of the Company’s legal consultants in Kyrgyzstan law, the acquisition of Tun Lin “is not deemed to have completed until the transfer has been approved by the Kyrgyz authority and Xiangzhen Mining has been issued a share registration certificate which confers the lawful ownership of Tun Lin to Xiangzhen Mining.”

(b) On June 6 2006, the Company entered into an agreement with Mr. Xu Zhong Guo to acquire 70% ownership in exploration rights of Qinghai Menyuan Xian Yikeshu hard coal mine.  Under the terms of the acquisition agreement, Mr. Xu was required to transfer the exploration rights to one of our group companies by not later than July 2006. In return, Mr. Xu would be entitled to receive an aggregate consideration of approximately $1.025 million in cash and $1.537 million worth of our common stock, totaled approximately $2.562 million upon the completion of the transaction. As required by the agreement, the Company had partially deposited $1.025 million cash to Mr. Xu in September 2006.

Since Mr. Xu cannot honor the agreement to transfer the exploration rights to one of our companies before the deadline, both parties agreed to terminate the agreement.  Pursuant to the cancellation agreement entered into between the Company and Mr. Xu on March 25, 2007, the acquisition was abandoned and Mr. Xu has already remitted the $1.025 million deposits to us on April 11, 2007.

NOTE 12

DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following:

		December 31, 2006	December 31, 2005
		(In thousands)	(In thousands)

Prepayments and advances	(a)	$2,976	$1
Refundable advances	(b)	702	-
Tax recoverable		75	96
Other receivables		362	56
		$4,115	$153

(a)

Included in prepayments and advances is a paid-in-advance to Wulatehouqi Zijin Mining Co., Ltd. (“Wulatehouqi Zijin”) of approximately $2,755,125 for purchase of raw materials.  (See also Note 28).

(b)

Amount represents advances in connection with the abandoned acquisition of exploration rights of Qinghai Menyuan Xian Yikeshu hard coal mine. The balance is refundable from the sellor of the transaction.

NOTE 13

INVENTORIES

Inventories consisted of the following:

	December 31, 2006	December 31, 2005
	(In thousands)	(In thousands)

Raw materials	$237	$78
Consumables	489	365
Finished goods	647	1,985
	$1,373	$2,428

NOTE 14

DUE FROM RELATED PARTIES

Due from related parties consisted of the following:

		December 31, 2006	December 31, 2005
		(In thousands)	(In thousands)

Due from related parties:
- Due from a director
Mr. He Lin Cui	(a)	$45	$-

- Due from a joint venture partner:
Xinjiang Tianxiang New Technology Development Company Limited	(b)	26	-
		71	-

(a) Balance represents miscellaneous advances to Mr Cui.

(b) Xinjiang Tianxiang New Technology Development Company Limited is the minority shareholder of Xingzhen Mining. The balance as of December 31, 2006 represents miscellaneous advances to the minority shareholders.

NOTE 15

PROPERTY, MACHINERY AND MINING ASSETS, NET

Property, machinery and mining assets consisted of the following:

	December 31, 2006	December 31, 2005
	(In thousands)	(In thousands)

Land use rights	$1,485	$1,644
Buildings	2,209	1,870
Machinery	4,972	5,129
Mining assets	1,614	1,275
Motor vehicles	844	681
Equipment	174	56
Extraction rights	1,149	-
Exploration rights	5,451	1,886
Construction in progress	3,514	687
	21,412	13,228
Less:
- Accumulated depreciation and amortization	(5,053)	(3,505)
	$16,359	$9,723

Depreciation and amortization

Depreciation and amortization expense in aggregate for the year ended December 31, 2006 and 2005 was approximately $2,432,000 and $1,263,000, respectively.

Security of fixed assets to bank loans

As of the year-end date, buildings of $2,078,062 and machinery of $2,086,501 have pledged as collateral for the bank borrowings. (See Note 18 below)

Exploration and extraction rights

As in most jurisdictions, mineral rights in China are divided into two types: extraction rights and exploration rights.

Extraction rights refer to the rights obtained in accordance with the law for exploitation of mineral resources and market control of mineral products. In nearly every jurisdiction in the world, mineral rights are absolutely exclusive. In China, however, there are no clear stipulations regarding the exclusivity of mineral rights. The Amendment of China Mining Regulation stressed the security of mineral rights and its Article 6 stated that “upon discovery of mineral resources, the exploration licensees have the privileged priority to obtain mining rights to the mineral resources within the exploration area.”  According to the Ministry of Land and Resources, this privileged priority will be guaranteed under further amendments to be made in the near future.

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

NOTE 16

GOODWILL

The carrying amount as of December 31, 2006 represents goodwill arising from the acquisition of Qingshan during the year.  (See note 8)

NOTE 17

WARRANTS LIABILITY

Together with the issuance of the Notes, the Company issued a put warrant (“Warrant”) to one of the Financial Advisors for the purchase of 875,000 shares of the Company’s common stock at an exercise price of $3.20 per share, exercisable on or before 3 years from the date of grant.  As of December 31, 2006, the fair value of the Warrant is approximately $1,030,000.

NOTE 18

SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following:

	December 31, 2006	December 31, 2005
	(in thousands)	(in thousands)

8.37% note payable to Baiyin Credit Union (“Baiyin Credit Union”, located at Baiyin City, Gansu province, the PRC), matured on December 28, 2006, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by mineral reserve	$-	$263

5.4% note payable to Ministry of Finance of Siziwanqi, (located at Wulanchabu City, Inner-Mongolia province of the PRC) repayable on demand, with interest due on the 20th day of each quarter	108	122

7.812% note payable to Industrial and Commercial Bank of China, Siziwangqi Branch matures on November 29, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by machinery and of $2,086,501	191	182

8.37% note payable to Baiyin Credit Union, matured on December 28, 2006, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by building of $2,078,062 and other assets of $1,589,106	-	1,528

8.928% note payable to Baiyin Credit Union matures on November 24, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by assets of $1,600,922	1,281	-

8.37% note payable to Baiyin Credit Union matured on February 22, 2006, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by mineral reserve	-	183

8.37% note payable to Baiyin Credit Union matured on February 22, 2006, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by mineral reserve	-	122

8.37% note payable to Baiyin Credit Union matured on February 22, 2006, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by mineral reserve	-	31

8.37% note payable to Baiyin Credit Union matured on March 6, 2006, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by mineral reserve	-	98

8.37% note payable to Baiyin Credit Union matured on March 13, 2006, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by mineral of reserve	-	122

8.37% note payable to Baiyin Credit Union matured on March 26, 2006, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by mineral of reserve	-	122

8.37% note payable to Baiyin Credit Union matured on September 20, 2006, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by mineral reserve	-	244

8.37% note payable to Baiyin Credit Union matures on December 28, 2006, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by mineral reserve	-	331

7.056% note payable to Baiyin Credit Union matures on December 26, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by personal assets of the Company’s CEO	77	-

7.056% note payable to Baiyin Credit Union matures on August 18, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by personal assets of the Company’s CEO	102	-

7.056% note payable to Baiyin Credit Union matures on February 28, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by personal assets of the Company’s CEO	51	-

8.928% note payable to Baiyin Credit Union matures on February 28, 2007 with interest due on the 20th day of each quarter and principal due at date of maturity, secured and mineral reserve and guaranteed by Qianzhen Mining	256	-

8.928% note payable to Baiyin Credit Union matures on February 22, 2007 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	192	-

9.36% note payable to Credit Union of Silver City matures on March 6, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	102	-

8.928% note payable to Baiyin Credit Union matures on February 28, 2007 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	90	-

8.928% note payable to Baiyin Credit Union matures on February 22, 2007 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	90	-

9.36% note payable to Credit Union of Silver City matures on March 13, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	128	-

Total	2,668	3,348

NOTE 19

OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:

		December 31, 2006	December 31, 2005
		(In thousands)	(In thousands)

Outstanding purchase consideration payable for acquisition of subsidiaries	(a)	$3,713	$-
Accrued debt issuance costs	(b)	2,271	-
Receipts in advance		671	492
Accruals for payroll, bonus and other expenses		297	98
Others payables		414	296

		$7,366	$886

(a) The amount represents outstanding purchase consideration payable for acquisition of Qingshan and Xingzhen Mining, and was subsequently settled by means of issuing the Company’s shares to the sellers.

(b) The balance mainly represents outstanding financing commission paid to financial advisors, legal service fees, and other relating costs incurred at the issuance of convertible note during 2006.

NOTE 20

DUE TO A DIRECTOR

The balance represents advances from the CEO of the Company and is due on demand.

NOTE 21

CONVERTIBLE NOTES PAYABLE

Convertible notes

On December 27, 2006, the Company entered into a Notes Purchase Agreement with Citadel Equity Fund Ltd. (“Citadel”), under the terms of which Citadel purchased a total of US$28,000,000 in convertible senor notes (“Notes”).  The Notes conditionally bear interest at 6.75% per annum, payable semi-annually, and have a maturity of December 27, 2012.  Pursuant to the Notes Purchase Agreement:

 i) If the listing of the Company on any of the national stock exchange has occurred on or prior to November 15, 2007 and if the Company maintains such listing, at the rate of 6.75% per annum of the Original Principal Amount of the Notes, from and including November 15, 2007;

ii) If the listing occurred after November 15, 2007 and if the Company maintains such listing, at the rate of 8.5% per annum of the Original Principal Amount of the Notes, from and including the date of re-listing;

iii) If the listing has not occurred on or before November 15, 2007 or if the Company is not at that time currently maintaining such listing, at the rate of 10.50% per annum of the Original Principal Amount of the Notes, from and including November 15, 2007, provided that at any such time as the re-listing is achieved, the provision (ii) apply.

The Notes are convertible at the option of the holders, at any time on or prior to maturity, into common shares of the Company.  The pre-determined convertible price is $3.20 per share. However, if at any time during the period from 15 August 2007 to 15 September 2007 (“the Reference Period”), the 30-day historical weighted average price (each, a “Reference Price”) of the Company’s common stock is less than $2.90 per share, then the conversion price should be adjusted to the lowest Reference Price but shall not below $2.00 per share. In addition, in no event shall the number of Conversion Shares issuable upon conversion of all the outstanding Notes exceed 49.90% of all outstanding shares upon the conversion of all of the outstanding Notes.

The principal is accreted 5% per annum, on semi-annual basis.  The Company can redeem all of the Notes on or after 27 December 2009, at 110% of the then Accreted Principal Amount, plus accrued and unpaid interest to but excluding the redemption date. Note holders have rights to request the Company to repurchase the Notes at a price in cash equal to 104% of the then accreted principal amount plus accrued and unpaid interest to the redemption rate if there is a change of control of the Company.  In addition, from and after 27 December 2009, Note holders have the right to require the Company to repurchase the Notes at a price 100.0% of the then Accreted Principal Amount plus accrued and unpaid interest to the redemption date.

Debt issuance costs

The issuance costs directly associated with the Notes and Warrants were $2,517,938 in aggregate.  The amount is capitalised as deferred debt issuance costs, and is being amortized on the straight-line method over the term of the convertible loan, with the amounts amortized being recognized as interest expense. Any unamortized debt issuance costs remaining at the date of conversion of the loan will be recognized as interest expense in the period the conversion takes place.

NOTE 22

MINORITY INTERESTS

The activities of the minority interests’ equity during the year ended December 31, 2005 and 2006 are summarized as follows (dollars in thousands):

Beginning balance (January 1, 2005 and 2006)	$-
Arising from acquisitions	294
Minority interests in income	(32)
Exchange realignment	(4)
Balance, December 31, 2006	$258

NOTE 23

DEFINED CONTRIBUTION RETIREMENT PLANS

As stipulated by the regulations of the PRC government, companies operating in the PRC have defined contribution retirement plans for their employees. The PRC government is responsible for the pension liability to these retired employees. Commencing from January 1, 2002, the Company was required to make specified contributions to the state-sponsored retirement plan at 20% of the basic salary cost of their staff. Each of the employees of the PRC subsidiaries is required to contribute 6% of his/her basic salary.

NOTE 24

EQUITY BASED TRANSACTIONS

The Company had the following equity based transactions during the years ended December 31, 2006:

		December 31, 2006	December 31, 2005
		(In thousands)	(In thousands)

In associate with reverse takeover costs payable to Financial Advisors:
- 1,300,000 shares granted	(a)	$3,813	$-
- Options granted	(b)	764	-
		4,577	-

1,013,000 shares issued to Management of the Company as bonuses	(a)	$2,970	$-

(a) On September 15, 2006, EPTI was instructed by AFMG to issue i ) 1,300,000shares of its common stock to the financial advisors of AFMG for services relating to the reverse merger (“Financial Advisors”); ii) 1,013,000 shares of its common stock to management of AFMG and its subsidiaries as bonus payment.  The fair market price of the Company’s stock on that date, based on the valuation report issued by a professional valuation firm, was $2.9335 per share. Accordingly, the fair value of reverse takeover costs was $2,971,636 was charged as reverse takeover costs, and the fair value of bonus payment to management was  $3,813,550 were charged to general and administration expenses for the year ended December 31, 2006.

(b) On March 12, 2005, Xiangzhen Mining granted a three-year option, effective from the completion of the reverse takeover transaction, to the Financial Advisors to invest up to $2,000,000 (limited to no more than 10% of the Company’s issued equity) to China Shen Zhou.   The fair value of the option was determined to be $763,750 using Black-Scholes Model and was charged as reverse takeover expense.  Valuations derived from this model are subject to ongoing internal and external review. The model uses market-sourced inputs such as interest rates, and option volatilities. Selection of these inputs involves management's judgment and may impact net income. The Company has obtained a valuation report from a professional valuation firm to support its estimates. The principal assumption used to value these complex freestanding financial instruments was as follows:

Embedded Conversion Feature
Expected life (in years)	3 years
Expected volatility	60.12%
Risk-free interest rate	4.63%
Dividend yield	Nil

NOTE 25

RESERVES

In accordance with the PRC Companies Law, the Company’s  PRC subsidiaries were required to transfer 10% of their profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve and a percentage of not less than 5%, as determined by management, of the profit after tax to the public welfare fund, With the amendment of the PRC Companies Law which was effective from January 1, 2006, enterprises in the PRC are no longer required to transfer any profit to the public welfare fund. Any balance of public welfare fund brought forward from December 31, 2005 should be transferred to the statutory surplus reserve. The statutory surplus reserve is non-distributable.

NOTE 26

ASSET RETIREMENT OBLIGATIONS

The Company’s mining and exploration activities are subject to various PRC laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with applicable laws and regulations in all material respects.

The Company’s mining operations are subject to “Natural Resource Compensation Charges”, but the charging rate varies in different cities in the PRC.  Tianzhen Mining was granted exemptions for 5 years, effective from 2004.  Xiangzhen Mining and Qingshan were charged at net turnover * 2% * a special index solely determined by local government.  Qianzhen Mining was engaged in refinery of metals and no involved in any mining activities in 2006. As such, they are not subject to the charge. Xingzhen Mining has not commenced its business.

As of December 31, 2006 and 2005, Natural Resource Compensation Charges of $115,810 and $30,543, respectively, were charged to operations and included in cost of sales.

NOTE 27

COMMITMENTS AND CONTINGENCIES

General

The Company follows FAS No. 5, “Accounting for Contingencies,” in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable  that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

Mining industry in PRC

The Company's mining operations are and will be subject to extensive national and local governmental regulations in the China, which regulations may be revised or expanded at any time. A broad number of matters are subject to regulation.  Generally, compliance with these regulations requires the Company to obtain permits issued by government, state and local regulatory agencies.  Certain permits require periodic renewal or review of their conditions.  The Company cannot predict whether it will be able to obtain or renew such permits or whether material changes in permit conditions will be imposed.  The inability to obtain or renew permits or the imposition of additional conditions could have a material adverse effect on the Company's ability to develop and operate its properties.

Environmental matters

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

NOTE 28

CONCENTRATION OF CUSTOMERS AND SUPPLIERS

During the year 2006, Wulatehouqi Zijin was the only supplier of Qianzhen Mining’s raw minerals, whereas Bayannaoer Zijin Nonferrous Metal Co., Ltd. (“Bayannaoer Zijin”, a related company of Wulatehouqi Zijin) was one of the major customers of Qianzhen Mining which contributed approximately $5,690,000 or 25.4% of the Company’s consolidated net turnover.

On December 10, 2005, Qianzhen Mining entered into an agreement with Wulatehouqi Zijin. Pursuant to the agreement, Wulatehouqi Zijin agreed to supply up to 200,000 tons of raw minerals at a fixed price of RMB65/ton to Qianzhen Mining in 30 months of time, and each month the quantity supplied cannot be lower than 8,000 tons.  Besides, Wulatehouqi Zijin will stop supplying raw minerals to Qianzhen Mining once the terms are completed.  Pursuant to the agreement, both parties also agreed that the zinc products of Qianzhen Mining “should be sold to Bayannaoer Zijin at market price”.

In addition to the aforementioned, our nonferrous metal product business had another significant customer which accounted for approximately $7,907,000 or 35.3% of our consolidated net turnover in 2006.

NOTE 29

RELATED PARTY TRANSACTION

As of December 31, 2006, certain of the Company’s bank loans were secured by personal assets of the CEO of the Company:

December 31, 2006
(In thousands)

7.056% note payable to Baiyin Credit Union mature on December 26, 2007	$77
7.056% note payable to Baiyin Credit Union mature on August 18, 2007	102
7.056% note payable to Baiyin Credit Union mature on February 8, 2007	51

230

76