Form 10KSB/A
period 2006-12-31
CHINA SHEN ZHOU MINING & RESOURCES, INC.
filed 2007-04-24
CIK 790024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1 to Form 10-KSB

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [  ] Yes [X]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes   [X] No

The Issuer’s revenue for its most recent fiscal year was $22,433,000.

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

EXPLANATORY NOTE

1

PART I

1

ITEM 1.

DESCRIPTION OF BUSINESS

1

Corporate History

1

Our Industry

2

Current Business Operations

3

Description of Products

3

Sales and Marketing

4

Our Major Customers

4

Competition

5

Our Business Strategies

5

Expansion of Production Capacity to Meet Demand

5

Increase Exploration Activities

6

Acquire More Mineral Resources

6

Expand into Down Stream Chemical Business

6

Competitive Advantages

6

Government Regulation

7

Employees

8

Risk Factors

8

ITEM 2.

DESCRIPTION OF PROPERTY

17

Detailed Description of Exploration and Mining Rights

18

Sumozaganaobao Fluorite Mine

18

Qingshan Metal

19

Exploration Rights

20

Xinjiang Wuqia Zunagen Lead & Zinc Mine

22

Xinjiang Wuqia Ejier Lead & Zinc Mine

22

ITEM 3.

LEGAL PROCEEDINGS

22

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

23

PART II

23

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES  23

Equity Compensation Plan Information

26

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

26

ITEM 7.

FINANCIAL STATEMENTS

36

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  37

ITEM 8A.

CONTROLS AND PROCEDURES

37

ITEM 8B.

OTHER INFORMATION

38

PART III

39

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT  39

Involvement in Certain Legal Proceedings

41

Compliance with Section 16(a) of the Securities Exchange Act of 1934

41

Code of Ethics

42

Director Nominees Recommended by Stockholders

42

Board Composition; Audit Committee and Financial Expert

42

-i-

ITEM 10.

EXECUTIVE COMPENSATION

42

Outstanding Equity Awards at Fiscal Year-End

43

Director Compensation

43

Retirement, Post-Termination and Change in Control

43

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  43

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

44

ITEM 13.

EXHIBITS

44

Statements filed as part of this Report

44

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

46

ii

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-KSB for the year ended December 31, 2006 initially filed with the Securities and Exchange Commission on April 17, 2005 is being filed to include several exhibits that were not filed with the original report and to correct typographical and reference errors in the document.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

Corporate History

Unless otherwise indicated, or unless the context otherwise requires, all references in this Annual Report to the terms “Company,” “CSZM,” “we,” “our,” or “us” mean China Shen Zhou Mining & Resources, Inc., a Nevada corporation.

We are the result of a share exchange/reverse takeover among Earth Products & Technologies, Inc., a Nevada corporation (“EPAT”) with American Federal Mining Group, Inc., an Illinois company (hereinafter “AFMG”), and the shareholders of AFMG.  The effective date of the transaction was September 15, 2006.  Pursuant to the transaction, EPAT issued a total of 20,000,000 shares of common voting stock to AFMG Shareholders, in exchange for 100% of AFMG’s common stock.  The common stock was issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.  This transaction will be accounted for as a reverse takeover (recapitalization) with AFMG deemed the acquirer for accounting purposes and EPAT the legal acquirer.

As a result of the share exchange/reverse takeover, AFMG became a wholly-owned subsidiary of EPAT, with EPAT, which previously had no material operations, becoming a holding company for the business of AFMG and its subsidiaries.  AFMG is a holding company, incorporated in Illinois, whose principal business is the ownership of entities in the People’s Republic of China (“PRC” or “China”) engaged in the acquisition, exploration, extraction and development of mining properties.

The share exchange/reverse takeover resulted in a change in voting control of EPAT.  The former shareholders of AFMG now hold a total of 20,000,000 shares of common stock, or approximately 94% of the outstanding common stock of EPAT, and the original EPAT shareholders now hold a total of 1,297,700 shares of common stock, or approximately 6% of the outstanding common stock.  At the closing, EPAT’s officers and directors resigned, and Xiao-Jing Yu was appointed as President of EPAT.   Effective October 20, 2006, EPAT changed its name to China Shen Zhou Mining & Resources, Inc.

AFMG owns all of the registered capital of Inner Mongolia Wulatehouqi Qianzhen Ore Processing Co., Ltd. (“Qianzhen Mining”), a limited liability company organized in the PRC.   Qianzhen Mining holds 67% of the registered capital of Inner Mongolia Xiangzhen Mining Group Co., Ltd., a limited liability company organized in the PRC (“Xiangzhen Mining”), with the remaining 33% of the registered capital of Xiangzhen Mining being held by AFMG, thus effectively making Xiangzhen Mining a wholly-owned subsidiary of AFMG.  Xiangzhen Mining also holds 99% of the registered capital of Xinjiang Wuqia Tianzhen Mining Co., Ltd. (“Tianzhen Mining”), and the remaining 1% of Tianzhen Mining is held by Yu Xiao-Jing, President of AFMG, in trust for Qianzhen Mining.   Qianzhen Mining owns 60% of Wulatehouqi Qingshan Nonferrous Metal Development Co., Ltd. (“Qingshan Metal”).   The other 40% of Qingshan Metal is owned by several individual shareholders.   Xiangzhen Mining owns 80% of Xinjiang Buerjin County Xingzhen Mining Co., Ltd. (“Xingzhen Mining”).  The other 20% is owned by Xinjiang Tianxiang New Technology Development Co., Ltd.

The table below illustrates the corporate structure of the Company:

We are a public company.  Our securities are quoted on the OTC Bulletin Board under the symbol “CSZM.OB.”

Our executive offices are located at No. 166 Fushi Road, Zeyang Tower, Suite 305 Shijingshan District, Beijing, China 100043.  Our telephone number is 86-010-68867292.

Our Industry

Our primary business activity is mining, processing and distributing of fluorite ore, copper, zinc, lead, and other mineral products.  Along with China’s modernization drive, its economy has witnessed significant growth in the past three decades, which brought about a rapid growth in its manufacturing capacity. Moreover, due to its investment environment and cheap labor, China has attracted many manufacturers from the developed countries. The increasing industrial capacity of China has caused, and is anticipated to cause, a high level of demand for industrial raw materials including fluorite and nonferrous metals.

Fluorite is mainly used by the steel industry as a melting agent and the fluorite chemical industry to manufacture hydrofluoric acid, a widely used raw material for the chemical industry.  With a rapid growth of the steel industry and the chemical industry in China, the demand for fluorite and nonferrous metals has increase significantly.  China produced 2.6 million metric tons of fluorite ore in 2004, 2.9 million metric tons in 2005, and 3.0 million metric tons in 2006.　About 76% of the annual output is for domestic consumption and 24% for export in 2006, according to the information published in the papers of the World Fluorite Conference of Shanghai and based on the estimates by China’s Fluorite Industry Association.  In 2010 the demand is expected to increase from 1.94 million to 2.25 million metric tons.  In recent years, large exports of fluorite and hydrofluoric acid have depleted fluorite resources in China.  In order to protect fluorite reserves, the Chinese government instituted an export quota system in 2001.

As a result of rapid economic development, the demand for nonferrous metals in China has also significantly increased in recent years.  According to the statistics of China’s Ministry of Land and Resources, China was only able to satisfy less than 40% of its demand for copper with domestic resources in 2006, and in 2010 the demand is expected to increase from 5.8 million to 6.5 million metric tons.  In

2005, China’s domestic consumption of zinc was 3.2 million metric tons, which exceeded its production of 2.78 million metric tons.

Due to limited natural resources, the prices for fluorite and nonferrous metals have increased in recent years.  According to the data of the Shanghai Future Exchange, the price for fluorite ore increased approximately 30% per year from 2004 to 2006.  The price of zinc increased 27% from 2004 to 2005 and over 90% from 2005 to 2006.  The price for copper increased 26% from 2004 to 2005 and over 65% from 2005 to 2006.

We expect the price of zinc and lead will continue to increase and the price of copper will remain high though it may experience significant fluctuations.

We anticipate the fluorite and nonferrous markets will provide excellent opportunities for us to grow.

Current Business Operations

Our primary business activity is mining, processing and distributing of fluorite ore, copper, zinc, lead, and other mineral products.  All of our business is conducted through our China-based subsidiaries.  We operate mines in the Inner Mongolia Autonomous Region and Xingjiang Uygur Autonomous Region, which are known for their rich reserves of high-grade minerals of fluorite, copper, lead and zinc.  Regional human resources of general labor and specialized professional mining teams are available to us at a low cost.  We maintain good relationships with the local governments by providing employment opportunities to the people and tax revenues to the government.  We have also achieved strategic cooperative alliances with several large-scale domestic steel or chemical enterprises after years of experience and relationships in the mineral markets.  Such alliances combined with the large resources available on hand provide the Company with a competitive advantage over others in the same industry.

The following table summarizes the business activities of AFMG’s subsidiaries:

Subsidiaries	Current Business Activities
Qianzhen Mining	Engage mainly in the processing of zinc-lead ore
Xiangzhen Mining	Engage mainly in the extraction and processing of fluorite ore
Xingzhen Mining	Engage mainly in exploration of zinc-copper mine
Tianzhen Mining	Engage mainly in the exploration of copper, zinc and lead mine
Qingshan Metal	Engage mainly in the extraction of copper-zinc ore, some processing

Description of Products

Fluorite:

We produce fluorite ore and refined fluorite powder.  Fluorite ore is mainly sold to steel companies such as Taiyuan Steel, Baotou Steel and Capital Steel.  In 2006, we produced approximately 51,000 metric tons of fluorite ore and had 17,000 metric tons of inventory.  Total sales were approximately US$4,340,000, accounting for approximately 82% of the revenues from our fluorite business.  Our refined fluorite is used mainly by fluorite chemical companies.  In 2006, we produced 14,800 metric tons of refined fluorite powder of which 12,800 metric tons was sold for approximately US$917,000, accounting for approximately 18% of our revenues from fluorite.

Nonferrous:

We produce refined zinc powder, refined lead powder and refined copper powder.  We extract zinc-lead-copper ore and process it into these powders which are sold to metallurgical companies which in turn produce zinc, lead and copper ingots.  In 2006, we produced approximately 15,000 metric tons of refined zinc powder, 2,300 metric tons of refined lead powder and 790 metric tons of refined copper powder, which accounts for approximately 82.9%, 12.7% and 4.4% of our revenues from our nonferrous business, respectively.

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

Major Supplier

We have one major supplier.  During the year 2006, Wulatehouqi Zijin Mining Co., Ltd. was the only supplier of Qianzhen Mining’s raw minerals.  In 2006, Qianzhen Mining purchased approximately 130,000 metric tons of zinc-lead ore and turned them into 14,000 metric tons of refined zinc powders and 1,900 metric tons of refined lead powder.  In 2006, Qingshan Metal produced on its own 41,000 metric tons of copper ore (to be turned into 790 metric tons of refined copper powder) and 5,500 metric tons of zinc-lead ore (supplied to Qianzhen Mining). In 2007, Qianzhen Mining will continue to purchase raw materials from Wulatehouqi Zijin or other third parties.  Our supply contract with Qulatehouqi Zijin terminates in April 2008.

Major Customers

In 2006, our revenues from our fluorite business and nonferrous business were $5.3 million and $17.1 million, respectively.

The following table shows our major customers (5% or more) for our nonferrous business as of December 31, 2006:

Number	Customer	Revenue ($1,000)	Percentage (%)
1	Baiyin Nonferrous Metals Company	7,907	46%
2	Wulatehouqi Zijin Mining Co., Ltd.	5,689	33%
3	Beijing Henghua Wanji Trading Co., Ltd.	1,388	8%
TOTAL			87%

The following table shows our major customers (5% or more) for our fluorite business as of December 31, 2006:

Number	Customer	Revenue ($1,000)	Percentage (%)
1	Taiyuan Iron and Steel Co., Ltd.	770	15%
2	Jinhe Chemical Industry Co., Ltd.	732	14%
3	Inner Mongolia Huadesanli Trading Co.	539	10%
4	Capital Steel Qian An Steel Co., Ltd.	476	9%
5	Inner Mongolia Baotou Steel Co., Ltd.	308	6%
TOTAL			54%

Competition

In the current markets for nonferrous metals and fluorite, supply in general cannot meet demand.  At least for the short term, we do not expect that we will have difficulty selling our products.  At this point, our business strategy is not to devote large financial resources in sales and promotion as compared to businesses in other industries. Our competitors mainly are similar companies in the same geographical region.

Our main competitors in the fluorite business are:

•

Gansu Gaotai Hongyuan Mining Co., Ltd., which produced 60,000 metric tons of fluorite ore and 20,000 metric tons of refined fluorite in 2006.

•

Shandong Hongxing Fluorite Co., Ltd., which produced 110,000 metric tons of fluorite ore and 30,000 metric tons of refined fluorite in 2006.

•

Henan Tongbai Yinhe Mining Co., Ltd., which produced 40,000 metric tons of fluorite and 5,000 metric tons of refined fluorite in 2006.

Our competitors in the refined zinc powder and refined lead powder markets are local mining enterprises such as Dongshengmiao Mining Industry Co, Ltd, (Dongshengmiao Mining) and Wancheng Trading & Mining Co., Ltd. (Wancheng Trading & Mining).

Competitor	Capacity
Dongshengmiao Mining	600,000 metric tons of extracting capacity 400,000 metric tons of extracting capacity
Wancheng Trading & Mining

Compared to our competitors, we believe we enjoy superior experience, better management of projects and a good and stable management team.

Business Strategy

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

▼Copper, Lead and Zinc

In 2006, Qianzhen Mining purchased approximately 130,000 metric tons of zinc-lead ore and turned them into 14,000 metric tons of refined zinc powders and 1,900 metric tons of refined lead powder.  In 2006,

Qingshan Metal produced 41,000 metric tons of copper ore (to be turned into 790 metric tons of refined copper powder) and 5,500 metric tons of zinc-lead ore (supplied to Qianzhen Mining).   In 2007, Qianzhen Mining will continue to purchase raw materials from third parties.  Qingshan Metal plans to produce 65,000 metric tons of copper-zinc ore.  Since its capacity is 70,000 metric tons, it may have to purchase copper-zinc ore from third parties.  Qingshan Metal will expand its extracting capacity in June 2007 and by April 2008, it will be able to produce 100,000 metric tons of copper ore per year which will supply Qianzhen Mining, and thereafter additional 50,000 metric tons of zinc ore per year which Qingshan Metal itself will process.

 In July 2006, we started to build a 200,000 metric ton/year zinc-copper ore mining and processing project at Keyinbulake Multi-Metal Mine in Buerjin County, Aletal Zone, Xinjiang Uygur Autonomous Region.  This project will initially go into production in early September of 2007 and will produce 5,000 metric tons zinc ore powder and 2,500 metric tons copper ore powder in 2007. In 2008, we expect to produce 200,000 metric tons of zinc and /or copper powder which will be processed into 14,000 metric tons zinc ore powder and 7,100 metric tons copper ore powder.

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

Acquire More Mineral Resources

To increase our reserve and insure supply to our processing facilities, we plan to acquire domestic and foreign large-scale mines in order to expand rapidly in the short term.  The Company is in the process of acquiring a gold-copper mine in Kyrgyzstan.  We also expect to acquire some additional nonferrous metal mines domestically which have good conditions and possess all necessary governmental licenses.

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

We have good relationships with local government agencies. Compared to our competitors, we possess relatively more exploration rights, and many of our subsidiaries are located in the western part of China and therefore enjoy many preferential tax and regulatory policies.

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

All of our operating subsidiaries in China have been authorized by land and resources departments of local governments.  Chinese regulations require that mining enterprises must procure an exploration or mining license from land and resource department of local governments before they can carry out exploration or mining activities. This license ensures that an enterprise follow proper procedures in its own exploring or mining activities and in selling its products to customers. We have secured the necessary exploration or mining licenses from local governments.  Most of our mining companies possess exploration or mining licenses and some of them are applying for mining licenses after exploration.

Chinese regulations also require that a mining company must have a safety certification from the PRC Administration of Work Safety before it can engage in mining and extracting activities. All of our operating subsidiaries have obtained safety certification from the Administration of Work Safety of local governments.   In addition, all of our operating subsidiaries have passed government safety inspections.

We also have been granted environmental certification from the PRC Bureau of Environmental Protection.

Employees

As of December 31, 2006, we employed 463 full-time employees, of whom approximately 18% are with Qianzhen Mining, 56% are with Xiangzhen Mining, 8% are with Tianzhen Mining (Nonferrous copper, zinc, lead and other metal ore mining and processing), 13% are with Qingshan Metal (copper and zinc ore mining) and 5% are with Xingzhen Mining (Holding exploration rights of copper ore and zinc ore)  Approximately 18% of our employees are management personnel, and 3% are sales and procurement staff.  In terms of education level, 8.5% of our employees have a college degree or higher.

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

Risk Factors

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND CERTAIN IMPORTANT FACTORS

In this Annual Report on Form 10-KSB/A we make, and from time to time we otherwise make, written and oral statements regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports and filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other of our representatives. For such statements, we invoke the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

From time to time, we may seek additional financing to provide the capital required to maintain or expand our exploration activities and mining facilities, and equipment and/or working capital, as well as repay outstanding loans if cash flow from operations is insufficient to do so. We cannot predict with certainty the timing or amount of any such capital requirements. If such financing is not available on satisfactory terms, we may be unable to expand our business or to develop new business as the rate desired, and our operating results may suffer. If we are able to incur debt, we may be subject to certain restrictions imposed by the terms of the debt and the repayment of such debt may limit our cash flow and our ability to grow. If we are unable to incur debt, we may be forced to issue additional equity, which could have a dilutive effect on the then current holders of equity.

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

We may not have sufficient supply of nonferrous ore.

Qianzhen Mining, one of our subsidiaries, has a 200,000 metric ton/year processing capacity for zinc-lead ore. However, it does not produce any ore it processes.  Currently, it obtains its supply of ore from third parties.  Its contracts with third parties will expire in June 2008.  We may not be able to renew contracts or secure new contracts with third party suppliers.  Although we plan to increase the quantity of nonferrous metal ore at Qingshan Metal to replace third party suppliers, we may not be able to produce a sufficient quantity to ensure the supply of ore for Qianzhen Mining.  As a result, our revenues may be reduced and our business would suffer.

Inclement weather may affect our fluorite business.

Our fluorite business is conducted through Xiangzhen Mining which is located in an outlying area on the border between China’s Inner Mongolia Autonomous Region and Mongolia.  The weather conditions there are very harsh, especially in winter.  If there is a strong snow storm, our fluorite mining operations may have to be suspended for an indefinite period of time and we may not be able to ship our fluorite products to our customers in time.  As a result, our revenues may be negatively impacted.

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

Expansion of our business may put added pressure on our management and operational infrastructure, impeding our ability to meet any increased demand for our products and possibly hurting our operating results.

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

If we are successful in obtaining rapid market growth of our products, we will be required to deliver large volumes of quality products to customers on a timely basis and at a reasonable cost to those customers. Meeting any such increased demand will require us to expand our manufacturing facilities, to increase our ability to purchase raw materials, to increase the size of our work force, to expand our quality control capabilities and to increase the scale upon which we provide our products. Such demands would require more capital (including working capital) than we currently have available and we may be unable to meet the needs of our customers.

We may not succeed in listing our common stock on a U.S. stock exchange, resulting in the payment of increased interest and liquidated damages to our primary lender.

On December 27, 2006, we issued $28,000,000 original principal amount of convertible notes to Citadel Equity Fun Ltd.  The convertible notes are further described in the Managements Discussion and Analysis section under “CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – Convertible Notes”.   The indenture relating to the convertible notes contains a covenant that we will finalize the listing of our common stock on the New York Stock Exchange, the American Stock Exchange or NASDAQ by November 15, 2007.  If we fail to obtain such listing by that time, the interest rate on the Notes will increase from 6.75% to 10.50% (dropping to 8.5% once we obtain the listing), and we will be required to pay liquidated damages to the holders of the convertible notes of $750,000.  The convertible notes provide for additional liquidated damages if we fail to keep other covenants relating to (i) appointment of auditors, (ii) appointment of a chief financial officer with U.S. listed company experience, or (iii) honoring a right of the holder of the notes to nominate a director to our board of directors.  Consequently, if we are unable to procure a listing on a U.S. stock exchange by November 15, 2007, or to honor our other covenants under the Notes, we will incur additional expenses and our profitability will suffer.

Risks Related to Our Industry

Fluctuations in the market price of fluorite and nonferrous metals could adversely affect the value of our company and our securities

The profitability of our operations will be directly related to the market price of the metals we mine and refine. The market prices of fluorite and nonferrous metals fluctuate widely and are affected by numerous factors beyond the control of any mining company. These factors include fluctuations with respect to the rate of inflation, the exchange rates of the Renminbi and other currencies, interest rates, global or regional political and economic conditions, banking industry fluctuations, global and regional demand, production costs in major metal producing areas and a number of other factors. Any drop in the price of the metals important to our operations would adversely impact our revenues, profits and cash flows. In particular, a sustained drop in prices could:

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

The mining industry is intensely competitive, and we may have difficulty effectively competing with other mining companies in the future

Mines have limited lives and, as a result, we must continually seek to replace and expand our mineralization and reserves through the acquisition of new properties. Significant competition exists for the acquisition of properties producing or capable of producing fluorite and nonferrous metals. We may be at a competitive disadvantage in acquiring additional mining properties because we must compete with other individuals and companies, many of which may have greater financial resources and larger technical staffs than we have. As a result of this competition, we may be unable to acquire attractive mining properties on acceptable terms.

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

The PRC is a developing country with a young market economic system overshadowed by the state. Its political and economic systems are very different from the more developed countries and are still in the state of change.  China also faces many social, economic and political challenges that may produce major shocks and instabilities and even crises, in both its domestic arena and in its relationship with other countries, including but not limited to the United States. Such shocks, instabilities and crises may in turn significantly and adversely affect our performance.

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

The Company intends to make acquisitions of Chinese businesses in the future. There are uncertainties regarding the interpretation and application of current or future PRC laws and regulations, including the New M&A Rule and those uncertainties could make it difficult or impossible to make acquisitions of Chinese businesses in the future.

Foreign Investment Policy Change

On March 16, 2007, China's parliament, the National People's Congress, adopted the Enterprise Income Tax Law, which will take effect on January 1, 2008. The new income tax law sets a unified income tax rate for domestic and foreign companies at 25 percent and abolishes the favorable policy for foreign invested enterprises. After this law takes effect, newly established foreign invested enterprises will not enjoy favorable tax treatment as in effect under current tax laws. Some of our subsidiaries are benefiting from the preferred tax rates for foreign companies and will be subject to the new tax rate when their respective term of preferred tax rates expires. Our net income margin may be affected at that time.

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

To the extent the price of our common stock remains below $5.00 per share, we have net tangible assets of $2,000,000 or less, or if we fall below certain other thresholds, our common shares will be subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell our common shares and limit the liquidity of our securities.

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

Our investors may lose their entire investment in our securities.

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

The following table summarizes our property:

Detailed Description of Exploration and Mining Rights

Subsidiaries	Mining Rights	Exploration Rights	Mineral Reserve	Equipment	Building	Land
Qianzhen Mining	None	None	None	200,000 metric ton/year mineral processing equipment	2,827 square meters including plant, offices and living quarters	Temporary right to use 26,000 square meters including building
Xiangzhen Mining	Yes	None	Proven reserve 8 .14 million fluorite ore	Mineral extracting tools; 100,000 metric ton/year processing equipment	6,196 square meters including plant, offices and living quarters	Right to use 5 millon square meters
Xingzhen Mining	pending	Yes	Probable reserve 4.14 million metric tons zinc-lead ore	Extracting and transportation equipment	2,000 square meters including plant and offices	pending
Tianzhen Mining	pending	Yes	Probable reserve 2.17 million copper-zinc ore	Extracting machinery, 150,000 metric ton/year processing equipment	550 square meters including plant and offices	Right to use 25,000 square meters
Qingshan Metal	Yes	None	Probable reserve 2.46 million metric tons copper-zinc ore	Extracting machinery; 100,000 metric ton/year processing equipment	1,113 square meters including plant and offices	Right to use 9,500 square meters

Xiangzhen Mining----Sumozaganaobao Fluorite Mine

Xiangzhen Mining holds extraction rights to one fluorite mine, the Sumozaganaobao Fluorite Mine located in the middle part of Inner Mongolia, near the border between China and Mongolia.  Our mining license for the Sumozaganaobao Mine (License no.  1526000220071, with Temporary Extension No. 1526000630047), issued by Wulanchabu City Department of Land and Resources will expire after May 2007.  Xiangzhen Mining has submitted an application to Inner Mongolia Bureau of Land and Resources to extend the mining right for the Sumozaganaobao Fluorite Mine.  The new mining license should be issued after we pay the mining right fee, which is calculated based on a valuation of reserve and grade done by an independent valuation expert certified by Inner Mongolia Bureau of Land and Resources.

The Sumozaganaobao Fluorite Mine is approximately 300 kilometers northwest of Huhhot, and 120 kilometers southwest of Erlianhot.  Huhhot is the capital city of Inner Mongolia, which is a port city on the border of China and Mongolia. There are highways between the mine area and these cities, which make transportation convenient. The climate in this area is typically continental with distinct seasons, with abundant wind and little rain, large temperature ranges between night and day, and a long winter (5 months) that is not suitable for mining exploration and production.

The 102 Geological Team of the Inner Mongolia Autonomous Region spent 6 years completing the exploration work of the Sumozaganaobao Fluorite Mine, including surveying geological, topographic and hydro geological conditions, application of various detection methods applying boring and trenching methods, and undertaking experimental analyses and tests of sampling materials.  In 1985, the 102 Geological Team submitted the “Report on Jade-like Mining Geological Conditions in Sumozaganaobao Fluorite Mine” with serial official number 5144.  Subsequently the Inner Mongolia Geology Mining Bureau issued the Inner-land Approval Document No. 115 on October 23, 1987, which verified reserves in the Sumozaganaobao Fluorite Mine for 332+333 compound Class jade-like ore mining of 8.14 million metric tons with an average content for CaF2 of 53.86% of which Class 332 is 57.58%, equal to 5.05 million metric tons and 3.09 million metric tons for Class 333 with grade 70.19%.  The survey identified a mineral deposit in the Sumozaganaobao Fluorite Mine of large jade-like ore whose length is a total of 1,200 meters, and whose seam thickness varies from 0.45 meter to 22.48 meters with an average thickness of 5.55 meters.

Types of ore in the mine are mainly quartzite-jade-like stones and carbonic acid rock of quartzite-jade-like and single-jade-like minerals.  Its relatively complicated structure is of fine crystals and tape bars mainly with some other hornstone and crystalline and other minerals.

The mining capacity of the Sumozaganaobao Fluorite Mine is currently 80,000 metric tons per year.  The demand for fluorite and fluorine chemical products in the PRC is escalating.  Accordingly, the Company has developed a plan to increase its production capacity to 150,000 annual metric tons in 2007 through upgrading its exploration equipment.  Its production capacity is targeted to reach 300,000 metric tons annually in 2008.

The Xiangzhen Mining fluorspar mine has a proven reserve of 8.14 million metric tons.   The data was provided by Siziwang Qi National Bureau of Land & Resources, and was verified and certified by China Chemical Geology & Mine General Administration of Inner Mongolia Geological Survey Institute dated January 12, 2006.

Qingshan Metal ---- Qingxing Copper & Zinc Mine

Wulatehouqi Qingshan Non-Ferrous Metal Development Company Ltd. (“Qingshan Metal”) is located in Qingshan town of Wulatehou Banner in Inner Mongolia, geographic coordinates, east longitudinal 106°45′,

north latitude 40°58′.  The mine benefits from convenient transportation infrastructure and a good supply of power and water.

In Qingxing Copper & Zinc Mine, there are two ore areas with five deposits which are the deposits Cu-2, Cu-3, Cu-4, Zn-1 and ZnS-1. One ore area includes the ore bodies of Cu-2, Cu-3, Cu-4 and another one Zn-1 and ZnS-1. The ore of the former occurs in char slate near the bottom part of the ore body. In Cu-2, it is controlled by the drilling holes of CK508 and Ck511, extending more than 350 meters, with thickness 2.0 to 6.4 meters, dip northwest and angle 76°. Its copper grade is 3.69%. In Cu-3, it is controlled by the drilling holes of CK504 and CK508, extending more than 500 meters, with thickness 3.1 to 8.9 meters, dip northwest and angle 76°. Its copper grade is 0.42%. In Cu-3, it is controlled by a single drilling hole of CK508, extending more than 260 meters, with an average thickness 17 meters, dip northwest and angle 68°. Its copper grade is 0.5%. In the ore body of the latter, Zn-1 is also controlled by two drilling holes with their incline control depth 170 meters and the average thickness 6 meters. Its copper grade is 5.02%, dip northwest and angle 50°. Its occurrence is stable, belonging to the stratoid ore body. In ZnS-1, the length of ore body is 105 meters with average thickness 6 meters, dip northwest and angle 65° to 80°.

Qingshan Metal holds the extraction rights to Qingxing Copper & Zinc Mine (Mining Area No. 2), which were estimated to be 246 million metric tons of copper and zinc ore with more than 18,500 metric tons of copper and 25,000 metric tons of zinc.  It is as described above with deposits of galena, pyrite and chalcopyrite, and its current annual mining capacity is 65,000 metric tons.  It has one processing plant with the annual treatment capacity of 50,000 metric tons of zinc and copper ores by flotation technology and process to produce copper and zinc concentrates.

Qingshan Metal holds mining license No.1500000530858 issued by Inner Mongolia Bureau of Land and Resources and Bayannoer City Department of Land and Resources.  It expires in October 2008. Qingshan Metal has applied to the same government agencies for a new mining license for a larger mining area.

The reserve data is based on the Economic Analysis on Technology of Development and Utilization for Qingxin Copper Mine of Wulatehou Banner in Inner Mongolia supplied by Northwest Research Institute of Mining & Metallurgy.

Exploration Rights

Xingzhen Mining----- Keyinbulake Multi-Metal Mine

Xingzhen Mining operates Keyinbulake Multi-Metal Mine which is located in Buerjin county, Aletai zone, Xinjiang Uygur Autonomous Region.  The geographic coordinate of the mine is east longitude 87º17’30” to 87º9’30”, north latitude 47º58’30” to 47º59’45”.  The center coordinate is east longitude 87º18’30”, north latitude 47º59’15”, and the area is 3.59 square kilometers.

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

The mother rock of the mass rock underlying the minerals in the mineralization belts is mainly biotite quartz with grey quartz schist in some area. The corrosion of the mother wall is mainly calcified and the left are chlorite and epidote, etc.

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

Tianzhen Mining-------Three Exploration Rights

Tianzhen Mining is located in Wuqia County, Kezilesukerkezi Prefecture, Xinjiang Uygur Autonomous Region. It holds exploration licenses for the Huayuan Copper Mine, Yangye Copper Mine, Yangshugou Copper Mine, Wuzunagen Pb-Zn Mine and Jiangerjier Pb-Zn Mine.  The mining licenses for the mines are in the process of application. The first three mines own the same exploration license, and Wuzunagen Pb-Zn Mine and Jiangerjier Pb-Zn Mine own separate exploration licenses.  These mines are separately described below:

Huayuan Copper Mine (“Huayuan Mine”)

Huyuan Mine area is administered by Wuqia County, Kezilesukeerkezi autonomous prefecture, Xinjiang Uygur Autonomous Region. It is 4 kilometers from the mine to the southwest of Kangsu Town, which is 116 kilometers to the northwest of Kashi city. The area of the mine is 1.08 square kilometers.

The geographic coordinate of the mine is east longitude 74º56’23” to 87º9’30”, north latitude 39º41’38”. The ore area is located in the north of Kusiweike syncline. Its syncline is 12 to 25 degrees.  No large fault or magma rock distribution has been found in the mine area.

There are three ore bodies showing on the surface, and all of them contain gray-green cupriferous sandstone which is distributed in disconnected strata.  The length of the single deposit is 170 to 225 meters. The depth of the sole mine extends 40 to 80 meters, and the depth is 0.69 to15.51 meters.

The emerged stratum within the field belongs to the Mesozoic and Cainozoic group, with Cretaceous, Tertiary system and Quaternary systems.  Its mineralization area is distributed in Miocene series of the Eogene, Oligocene, and Neogene systems in Tertiary system.  Its main lithology consists of synopsis argillite, grey and yellow calcareous sandstone, grey and green calcareous sandstone, in which, the grey and green calcareous sandstone is just the copper sandstone (mineralization area). The copper-bearing calcareous sandstone shows green grey, 0.5 to 5 meters thick, the bedded rock consists of sand and calcareous cement, the debris includes quartz, feldspar and chips, the metallic minerals mainly consist of malachite, cuprites, a small amount of chlorite, and natural copper, which is presented in sparse and disseminated type, with the average copper grade about 1%.

Its structure mainly consists of a fold structure, which belongs to Kusiweike large-scale syncline, which presents in synclinorium with two subsidiary synclines and one subsidiary anticline, the axial direction of subsidiary syncline is approximate east-west, and the subsidiary anticline approximate west-east.  The copper sandstone depends on the subsidiary fold, after the surface stripped, four mineralization areas formed.  Copper sandstone may form four mineralized belt zones after the earth surface is stripped because of the control of the sub-fold erosion.  Within the mining field, no faulted structure giving effect to the ore body existed, and no igneous rock emerged.

It was estimated that the Huayuan Mine copper has a reserve quantity of 333 grade of 2,395 metric  tons, and that 3341 grade of 3,683 metric  tons. It was estimated that there are 0.1 billion metric tons ore in the Huayuan Field.  Based on the copper grade of 1%, the amount of copper metal is estimated to be more than 1.00 million metric tons.

We hold an exploration license for Huayuan Mine.

 Yangye Copper Mine

The mine is located at about 4 kilometers southwest of Kangsu Town, Wuqia County. The central geographic coordinate is east longitude 74°56’23”, north latitude 39°41’38”.  Approximately 4 kilometers north of the mine, there is a simple road which leads from the copper-mine to Kangsu Town and the No. 309 state highway (the border of Kashi-China and Kirghizia).  These roads provide convenient transportation. The survey area of the mine is 31.71square kilometers.

In the Yangye Copper Mine, there are two mineral layers, all of which occur in the grey green cupriferous sandstone stratum. Both mineral layers include two ore bodies. In mineral layer No.1, the length of one ore body is 1,400 meters, with the dip 275° to 281° and angle 9° to 15°. The typical thickness is about 1 meter with parts thicker than 3 meters. The length of another ore body is also 1,400 meters, with the dip 274° to 286° and angle 3° to 15°. The typical thickness is about 1 meter.  In mineral layer No.2, the length of one ore body is 850 meters, with the dip 272° to 276° and angle 20° to 25°. The common thickness is about 0.8 to 1.3 meters. The length of another ore body is 900 meters, with the dip 272° to 275° and angle 18° to 24°. The average thickness is about 1 meter.

The metallic minerals mainly consist of malachite cuprites, chalcocite and natural copper, which is presented in disseminated and sparse disseminated type, with the average copper grade of each ore bodies 0.82 to 1.47x0.01.

Confirmed by Mineral Resources Assessment Center of Xinjiang Uygur Autonomous Region, the probable mineral reserves are 1.16 million metric tons of class 333 with 14,448 metric tons of copper metal, and the estimated resources are 0.5 million metric tons of copper oxide ore with 4,553 metric tons of copper metal.

Yangshugou Copper-Mine

The mine is located at about 4km southwest of Kangsu Town, Wuqia County. The central geographic coordinate is east longitude 74°56’21”, north latitude 39°39’43”.  There is a simple road which leads from the copper-mine to Kangsu Town and the No. 309 state highway and it is convenient for transportation. The surveyed area of the mine is 31.71 square kilometers.

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

The metallic minerals mainly consist of malachite cuprites, chalcocite and natural copper, which presented in disseminated and sparse disseminated type, with the average copper grade of each ore body of 0.82 to 1.47x0.01. It belongs to the sandstone copper mine.

Approximately 382,000 metric tons of copper oxide ore in class 333 with 4,240 metric tons of copper metal were estimated by Mineral Resources Assessment Center of Xinjiang Uygur Autonomous Region.

Zunagen Lead & Zinc Mine

Tianzhen Mining holds Exploration License No. 6500000511592 for Xinjiang Wuqia Zunagen Lead and Zinc Mine. The surveyed area of the mine is 19.62 square kilometers.  The mine is located in Wuqia Country of Xinjiang Uygur Autonomous Region.

Currently, the methods of tunnel exploration and drilling exploration are widely used. Reserves have not been confirmed to date. There is no geology report issued yet.

Jiangejier Lead & Zinc Mine

Tianzhen Mining holds Exploration License No. 65000005110055 for Jiangejier Lead and Zinc Mine. The surveyed area of the mine is 21.07 square kilometers.  It is located in Wuqia county of Kezilesukeerkezi Autonomous Prefecture, Xingjian Uygur Autonomous Region. The center coordinate is east longitude 74°19′00″, north latitude 39°16 ′00″.  It is 14 kilometers from the mine to the west-north of Wulukeqiati City, 96 kilometers from the mine to the Wuqia County, and 160 kilometers from the mine to the Kashi city. There is an asphalt road from Kashi City to Wulukeqiati City, the facility way from Wulukeqiati City to Jiangejier Mine provides for convenient traffic and transportation.

There are three layers of mineralization deposits in the mine which has the following the characters. Lead and Zinc mineralization wall rock No 1 has a dip of 260°, and an angle of 40°.  The wall rock ranges 600 meters on the ground surface. The width of the oxidation belt is 30 to 70 meters, showing potential large-scale mining, and the highest grade of zinc ore is 0.74×0.01. Lead and zinc ore body No. 2 is surface mine, and the length of outcrop is less than 30 meters, with the dip 250°,and angle about 48°. The width of the surface ore body is 5.6 meters with the average grade of the lead 8.15%, the highest grade is 13.80%. The highest grade of copper is 0.89% and the thickness is 1.7 meters. Copper mineralization belt No. 3 was prospected some mineralization belts with different thickness, most of the thickness is 1 to 2 meters, and the length of outcrop is from 10 to 400 meters. Lead ore body No. 4 has the control strike 200 meters and the thickness of ore is 1.9 meters and the grade 1.62%.

According to the estimation based on this exploration work, ore bodies No. 2 and No. 4 are Class 331 with 4,488.42 metric tons of lead metal and 2,292.74 metric tons of zinc metal.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 5, 2006, our board of directors adopted a resolution approving an amendment to our Articles of Incorporation.  The only change to the Articles of Incorporation was a change in the Company’s name to China Shen Zhou Mining & Resources, Inc.  The amendment was approved by written consent dated October 5, 2006 signed by two stockholders owning approximately 79% of the issued and outstanding voting securities of the Company, which constituted the requisite majority under our Articles of Incorporation and Nevada law.

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

Holders. As of March 21, 2007, we had 675 holders of record of our common stock.  Our common stock had a closing bid price of $4.25 per share on March 21, 2007.

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

(1)

On September 15, 2006, the Company consummated a reverse takeover pursuant the terms of a Stock Exchange Agreement (the “Exchange Agreement”) among Earth Products & Technology, Inc., American Federal Mining Group, Inc., an Illinois company (“AFMG”), and the shareholders of AFMG.

Outstanding Options, Conversions, and Planned Issuance of Common Stock. Except as hereinafter set forth, there are no options outstanding to acquire any additional shares of common stock. On March 12, 2005, we granted a three-year option, effective from the completion of the reverse takeover transaction, to American Eastern Securities, Inc., our financial advisor, to invest up to $2,000,000 (limited to no more than 10% of the Company’s issued equity) in the Company, at the first fund raising event price, which is $3.20.

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

On September 15, 2006, the Company consummated a reverse takeover pursuant to which it issued a total of 20,000,000 shares of restricted common stock to the shareholders of American Federal Mining Group, Inc. (“AFMG”), an Illinois corporation, resulting in the acquisition of AFMG as a wholly-owned subsidiary and a change in management of the Company.

In addition to the reverse takeover, we entered into two purchase transactions pertaining to mining properties, each of which calls for the issuance of restricted shares of the Company’s common stock as partial payment of the consideration.  On April 27, 2006, we completed the acquisition of 60% ownership interests in Qingshan Metal. Under the terms of the acquisition agreement, Qingshan Metal shareholders received an aggregate consideration of approximately $2.561 million.  The amount of approximately $1.409 million was paid as a down payment in April 2006. The remaining portion of $1.152 was subsequently settled on March 15, 2007 by issuing 284,810 shares of of the Company’s common stock to the Qingshan Metal shareholders when the market price was $4.00 per share.

On April 28, 2006, we completed the acquisition of an 80% ownership interests in Xinjiang Buerjin County Xingzhen Mining Co., Ltd. from Mr. Li Leyi. Under the terms of the acquisition agreement, Mr. Li received an aggregate consideration of approximately $3.587 million.  The amount of approximately $1.025 million was paid in cash as of September 30, 2006.  The remaining portion of $2.561 million was subsequently settled on March 15, 2007 by issuing 632,910 shares of common stock when the market price was $4 per share.

On December 21, 2006, the Company entered into a Notes Purchase Agreement with Citadel Equity Fund Ltd. (“Citadel”), under the terms of which Citadel purchased a total of $28 million in convertible senior notes (“Notes”).  The closing occurred, and payment for the Notes was made, on December 27, 2006.

The Notes were issued pursuant to an Indenture, dated as of December 27, 2006, with the Bank of New York, as trustee.  The Notes bear interest at 6.75% per annum (subject to increase in certain circumstances), payable semiannually, and has a maturity date of December 27, 2012.   At maturity, the Company will be required to repay the original principal amount of the Notes plus additional principal that accretes 5% per year (for a total of 30% additional principal at maturity).  The Notes are convertible at the option of the holders, at any time on or prior to maturity, into common shares of the Company at $3.20 per share (subject to adjustment in certain circumstances).  The obligations under the Notes are secured by the common shares of the Company pledged under a Share Pledge Agreement among Citadel, Ms. Yu Xiao Jing and Mr. Xu Xue Ming, respectively, major shareholders of the Company, and the Bank of New York, as collateral agent. Pursuant to the Share Pledge Agreement, Ms. Yu and Mr. Xu have pledged 14,917,000 common shares and 1,870,000 common shares, respectively, owned by them, or approximately 79% of the issued and outstanding common shares of the Company.    The terms of the Notes are described further under “CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – Convertible Notes”.

In connection with the transaction, the Company and the major shareholders entered into a Voting Agreement, dated as of December 27, 2006, with Citadel.  Pursuant to the Voting Agreement, Citadel will have the right to designate a director on the Company’s board of directors and, in certain circumstances, a second independent director.  Under the Indenture the Company is subject to liquidated damages of up to $200,000 if it does not fulfill these rights.

In connection with the transaction, on December 27, 2006, the Company issued a put warrant to American Eastern Securities, Inc., a financial advisor, and related parties for the purchase of 875,000 shares of the

Company’s common stock at an exercise price of $3.20 per share, exercisable on or before 3 years from the date of grant.

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

Each of the following individuals received their shares pursuant to the consummation of our share exchange/reverse takeover transaction with AFMG on September 15, 2006.

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

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following management’s discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this item. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Annual Report on Form 10-KSB/A. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States. See “Exchange Rates” below for information concerning the exchanges rates at which Renminbi (“RMB”) were translated into U.S. Dollars (“USD”) at various pertinent dates and for pertinent periods.

OVERVIEW

We are principally engaged in the exploration, development, mining, and processing of fluorite, zinc, lead, copper, and other nonferrous metals, through our subsidiaries in the PRC.

BUSINESS STRATEGY

(a) The Expansion of Production Capacity to Meet Demand

▼ Fluorite

In 2007, we expect to extract 150,000 metric tons of fluorite ore.  In early 2006, we started a 300,000 metric ton fluorite ore project at Xiangzhen Mining.  In 2008, this project will reach 70% of its designed annual capacity and by 2009, we will have the capacity to extract 300,000 metric tons of fluorite ore per year.

In early 2006, we began construction of a 200,000 metric ton/year fluorite ore processing plant in Sumochaganaobao. The new plant will go into full production by the fourth quarter of 2007.  We expect to produce about 30,000 metric tons of refined fluorite powder in 2007. In 2008, this project will reach 70% of its designed annual capacity.  After completion of the project in 2009, we project that we will have capacity to produce approximately 100,000 metric tons of refined fluorite.

▼Copper, Lead and Zinc

Qingshan Metal will expand its extracting capacity  in June 2007 and by April 2008, it should be able to produce 100,000 metric tons of copper ore which will be supplied Qianzhen Mining, and with 50,000 metric tons of zinc ore which Qingshan Metal itself will process.

In July 2006, we began construction on a 200,000 metric ton/year zinc-copper ore mining and processing project at Keyinbulake Multi-Metal Mine in Buerjin County, Aletal Zone, Xingjiang Uygur Autonomous Region.  This project will initially be put into production in early September 2007 when we expect to produce 5,000 metric tons of zinc ore powders and 2,500 metric tons of copper ore powders.  In 2008 we expect that it will produce 200,000 metric tons of zinc and /or copper powders from which 14,000 metric tons of zinc ore powders and 7,100 metric tons of copper ore powders may be extracted.

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

(c) Acquire More Mineral Resources

To increase our reserve and insure supply to our processing facilities, we plan to acquire domestic and even foreign large-scale mines in order to expand rapidly in the short term.  The Company is in the process of acquiring a gold-copper mine in Kyrgyzstan.  We expect to acquire some additional nonferrous metal mines domestically which have good conditions and possess all necessary governmental licenses.

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

The above stock exchange transaction resulted in those shareholders of AFMG obtaining a majority voting interest in EPTI. Generally accepted accounting principles in the United States of America require that the Company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes. Consequently, the stock exchange transaction has been accounted for as a recapitalization of AFMG as AFMG acquired a controlling equity interest in EPTI as of September 15, 2006. The reverse acquisition process utilizes the capital structure of EPTI and the assets and liabilities of AFMG recorded at historical cost. Although AFMG is deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of EPTI as the surviving corporation did not change.

Subsequent to completion of the reverse takeover transaction, on October 5, 2006, EPTI changed its name to China Shen Zhou Mining and Resources, Inc.

ACQUISITIONS IN 2006

Qingshan Metal

On April 27, 2006, we completed the acquisition of a 60% ownership interests in Qingshan Nonferrous Metal Development Co., Ltd. (“Qingshan Metal”). Under the terms of the acquisition agreement, Qingshan Metal shareholders received an aggregate consideration of approximately $2.561 million.  Qingshan Metal has been granted the mining right certificate for a copper-zinc-lead mine in Wulatehouqi by the Ministry of Land and Resources of the PRC with a current term from October 2005 to October 2008.

We consider the stable and sufficient supply of raw zinc and copper minerals to be one of the critical success factors of Qianzhen Mining’s ore-dressing operations.  Qingshan Metal is well established and owns considerable copper and zinc reserves.  Moreover, its location is not far away from Qianzhen Mining. We believe that the acquisition of Qingshan Metal is to the benefit of the Company and the shareholders.

The total purchase consideration of the acquisition is as follows: (in thousands)

Cash	$1,409
Value of stock payable to the original shareholders of Qingshan Metal*	1,152

Total purchase consideration	$2,561

The amount of approximately $1.409 million was paid as a down payment in April 2006. The remaining portion of $1.152 was subsequently settled on March 15, 2007 by issuing 284,810 shares of China Shen Zhou’s common shares at a market price of $4 per share.

Allocation of initial purchase consideration (in thousands):

Net assets of Qingshan Metal as of April 12, 2006:

Extraction rights	$1,149
Inventories	132
Property, plant and mining assets, net	457
Other current assets	90

Net assets	$1,828

Minority interest	(268)

Net book value of assets acquired and liabilities assumed	$1,560

Total purchase consideration	2,561

Goodwill	$1,001

Xingzhen Mining

On April 28, 2006, we completed the acquisition of an 80% ownership interest in Xingzhen Mining from Mr. Li Leyi. Under the terms of the acquisition agreement, Mr. Li received an aggregate consideration of approximately $3.587 million.

Xingzhen Mining holds the exploration right to the Xinjiang Buejin Kerbulaiker Copper-Zinc Mines, which expired on July 14, 2006. The Kerbulaiker Copper-Xinc Mines is considered by experts to have very considerable quality copper and zinc reserves.

Given the persistent increase in the trading price of nonferrous metals, we believe that the acquisition of Xingzhen Mining will enable the Company to capture golden business opportunities in the future.

As of the date of this report, Xingzhen Mining is in the final process of applying for the extraction rights  for the Kerbulaiker Copper-Xinc Mines. We believe that as soon as the extraction rights are issued by the PRC Government, it can commence extraction of copper and zinc ore.

The total purchase price and the allocation of the purchase price discussed below. The total purchase price of the acquisition is as follows: (in thousands)

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
$-

PROPOSED ACQUISITION

Kichi-Chaarat Closed Joint Stock Company (“Kichi-Chaarat”)

On November 6, 2006, Xiangzhen Mining entered into contractual arrangements with Mr. Li Jiaxing and Mr. Huang Guan to appoint Mr. Li and Mr. Huang to acquire the entire ownership of Kichi-Chaarat Closed Joint Stock Company (“Kichi-Chaarat”) for cash consideration of $10,000,000 in aggregate.  Mr. Li and Mr. Huang jointly owned Tun Lin Limited Liability Company (“Tun Lin”), which is a Kyrgyz Republic registered company.  Pursuant to the arrangements, Tun Lin will acquire the entire ownership in Kichi-Chaarat from Altyn Minerals (BVI) Ltd.  Subsequently, Xiangzhen Mining will acquire the entire ownership in Tun Lin.  The major asset of Kichi-Chaarat is the subsoil use right for the pupose of (i) mining for gold and other metals within the Kuru-Tegerek licensed area, and (ii) exploration for gold and other metals within the Kuru-Tegerek licensed area.  The purchase consideration was fully settled in 2006.  However, pursuant to the legal opinion of the Company’s legal consultants in Kyrgyzstan law, the acquisition of Tun Lin “is not deemed to be completed until the transfer has been approved by the Kyrgyz authority and Xiangzhen Mining has been issued a share registration certificate which confers the lawful ownership of Tun Lin to Xiangzhen Mining.”  Legal transfer is expected to be completed in the next two or three months.

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

REVENUES. Revenues for the year ended December 31, 2006 were $22.4 million, representing a $15.4 million or 218.3% increase when compared to 2005. The increase in revenues is mainly attributable to the increase in the trading price of nonferrous metal during 2006. As of December 31, 2004, 2005 and 2006, the closing trading price of the Company’s zinc products was RMB3, 362.83/metric ton, RMB6,194.69/metric ton and RMB19,646.02/metric ton, representing a 84.2% increase in 2005 and 317.1% increase in 2006 when compared with the preceding year.

For the newly acquired subsidiaries in 2006, Qingshan Metal had contributed revenue of approximately $776,000 since acquisition.  Xingzhen Mining was still in exploration and research stage as of December 31, 2006, and had yet to generate revenues for the Company.

GROSS PROFIT AND GROSS PROFIT MARGIN.  For the year ended December 31, 2006, gross profit was $13.4 million, representing an approximately $10.6 million increase as compared to $2.8 million of 2005.  Gross profit margin significantly increased from 39.1% in 2005 to 59.9% in 2006.

The increase in gross profit and gross profit margin was mainly due to the benefits resulting from a supply agreement entered into between Qianzhen Mining and Wulatehouqi Zijin.  Pursuant to the agreement, dated December 10, 2005, Wulatehouqi Zijin agreed to supply up to 200,000 metric tons of raw minerals at a fixed price of RMB65/metric ton to Qianzhen Mining in 30 months, at least8,000 metric tons per month.  Wulatehouqi Zijin will stop supplying raw minerals to Qianzhen Mining once the terms are completed.  Pursuant to the agreement, both parties also agreed that the zinc products of Qianzhen Mining “should be sold to Bayannaoer Zijin at market price”.

Since the trading price of zinc products increased continuously in 2006, and the cost of raw minerals remained constant, gross profit and gross profit margin increased significantly in 2006.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $5.4 million to $6.5 million of 2006. The significant increase in general and administrative expenses was primarily due to (i) common stock bonuses to management with a  the fair value was $2.97 million; and (ii) the exploration expenses incurred by Xingzhen Mining of $0.7 million.

REVERSE TAKEOVER COSTS. The charges were related to the granting of shares and option as consultation and service fees to the financial advisors of the reverse takeover transaction completed in September of 2006. The charges are non-cash and non-recurring in nature.

INTEREST EXPENSES.  The increase in interest expenses was mainly attributable to the increase in the average loan balance in 2006.

NET INCOME.  Net income for the year ended December 31, 2006 was $1.38 million, an increase of $0.31 million or 29% as compared to net income of $1.07 million for 2005. Not taking into account the non-cash equity based payments (i.e. stock based bonuses and reverse takeover costs) of $7.55 million in 2006, the net income of 2006 would be $8.93 million, representing a $7.86 million or 734.6% increase as compared to 2005. The increase was mainly attributable to the contractual arrangement which enabled Qianzhen Mining to trade its zinc products at market price while the cost of raw minerals remained constant.

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

Net cash provided by operating activities for the year ended December 31, 2006 was $8.7 million, as compared to $1.96 million for the year ended December 31, 2005.  The increase in operating cash flows was mainly due to the increases in revenue and gross profits in 2006

Net cash used in investing activities of $17.9 million for the year ended December 31, 2006 was mainly represented by: (i) the increase in investment deposits of $11 million, $10 million of which was deposits for the acquisition of Kichi-Chaarat, and the remaining $1 million of which was a deposit in an abandoned investment, and (ii) purchase of fixed assets of $5.6 million during 2006.

Net cash provided by financing activities for the year ended December 31, 2006 was $27.1 million, which was mainly due to the proceeds from the issuance of convertible notes.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Convertible notes

On December 27, 2006, the Company entered into a Notes Purchase Agreement with Citadel Equity Fund Ltd. (“Citadel”), under the terms of which Citadel purchased a total of US$28,000,000 in convertible senor notes (“Notes”).  The Notes initially bear interest at 6.75% per annum, which is subject to upward adjustment, are payable semi-annually, and have a maturity of December 27, 2012.  Pursuant to the Notes Purchase Agreement, the interest rate may be adjusted upward depending on whether and when we become listed on a national stock exchange in the United States as follows:

 (i) If the listing of the Company on any a national stock exchange has occurred on or prior to November 15, 2007 and if the Company maintains such listing, the Notes will bear interest at the rate of 6.75% per annum of the original principal amount of the Notes (i.e., US$28,000,000), from and including November 15, 2007;

(ii) If the listing occurs after November 15, 2007 and if the Company maintains such listing, the Notes will bear interest at the rate of 8.5% per annum of the original principal amount of the Notes, from and including the date of re-listing;

(iii) If the listing has not occurred on or before November 15, 2007 or if the Company is not at that time currently maintaining such listing, the Notes will bear interest at the rate of 10.50% per annum of the original principal amount of the Notes, from and including November 15, 2007, provided that thief the re-listing is achieved, provision (ii) will apply.

The Notes are convertible at the option of the holders, at any time on or prior to maturity, into common shares of the Company.  The pre-determined conversion price is $3.20 per share. However, if at any time during the period from August 15, 2007 to September 15, 2007, the 30-day historical weighted average price (each, a “Reference Price”) of the Company’s common stock is less than $2.90 per share, then the conversion price will be adjusted to the lowest Reference Price, but not below $2.00 per share.  In addition, in no event shall the number of conversion shares issuable upon conversion of all the outstanding Notes exceed 49.90% of all outstanding shares upon the conversion of all of the outstanding Notes.

The Notes contain a principal accretion feature that increases the redemptions or repurchase price of the Notes.  The principal is accreted 5% per annum, on semi-annual basis, such that if the Notes are held to maturity the total accreted principal amount is equal to 130% of the original principal amount.  The Company can redeem all of the Notes on or after December 27, 2009, at 110% of the then accreted principal amount, plus accrued and unpaid interest to but excluding the redemption date. In addition, Note holders have rights to request the Company to repurchase the Notes at a price in cash equal to 104% of the then accreted principal amount plus accrued and unpaid interest to the redemption rate if there is a change of control of the Company.  In addition, from and after December 27, 2009, Note holders have the right to require the Company to repurchase the Notes for 100% of the then accreted principal amount plus accrued and unpaid interest to the redemption date.

Detachable warrants

Together with the issuance of the Notes, the Company issued a put warrant to one of the Company’s financial advisors in the transaction for the purchase of 875,000 shares of the Company’s common stock at an exercise price of $3.20 per share, exercisable on or before 3 years from the date of grant.  As of December 31, 2006, the fair value of the put warrant is $1,030,000.

Voting Agreement

In connection with the issuance of the Notes, the Company and its major shareholders entered into a Voting Agreement, dated as of December 27, 2006, with Citadel.  Pursuant to the Voting Agreement, Citadel will have the right to designate a director on the Company’s board of directors and, in certain circumstances, a second independent director.

Liquidated damages for failure to list

In addition to the increase in interest rate of the Notes, the Company is subject to an additional liquidated damages penalty of $750,000 if it does not complete a listing of its common stock on a U.S. stock exchange (NYSE, AMEX or NASDAQ) by November 15, 2007.

The Notes provide for additional liquidated damages, the conditions of which have so far been met by the Company, relating to (i) appointment of auditors, (ii) hiring of a chief financial officer with experience with U.S publicly listed companies, and (iii) honoring the Note holders’ rights to nominate directors to the board of directors pursuant to the Voting Agreement.

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

CONCENTRATION OF CUSTOMERS AND SUPPLIERS

During the year 2006, Wulatehouqi Zijin was the only supplier of Qianzhen Mining’s raw minerals. Bayannaoer Zijin Nonferrous Metal Co., Ltd. (“Bayannaoer Zijin”, a related company of Wulatehouqi Zijin) was one of the major customers of Qianzhen Mining which contributed approximately $5,690,000 or 25.4% of the Company’s consolidated net turnover.  In addition to the aforementioned, our nonferrous metal product business had another significant customer which accounted for approximately $7,907,000 or 35.3% of our consolidated net turnover in 2006.

ITEM 7.

FINANCIAL STATEMENTS.

Refer to page 49 for the Consolidated Financial Statements of the Company.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 27, 2007, the services of Chisholm, Bierwolf & Nilson, LLC (“Chisholm”), the firm that audited the financial statements of Earth Products & Technologies, Inc. (as the Company’s name before it was changed to China Shen Zhou Mining & Resources, Inc. for the year ended December 31, 2005, and e-Fang Accountancy Corp. (“e-Fang”), which had previously been engaged as the independent accounting firm for the Company’s subsidiary, American Federal Mining Group, Inc. (“AFMG”), an Illinois corporation, and its subsidiaries (which were acquired in a reverse acquisition in 2006), were dismissed by the Company, due to the engagement of the new auditors, as described below.

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

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. This evaluation was done under the supervision and with the participation of our principal executive officer and principal financial officer. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treasury Commission. Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer have concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of U.S. GAAP as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered “material weaknesses”. The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

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

ITEM 8B.

OTHER INFORMATION.

Entry into Material Agreement.

On November 6, 2006, Inner Mongolia Xiangzhen Mining Group, Ltd. (“Xingzhen”) entered into a Stock Purchase Agreement with Mr. Li Jiaxing and Mr. Huang Guan.  Pursuant to the Stock Purchase Agreement Xiangzhen appointed Mr. Li and Mr. Huang to acquire the entire ownership of Kichi-Chaarat Closed Joint Stock Company, a Kyrgyz Republic registered company (“Kichi-Chaarat”) at a cash consideration of $10,000,000 in aggregate.  Mr. Li and Mr. Huang jointly owned Tun Lin Limited Liability Company (“Tun Lin”), a Kyrgyz Republic registered company.  Pursuant to the arrangements, Tun Lin will acquire the entire ownership in Kichi-Chaarat from Altyn Minerals (BVI) Ltd.  Subsequently, Xiangzhen Mining will acquire the entire ownership in Tun Lin.  The major asset of Kichi-Chaarat is the subsoil use right for the purpose of (i) mining for gold and other metals within the Kuru-Tegerek licensed area, and (ii) exploration for gold and other metals within the Kuru-Tegerek licensed area.  The purchase consideration for the acquisitions was fully settled in 2006.  However, pursuant to the legal opinion of the Company’s legal consultants in Kyrgyzstan law, the acquisition of Tun Lin “is not deemed to have completed until the transfer has been approved by the Kyrgyz authority and Xiangzhen Mining has been issued a share registration certificate which confers the lawful ownership of Tun Lin to Xiangzhen Mining.  The Company expects that completion of the legal transfer will take two or three months.  A copy of the Stock Purchase Agreement was filed as an exhibit to the original version of this Form 10-KSB filed on April 27, 2007.

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

Ms. Xiaojing Yu has served as Director, Chief Executive Officer and Chairman of the Board of Directors of the Company since September 15, 2006.  She has over 20 years’ experience in the mining industry. She  currently also serves as director and chairwoman of Inner Mongolia Gulatehou Banner Qianzhen Mining and Processing Co., Ltd and Inner Mogolia Xiangzhen Mining Co., Ltd.  She has served in that capacity since May 2002. Prior to that, she was the general manager of Dalian Zhikun Metal Materials Co.,Ltd and finance manager of Gansu Baiyin Nonferrous Industrial Corporation.  Ms. Yu also serves as the Executive Vice President of China Fluorite Industry Association. She attended an advanced management programme jointly run by Qinghua University and Preceton University and obtained an EMBA degree from Preceton University.

Mr. Xuming Xu has serves as Director, President and Chief Operating Officer.  He has more than 20 years’ experience in the mining industry.  He is currently director and president of Inner Mongolia Gulatehou Banner Qianzhen Mining and Processing Co., Ltd and of Inner Mogolian Xiangzhen Mining Co., Ltd.  He has served in that capacity since May 2002.  Prior to that, Mr Xu served as technician, vice-superintendent and superintendent at Inner Mongolia sHuiyaokou Iron Ore Plant and deputy general manager of Inner Mongolian Dongshengmiao Mining Co.,Ltd.  Mr. Xu graduated from Lianyungang College of Chemical Mining and attended an advanced management programme jointly run by Qinghua University and Preceton University and obtained an EMBA degree from Preceton University.

Mr. Helin Cui serves as Director.  He has more than 20 years’ experience in the mining industry. He is currently a director and deputy chairman of Inner Mongolia Gulatehou Banner Qianzhen Mining and Processing Co., Ltd and of Inner Mogolian Xiangzhen Mining Co., Ltd.  He has serves in that capacity since May 2002.  Prior to that, Mr. Cui worked at Gansu Province’s No. 3 Geological Team as a technician, engineer and team leader and deputy general manager at Baiyin Trading Company in Gansu Province.  He graduated from the Xi'an Geology College.

Mr. Youming Yang serves as Director.  He has 25 years’ experience in nonferrous geological prospecting field and was responsible for the prospecting of a number of large sized nonferrous mining projects in China. He has served as Chief of the Nonferrous Geological Prospecting Bureau of Xinjiang Uygur Autonomous Region since May 2000. Prior to that, Mr Yang worked as a Chief Engineer at the Nonferrous Geological Prospecting Bureau of Xinjiang Uygur Autonomous Region from October 19 to April 2000.  Mr. Yang studied geology and graduated from Central South China Mining and Metallurgy College.

Mr. Jian Zhang serves as Director.  He has over 30 years’ experience in nonferrous mining, project construction and management and is currently an external director of China Construction Materials Company Ltd. Prior to that, Mr. Zhang was President of China Nonferrous Mining Construction Group from September 2003 to August 2005.  He served as President of China Nonferrous Mining Construction Group April 2002 to September 2003.  Mr. Zhang graduated from the environmental engineering department of Xian Mining Architecture College in 1968,

Mr. Feng Bai serves as Director.  He has served as managing director of Lighthouse Consulting Ltd. in Hong Kong since February 2003.  Mr. Bai has been active in advising foreign corporations to invest and setup joint ventures in China.   Since 1999, Mr. Bai has been doing business in China mainly in consulting, investment and brand name agency services.  Prior to that, Mr. Bai worked at the investment banking division of Banco Santander assisting clients and completing deals in Asia from 1997 to 1999.  Mr. Bai received his MBA degree from Harvard Business School in 1997 and graduated from Babson College in 1993 with a BS in Financial Investment and International Business Administration.  Mr. Bai sits on the board of Harbin Electric Inc., a U.S.-listed company that designs, develops and manufactures lineal motors and special electric motors.

Mr. Steven Ying Jiao serves as Chief Financial Officer.  He has over 15 years’ experiences in corporate finance, operations and domestic and international capital markets. From 1992 to 2002, He served as corporate planning director and financial controller at China World Trade Center Compnay Ltd.  From January 2002 to June 2005, Mr. Jiao Ying served as CFO and later as COO at Zoom Technologies Inc., a venture capital investment by Newbridge Capital Ltd. Mr. Jiao served as Assistant President at Tianjin Tiens Group and at Beijing Eagle Investment Company Ltd from July 2005 to May 2006.  He graduated from Shanghai foreign Studies University with bachelor’s degrees in English and International Journalism and from Beijing University of International Economics and Traded with an MBA degree in accounting and finance.

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”) that is applicable to all employees, consultants and members of the Board of Directors, including the Chief Executive Officer, Chief Financial Officer and Secretary. This Code embodies our commitment to conduct business in accordance with the highest ethical standards and applicable laws, rules and regulations. We will provide any person a copy of the Code, without charge, upon written request to the Company’s Secretary.  Requests should be addressed in writing to: Dang Yu, Secretary China Shen Zhou Mining & Resources, Inc., No. 166 Fushi Road, Zeyang Tower, Suite 305, Shijingshan District, Beijing, China 100043.

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

The Board has determined that Feng Bai qualifies as a “financial expert” as defined by SEC rules implementing Section 407 of the Sarbanes-Oxley Act.  Mr. Bai meets the definition of an “independent” director set forth in Section 121of the Amex Company Guide, which is the independence standard that we have chosen to report under.

ITEM 10.

EXECUTIVE COMPENSATION.

The Company had no officers or directors whose total annual salary and bonus during 2006 exceeded $100,000. Ms. Yu, our Chief Executive Officer and Principal Financial Officer, earned a salary of $56,000 during the fiscal year ended December 31, 2006.

Summary Compensation Table

Name and Principal Underlying Positions	Year	Salary	Bonus	Option Awards	Stock Awards	All Other Compensation	Total
Xiaojing Yu, CEO	2006	$51,667	$0	--	--	--	$51,667
Xueming Xu, President	2006	$15,769	$0	--	--	--	$15,769
Helin Cui, Director and Vice President of Xianzhen Mining	2006	$23,718	$0	--	--	--	$23,718
John W. Peters (1)	2006	$0	$0	--	--	--	$0

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

(3)

 In determining the percent of common stock owned by a person (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the  shares of common stock outstanding as of December 31, 2006, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)

Held by American Eastern Group, Inc., American Eastern Securities, Inc., American Investment, LLC, Luminus Capital Management Ltd. (Hong Kong), EIC Investments, LLC, and Trang Chong Hung individually.  The shares so held are directly or indirectly owned by Trang Chong Hung and his family members.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13.

EXHIBITS

Statements filed as part of this Report:

Exhibits

The following documents are filed as exhibits herewith or incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibit
2

Stock Exchange Agreement by and among Earth Products & Technologies, Inc., American Federal Mining Group, Inc. and shareholders of American Federal Mining Group, Inc., dated July 14, 2006 (Incorporate by reference to Exhibit 2.1 to the Company’s Form 8-K filed on July 20, 2006)

**3.1	Amended and Restated Articles of Incorporation of the Company, effective December 13, 2006
**3.2	Bylaws of the Company adopted on November 27, 2006
10.1	Indenture dated December 27, 2006 (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 29, 2006)
10.2

Note Purchase Agreement by and between the Company and Citadel Equity Fund, Ltd., dated December 21, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 29, 2006).

10.3	Voting Agreement by and between the Company, Xiaojing Yu, Xuming Xue and Citadel Equity Fund, Ltd. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 29, 2006).
**10.4	Service Agreement for Going Public between Inner Mongolia Xiangzhen Mining Group Co. Ltd and American Eastern Group, Inc., dated November 1, 2006, and as amended on December 10, 2006
**10.5	Stock Option Agreement by and between the Company and American Eastern Group, Inc., dated December 3, 2005
**10.6	Stock Option Agreement by and between the Company and Shenzhen DRB Investment Consultant, Limited, dated December 3, 2005
**10.7	Letter Agreement by and between the Company and American Eastern Securities, Inc., dated November 1, 2006, as amended on December 27, 2006
**10.8	Stock Purchase Agreement by and between American Federal Mining Group, Inc. and Xinjiang Buerjin County Xingzhen Mining Co., Ltd., dated April 28, 2006, as amended on July 6, 2006 and July 20, 2006
**10.9

Stock Purchase Agreement by and between American Federal Mining Group, Inc. and Inner Mongolia Qingshan Nonferrous Metal Development Co., Ltd., dated April 12, 2006, as amended on July 8, 2006 and July 20, 2006

**10.10	Share Equity Acquisition Agreement by and between Inner Mongolia Xiangzhen Mining Group, Ltd. and Jiaxing Li and Guan Huang, dated as of November 6, 2006
**10.11	Industrial Product Sales Contract by and between Inner Mongolia Wulatehouqi Qianzhen Ore Processing Co., Ltd. and Baiyin Nonferrous Metal Group. Co., Ltd., dated July 28, 2006
**10.12	Refined Zinc Ore Supply Agreement by and between Wulatehouqi Qianzhen Ore Processing Co., Ltd. and Zijin Nonferrous Metal Co., Ltd., dated as of March 26, 2006
**10.13	Contract by and between Wulatehouqi Qianzhen Ore Processing Co., Ltd. and Wulatehouqi Zijin Mining Co., Ltd., dated as of December 10, 2006
**10.14	Fluorite Purchase Agreement by and between Inner Mongolia Xiangzhen Fluorite Industrial Co., Ltd. and Langfang Xinda Iron Alloy Co., Ltd., dated as of April 23, 2006
**10.15	Contract by and between American Federal Mining Group, Inc., Xiaojing Yu and Inner Mongolia Wulatehouqi Qianzhen Ore Processing Co., Ltd., dated as of February 16, 2006
**10.16	Industrial Product Sales Contract by and between Inner Mongolia Xiangzhen Mining Co., Ltd. and Beijing Capital Steel Company Limited by Shares, dated as of March 31, 2005
**10.17	Fluorite Powder Supply Agreement by and between Ningxia Jinhe Chemical Co., Ltd. and Inner Mongolia Xiangzhen Mining Group Co., Ltd. dated as of April 3, 2006
**10.18	Working Capital Loan Agreement by and between Inner Mongolia Xiangzzhen Mining Group Co., Ltd. and China Industrial and Commerce Bank, dated as of November 30, 2006
*14.1	Code of Ethics, dated as of April 16, 2007.
*21	Subsidiaries of the Company.
**31.1	Statement of Chief Executive Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.
**31.2	Statement of Chief Financial Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.
**32.1	Statement of Chief Executive Officer Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.
**32.2	Statement of Chief Financial Officer Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.

*   Filed with the Company’s Form 10-KSB filed on April 17, 2007.

** Filed herewith.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Grobstein, Horwath & Company, LLP (“Horwath”), has audited our financial statements annually since the 2004 fiscal year. In addition e-Fang Accountancy Corp. (“e-Fang”), which audited the financials statements of American Federal Mining Group, Inc. before our reverse takeover, also performed audited services for us in 2005 and reviewed our quarterly report on Form 10-QSB for the quarter ended September 30, 2006. All of the services described below were approved by our Board of Directors prior to rendering of services by our independent accountant. The Board of Directors has determined that the payments made to our independent accountant for these services are compatible with maintaining such auditor's independence.

Audit Fees. The aggregate fees billed by Horwath for professional services rendered for the audit of the Company’s financial statements for the fiscal year ended December 31, 2005 was $90,000.  The aggregate fees billed by e-Fang for auditing services in 2005 was $46,000.  The fees billed by Horwath for the fiscal year ended December 31, 2006 was $180,000.  The aggregate fees billed by e-Fang for services related to the review of our quarterly report on Form 10-QSB for the quarter ended September 30, 2006 was $16,000.

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

Date: April 24, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature

Title

  Date

/s/ Xiaojing Yu

Chief Executive Officer

April 24, 2007

Xiaojing Yu

(Principal Executive Officer)

/s/ Steven Jiao

Chief Financial Officer

April 24, 2007

Steven Jiao

(Principal Financial and Accounting Officer)

/s/ Helin Cui

Director,

April 24, 2007

Helin Cui

/s/ Feng Bai

Director

April 24, 2007

Feng Bai

/s/ Xueming Xu

Director

April 24, 2007

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

/s/ GROBSTEIN, HORWATH & COMPANY LLP

Sherman Oaks, California

April 15, 2007

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$18,932	$294
Available for sales securities – Margin Deposit	412	-
Accounts receivable, net	945	640
Refundable investment deposit	1,025	-
Other deposits and prepayments, net	4,115	153
Inventories	1,373	2,428
Due from related parties	71	-
Total current assets	26,873	3,515

Investment deposit	10,000	-
Property, machinery and mining assets, net	16,359	9,723
Deferred debt issuance costs	2,518	-
Deferred income tax assets	431	201
Goodwill	1,001	-
Total assets	57,182	13,439

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$625	$798
Warrants liability	1,030	-
Short term bank loans	2,668	3,348
Other payables and accruals	7,366	886
Taxes payable	572	422
Due to a director	212	9
Current liabilities	12,473	5,463
Convertible notes payable	26,989	-
Total liabilities	39,462	-
Minority interests	258	-

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Amounts in thousands, except share data)

	December 31,	December 31,
	2006	2005
Commitments	-	-

STOCKHOLDERS’ EQUITY:
Common Stock, $0.001 par value:
Authorized - 50,000,000 shares (2005: 50,000,000 shares)
Issued and outstanding 21,297,700 shares (2005:17,687,000 shares)	$21	$18
Additional paid-in capital	13,865	6,319
PRC Statutory reserves	1,111	498
Accumulated comprehensive income	600	43
Retained earnings	1,865	1,098
Total stockholders’ equity	17,462	7,976
Total liabilities and stockholders’ equity	$57,182	$13,439

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

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the years ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,380	$1,073
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	2	12
Depreciation and amortization	2,432	1,263
Fair value of shares issued to management as management bonus	2,972	-
Fair value of shares and option issued to financial advisors for advisory services	4,577	-
Impairment of fixed assets	455	-
Investment income	(90)	-
Deferred income tax benefits	(216)	(60)
Gain on disposal of fixed assets	(142)	-
Minority interests	(32)	-
Changes in operating assets and liabilities:	-	-
Accounts receivable	(308)	-
Deposits and prepayments	(3,912)	(58)
Inventories	1,187	(710)
Due from related companies	(71)	-
Accounts payable	(173)	(8)
Other payables and accruals	133	77
Taxes payable	150	386
Due to related parties	203	(13)
Net cash provided by operating activities	8,547	1,962

Cash flows from investing activities:
Proceeds from sale of property, machinery and mining assets	1,570	-
Purchases of property, machinery and equipment	(5,573)	(1,787)
Increase in investment deposits	(11,025)	-
Acquisition of subsidiaries, net of cash and cash equivalents acquired	(2,312)	-
Increase in available-for-sale securities – margin deposit	(322)	-
Net cash (used in) investing activities	(17,662)	(1,787)

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	For the years ended
	December 31,
	2006	2005
Cash flows from financing activities:
Proceeds from issuance of convertible bond	$27,772	$-
Repayments of short-term borrowings	(680)	(396)
Net cash provided by (used in) financing activities	27,092	(396)

Foreign currency translation adjustment	661	(8)

Net increase (decrease) in cash and cash equivalents	18,638	(229)
Cash and cash equivalents at the beginning of the period	294	523
Cash and cash equivalents at the end of the period	$18,932	$294

Non-cash investing and financing activities
Shares issued to management bonus	2,972	-
Shares issued to financial advisors for advisory services	3,813	-
Shares option granted to financial advisors	764	-
	7,549	-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in thousands)

			Additional paid-in capital	PRC Statutory reserves	Retained earnings	Accumulated other comprehensive income	Total stockholders' equity

	Common Stock
	Number of Shares	Amount

Balance at January 1, 2005	17,687	18	6,319	223	300	(32)	6,828
Net income for the year ended December 31, 2005	-	-	-	-	1,073	-	1,073
Appropriation of PRC statutory reserves				275	(275)	-	-
Foreign currency translation adjustment	-	-	-	-	-	75	75
Balance at December 31, 2005	17,687	18	6,319	498	1,098	43	7,976
Original EPTI shareholders	1,298	1	(1)				-
Shares issued to financial advisors for advisory services at $2.9335 per share on September 15, 2006	1,300	1	3,813	-	-	-	3,814
Shares issued to management at $2.9335 per share on September 15, 2006	1,013	1	2,970	-	-	-	2,971
Issue of shares option to financial advisors	-	-	764	-	-	-	764
Net income for the year ended December 31, 2006	-	-	-	-	1,380	-	1,380
Appropriation of PRC statutory reserves	-	-	-	613	(613)	-	-
Foreign currency translation adjustment	-	-	-	-	-	557	557

Balance at December 31, 2006	21,298	21	13,865	1,111	1,865	600	17,462

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

DESCRIPTION OF BUSINESSS AND ORGANIZATION

China Shen Zhou Mining and Resources, Inc. (the “Company”, “China Shen Zhou” or “we”) is principally engaged in the exploration, development, mining, and processing of fluorite, zinc, lead, copper, and other nonferrous metals, through its subsidiaries in the People’s Republic of China (“PRC” or “China”).

At December 31, 2006, details of the Company’s subsidiaries are as follows:

Name	Domicile and date of incorporation	Paid-in capital	Percentage of effective ownership	Principal activities

American Federal Mining Group, Inc. (“AFMG”)	Illinois November 15, 2005	$10	100%	Investments holdings

Inner Mongolia Xiangzhen Mining Industry Group Co. Ltd. (“Xiangzhen Mining”)	The PRC July 3, 2002	RMB 50,000,000	100%	Acquisition, exploration and extraction, and development of natural resource properties

Inner Mongolia Wulatehouqi Qianzhen Ore Processing Co., Ltd. (“Qianzhen Mining”)	The PRC June 22, 2002	RMB 2,333,332	100%	Sale and refinery of nonferrous metals, ore dressing, and sale of chemical products

Xinjiang Wuqia Tianzhen Mining Co., Ltd. (“Tianzhen Mining”)	The PRC April 13, 2004	RMB 1,612,000	100% (a)	Extraction of nonferrous metals, ore dressing and refinery, and sale of construction materials

Wulatehouqi Qingshan Non-Ferrous Metal Developing Company Ltd. (“Qingshan Metal”)	The PRC April 23, 1995 (Acquired on April 12, 2006)	RMB 4,100,000	60%	Nonferrous ore dressings, copper, zinc, lead etc

Xinjiang Buerjin County Xingzhen Mining Company (“Xingzhen Mining”)	The PRC April 10, 2006 (Acquired on April 28, 2006)	RMB 1,000,000	80%	Exploration of solid metals, refinery and sale of mining products.

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

AFMG is the continuing operating entity for financial reporting purposes, and the financial statements prior to September 15, 2006 represent AFMG’s financial position and results of operations.  As of the date of reverse takeover, the only asset of EPTI was cash amounting to $531, with 1,297,700 shares of common stock outstanding.  Although AFMG is deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of EPTI as the surviving corporation did not change.

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

Revenue Recognition

Revenue is recognized, net of PRC business taxes, and treatment and refining charges, from a sale when the price is determinable, the product has been delivered, the title has been transferred to the customer and collection of the sales price is probable. Revenues from by-product sales are credited to costs applicable to sales as a by-product credit.

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

At December 31, 2006, the revenues and expenses of the Company were translated to U.S. dollars at US$1.00 = RMB7.958 and the assets and liabilities of the Company maintained in Renminbi translated to U.S. dollars at US$1.00 = RMB7.808. At December 31, 2005, the revenues and expenses of the Company were translated to U.S. dollars at US$1.00 = RMB8.2402 and the assets and liabilities of the Company maintained in Renminbi translated to U.S. dollars at US$1.00 = RMB8.1807. For the years ended December 31, 2006 and 2005, a foreign currency translation adjustment of approximately $75,000 and $557,000, respectively, has been reported as comprehensive income in the consolidated statement of stockholders’ equity and comprehensive income.

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

Net income per common share

Basic and diluted earnings per share are presented for net income and for income from continuing operations. Basicearnings per share is computed by dividing Net income by the weighted-average number of outstanding common shares for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts that may require the issuance of common shares in the future were converted. Diluted earnings per share is computed by increasing the weighted-average number of outstanding common shares to include the additional common shares that would be outstanding after conversion and adjusting net income for changes that would result from the conversion. Only those securities or other contracts that result in a reduction in earnings per share are included in the calculation.

Fair value of financial instruments

The carrying amount of cash and cash equivalents, cash, available-for-sale securities, accounts receivable, accounts payable, accrued liabilities, bank loan payable, notes payable, current portion of long term debt, long term debt approximate fair value.

Comprehensive Income

SFAS No.130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income (loss) includes foreign currency translation adjustments. Total comprehensive income for the years ended December 31, 2006 and 2005 was $1,321,000 and $75,000, respectively.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to fully recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position and provide additional disclosures.  We believe that implementation of SFAS 157 will have little or no impact on our Consolidated Financial Statements since we have no applicable plans.

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

NOTE 4

WRITE-DOWN OF LONG-LIVED ASSETS

During 2006, the Company has abandoned various low-yield assets to reallocate its cash flows for better opportunities. The carrying value of abandoned mining assets and respective land use rights being written-down and charged to cost of sales for the year then ended was approximately $454,918.

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

A reconciliation of the provision for income taxes determined at the statutory average state and local income tax to the Company’s effective income tax rate is as follows:

	2006	2005

Pre-tax income before minority interests	$1,163	$1,358
United States statutory corporate income tax rate	35%	35%
Income tax (expense) computed at United States statutory corporate income tax rate	$(407)	$(475)
Reconciling items
Rate differential for PRC earnings	180	27
Impact of tax holiday of PRC subsidiaries	3,839	467
Loss not recognized as deferred income tax assets	(694)	(210)
Non-deductible expenses	(2,733)	(94)
Effective tax benefit/(expense)	$185	$(285)

As of December 31, 2006, the Company’s deferred income tax assets mainly arose from the temporary difference in depreciation and amortization under PRC GAAP and U.S. GAAP.

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

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Years ended December 31,
	2006	2005

Income available to common shareholders:
- Basic	$1,380	$1,073
- Increase for interest expense on convertible notes	37	-
- Diluted	$1,417	$1,073

Weighted average number of shares:
- Basic	18,735	17,687
- Increase in number of shares if the convertible notes were converted into common shares	8,750	-
- Diluted	27,485	17,687

Earnings per share
- Basic	$0.07	$0.06

- Diluted	$0.05	$0.06

Given that the closing price of the Company’s shares as at December 31, 2006 was $2.95, the conversion price of $3.20 of the options and warrants would be considered as not in the money and anti-dilutive, and therefore excluded from the calculation of diluted earnings per share.

NOTE 8

ACQUISITIONS

Qingshan Metal

On April 27, 2006, we completed the acquisition of a 60% ownership interest in Qingshan Metal. Under the terms of the acquisition agreement, Qingshan Metal shareholders received an aggregate consideration of approximately $2.561 million.  Qingshan Metal has been granted the mining right certificate for a copper-zinc-lead mine in Wulatehouqi by the Ministry of Land and Resources of the PRC with a current term from October 2005 to October 2008.

Management of the Company considered that stable and sufficient supply of raw zinc and copper minerals as one of the critical success factors of Qianzhen Mining’s ore-dressing operations.  Qingshan Metal is well established and owns considerable copper and zinc reserves.  Moreover, its location is not far away from Qianzhen Mining. We believe that the acquisition of Qingshan Metal is to the benefit of the Company and the shareholders.

The total purchase consideration of the merger is as follows: (in thousands)

Cash	$1,409
Value of stock payable to the original shareholders of Qingshan Metal*	1,152

Total purchase consideration	$2,561

*The amount of approximately $1.409 million was paid as a down payment in April 2006. The remaining portion of $1.152 was subsequently settled on March 15, 2007 by issuing 284,810 shares of China Shen Zhou’s common shares at a market price of $4 per share.

Allocation of initial purchase consideration (in thousands):

Net assets of Qingshan Metal as of April 12, 2006:

Extraction rights	$1,149
Inventories	132
Property, plant and mining assets, net	457
Other current assets	90

Net assets	$1,828

Minority interest	(268)

Net book value of assets acquired and liabilities assumed	$1,560

Total purchase consideration	2,561

Goodwill	$1,001

Xingzhen Mining

On April 28, 2006, we completed the acquisition of an 80% ownership interest in Xingzhen Mining from Mr. Li Leyi. Under the terms of the acquisition agreement, Mr. Li received an aggregate consideration of approximately $3.587 million.

Xingzhen Mining holds the exploration right to the Xinjiang Buejin Kerbulaiker Copper-Zinc Mines, which expired on July 14, 2006. The Kerbulaiker Copper-Xinc Mines is considered to have very considerable quality copper and zinc reserves by experts.

Given the persistent increase in the trading price of nonferrous metals, we believe that the acquisition of Xingzhen Mining will enable the Company to capture golden business opportunities in the future.

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

$-

No proforma information is needed for 2006 and 2005 as the operations at both locations were not significant.

NOTE 9

AVAILABLE-FOR-SALE INVESTMENTS – MARGIN DEPOSITS

Amount represents margin deposits paid to a dealing agent. During the year ended December 31, 2006, the Company had participated in trading of metal futures. As of December 31, 2006, the agent account was not in open position, and the entire amount has been withdrawn from the agent’s account subsequent to the balance sheet date.  For the year ended December 31, 2006, investment income associated with available-for-sale investments of approximately $90,000 was credited to the Company’s other revenue.

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

(a) On November 6, 2006, Xiangzhen Mining entered into contractual arrangements with Mr. Li Jiaxing and Mr. Huang Guan to appoint Mr. Li and Mr. Huang to acquire the entire ownership of Kichi-Chaarat Closed Joint Stock Company (“Kichi-Chaarat”) at a cash consideration of $10,000,000 in aggregate.  Mr. Li and Mr. Huang jointly owned Tun Lin Limited Liability Company (“Tun Lin”), which is a Kyrgyz Republic registered company.  Pursuant to the arrangements, Tun Lin will acquire the entire ownership in Kichi-Chaarat from Altyn Minerals (BVI) Ltd.  Subsequently, Xiangzhen Mining will acquire the entire ownership in Tun Lin.  The major asset of Kichi-Chaarat is the subsoil use right for  (i) mining for gold and other metals within the Kuru-Tegerek licensed area; and (ii) exploration for gold and other metals within the Kuru-Tegerek licensed area.  The purchase consideration was fully settled in 2006.  However, pursuant to the legal opinion of the Company’s legal consultants in Kyrgyzstan law, the acquisition of Tun Lin “is not deemed to have been completed until the transfer has been approved by the Kyrgyz authority and Xiangzhen Mining has been issued a share registration certificate which confers the lawful ownership of Tun Lin to Xiangzhen Mining.”

(b) On June 6 2006, the Company entered into an agreement with Mr. Xu Zhong Guo to acquire 70% ownership in exploration rights of Qinghai Menyuan Xian Yikeshu hard coal mine.  Under the terms of the acquisition agreement, Mr. Xu was required to transfer the exploration rights to one of our subsidiaries by not later than July 2006. In return, Mr. Xu would be entitled to receive an aggregate consideration of approximately $1.025 million in cash and $1.537 million worth of our common stock, totalling approximately $2.562 million upon the completion of the transaction. As required by the agreement, the Company had partially deposited $1.025 million cash to Mr. Xu in September 2006.

Since Mr. Xu cannot honor the agreement to transfer the exploration rights to one of our subsidiaries before the deadline, both parties agreed to terminate the agreement.  Pursuant to the cancellation agreement entered into between the Company and Mr. Xu on March 25, 2007, the acquisition was abandoned and Mr. Xu returned the $1.025 million deposit to us on April 11, 2007.

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

(b)

Amount represents advances in connection with the abandoned acquisition of exploration rights of Qinghai Menyuan Xian Yikeshu hard coal mine. The balance is refundable from the seller of the transaction.

NOTE 13

INVENTORIES

Inventories consisted of the following:

	December 31, 2006	December 31, 2005
	(In thousands)	(In thousands)

Raw materials	$237	$78
Consumables	489	365
Finished goods	647	1,985
	$1,373	$2,428

NOTE 14

DUE FROM RELATED PARTIES

Due from related parties consisted of the following:

		December 31, 2006	December 31, 2005
		(In thousands)	(In thousands)

Due from related parties:
- Due from a director
Mr. He Lin Cui	(a)	$45	$-

- Due from a joint venture partner:
Xinjiang Tianxiang New Technology Development Company Limited	(b)	26	-
		$71	$-

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

Security of fixed assets to bank loans

As of the year-end date, buildings of $2,078,062 and machinery of $2,086,501 have been pledged as collateral for the bank borrowings. (See Note 18 below)

Exploration and extraction rights

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

NOTE 16

GOODWILL

The carrying amount as of December 31, 2006 represents goodwill arising from the acquisition of Qingshan Metal during the year.  (See note 8)

NOTE 17

WARRANTS LIABILITY

In connection with the issuance of the Notes, the Company issued a put warrant to one of the Company’s financial advisors for the purchase of 875,000 shares of the Company’s common stock at an exercise price of $3.20 per share, exercisable on or before 3 years from the date of grant.  As of December 31, 2006, the fair value of the put warrant is approximately $1,030,000.

NOTE 18

SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following:

	December 31, 2006	December 31, 2005
	(in thousands)	(in thousands)

8.37% note payable to Baiyin Credit Union (“Baiyin Credit Union”, located at Baiyin City, Gansu province, the PRC), matured on December 28, 2006, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by mineral reserve	$-	$263

5.4% note payable to Ministry of Finance of Siziwanqi, (located at Wulanchabu City, Inner-Mongolia province of the PRC) repayable on demand, with interest due on the 20th day of each quarter	108	122

7.812% note payable to Industrial and Commercial Bank of China, Siziwangqi Branch matures on November 29, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by machinery and of $2,086,501	191	182

8.37% note payable to Baiyin Credit Union, matured on December 28, 2006, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by building of $2,078,062 and other assets of $1,589,106	-	1,528

8.928% note payable to Baiyin Credit Union matures on November 24, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by assets of $1,600,922	1,281	-

8.37% note payable to Baiyin Credit Union matured on February 22, 2006, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by mineral reserve	-	183

8.37% note payable to Baiyin Credit Union matured on February 22, 2006, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by mineral reserve	-	122

8.37% note payable to Baiyin Credit Union matured on February 22, 2006, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by mineral reserve	-	31

8.37% note payable to Baiyin Credit Union matured on March 6, 2006, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by mineral reserve	-	98

8.37% note payable to Baiyin Credit Union matured on March 13, 2006, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by mineral of reserve	-	122

8.37% note payable to Baiyin Credit Union matured on March 26, 2006, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by mineral of reserve	-	122

8.37% note payable to Baiyin Credit Union matured on September 20, 2006, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by mineral reserve	-	244

8.37% note payable to Baiyin Credit Union matured on December 28, 2006, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by mineral reserve	-	331

7.056% note payable to Baiyin Credit Union matures on December 26, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by personal assets of the Company’s CEO	77	-

7.056% note payable to Baiyin Credit Union matures on August 18, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by personal assets of the Company’s CEO	102	-

7.056% note payable to Baiyin Credit Union matures on February 28, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by personal assets of the Company’s CEO	51	-

8.928% note payable to Baiyin Credit Union matures on February 28, 2007 with interest due on the 20th day of each quarter and principal due at date of maturity, secured and mineral reserve and guaranteed by Qianzhen Mining	256	-

8.928% note payable to Baiyin Credit Union matures on February 22, 2007 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	192	-

9.36% note payable to Credit Union of Silver City matures on March 6, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	102	-

8.928% note payable to Baiyin Credit Union matures on February 28, 2007 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	90	-

8.928% note payable to Baiyin Credit Union matures on February 22, 2007 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	90	-

9.36% note payable to Credit Union of Silver City matures on March 13, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	128	-

Total	2,668	3,348

NOTE 19

OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:

		December 31, 2006	December 31, 2005
		(In thousands)	(In thousands)

Outstanding purchase consideration payable for acquisition of subsidiaries	(a)	$3,713	$-
Accrued debt issuance costs	(b)	2,271	-
Receipts in advance		671	492
Accruals for payroll, bonus and other expenses		297	98
Others payables		414	296

		$7,366	$886

(a) The amount represents outstanding purchase consideration payable for acquisition of Qingshan Metal and Xingzhen Mining, and was subsequently settled by means of issuing the Company’s shares to the sellers.

(b) The balance mainly represents outstanding financing commission payable to financial advisors, legal service fees, and other related costs incurred at the issuance of convertible note during 2006.

NOTE 20

DUE TO A DIRECTOR

The balance represents advances from the CEO of the Company and is due on demand.

NOTE 21

CONVERTIBLE NOTES PAYABLE

Convertible notes

On December 27, 2006, the Company entered into a Notes Purchase Agreement with Citadel Equity Fund Ltd. (“Citadel”), under the terms of which Citadel purchased a total of US$28,000,000 in convertible senor notes (“Notes”).  The Notes initially bear interest at 6.75% per annum, which is subject to upward adjustment, are payable semi-annually, and have a maturity of December 27, 2012.  Pursuant to the Notes Purchase Agreement, the interest rate may be adjusted upward depending on whether and when we become listed on a national stock exchange in the United States as follows:

 (i) If the listing of the Company on any a national stock exchange has occurred on or prior to November 15, 2007 and if the Company maintains such listing, the Notes will bear interest at the rate of 6.75% per annum of the original principal amount of the Notes (i.e., US$28,000,000) , from and including November 15, 2007;

(ii) If the listing occurs after November 15, 2007 and if the Company maintains such listing, the Notes will bear interest at the rate of 8.5% per annum of the original principal amount of the Notes, from and including the date of re-listing;

(iii) If the listing has not occurred on or before November 15, 2007 or if the Company is not at that time currently maintaining such listing, the Notes will bear interest at the rate of 10.50% per annum of the original principal amount of the Notes, from and including November 15, 2007, provided that thief the re-listing is achieved, provision (ii) will apply.

The Notes are convertible at the option of the holders, at any time on or prior to maturity, into common shares of the Company.  The pre-determined conversion price is $3.20 per share. However, if at any time during the period from

August 15, 2007 to September 15, 2007, the 30-day historical weighted average price (each, a “Reference Price”) of the Company’s common stock is less than $2.90 per share, then the conversion price will be adjusted to the lowest Reference Price, but not below $2.00 per share.  In addition, in no event shall the number of conversion shares issuable upon conversion of all the outstanding Notes exceed 49.90% of all outstanding shares upon the conversion of all of the outstanding Notes.

The Notes contain a principal accretion feature that increases the redemptions or repurchase price of the Notes.  The principal is accreted 5% per annum, on semi-annual basis, such that if the Notes are held to maturity the total accreted principal amount is equal to 130% of the original principal amount.  The Company can redeem all of the Notes on or after December 27, 2009, at 110% of the then accreted principal amount, plus accrued and unpaid interest to but excluding the redemption date. In addition, Note holders have rights to request the Company to repurchase the Notes at a price in cash equal to 104% of the then accreted principal amount plus accrued and unpaid interest to the redemption rate if there is a change of control of the Company.  In addition, from and after December 27, 2009, Note holders have the right to require the Company to repurchase the Notes for 100.% of the then accreted principal amount plus accrued and unpaid interest to the redemption date.

Detachable warrants

Together with the issuance of the Notes, the Company issued a put warrant to one of the Company’s financial advisors in the transaction for the purchase of 875,000 shares of the Company’s common stock at an exercise price of $3.20 per share, exercisable on or before 3 years from the date of grant.  As of December 31, 2006, the fair value of the put warrant is $1,030,000.

Debt issuance costs

The issuance costs directly associated with the Notes and the put warrant were $2,517,938 in aggregate.  The amount is capitalized as deferred debt issuance costs, and is being amortized on the straight-line method over the term of the convertible loan, with the amounts amortized being recognized as interest expense. Any unamortized debt issuance costs remaining at the date of conversion of the loan will be recognized as interest expense in the period the conversion takes place.

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

NOTE 24

EQUITY BASED TRANSACTIONS

The Company had the following equity based transactions during the years ended December 31, 2006:

		December 31, 2006	December 31, 2005
		(In thousands)	(In thousands)

Reverse takeover costs issued and granted to Financial Advisors:
- 1,300,000 shares issued	(a)	$3,813	$-
- Shares option granted	(b)	764	-
		4,577	-

1,013,000 shares issued to Management of the Company as bonuses	(a)	$2,970	$-

(a) On September 15, 2006, EPTI was instructed by AFMG to issue (i ) 1,300,000 shares of its common stock to the financial advisors of AFMG for services relating to the reverse takeover (“Financial Advisors”), and (ii) 1,013,000 shares of its common stock to management of AFMG and its subsidiaries as a bonus payment.  The fair market price of the Company’s stock on that date, based on the valuation report issued by a professional valuation firm, was $2.9335 per share. Accordingly, the fair value of reverse takeover costs of $2,971,636 was charged as reverse takeover costs, and the fair value of the bonus payment to management of $3,813,550 were charged to general and administration expenses for the year ended December 31, 2006.

(b) On March 12, 2005, Xiangzhen Mining granted a three-year option, effective from the completion of the reverse takeover transaction, to the Financial Advisors to invest up to $2,000,000 (limited to no more than 10% of the Company’s issued equity) to China Shen Zhou.   The fair value of the option was determined to be $763,750 using the Black-Scholes Model and was charged as reverse takeover expense.  Valuations derived from this model are subject to ongoing internal and external review. The model uses market-sourced inputs such as interest rates, and option volatilities. Selection of these inputs involves management's judgment and may impact net income. The Company has obtained a valuation report from a professional valuation firm to support its estimates. The principal assumption used to value these complex freestanding financial instruments was as follows:

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

The Company’s mining operations are subject to “Natural Resource Compensation Charges”, but the charging rate varies in different cities in the PRC.  Tianzhen Mining was granted exemptions for 5 years, effective from 2004.  Xiangzhen Mining and Qingshan Metal were charged at net turnover * 2%* a special index solely determined by the local government.  Qianzhen Mining was engaged in refinery of metals and no involved in any mining activities in 2006. As such, they are not subject to the charge. Xingzhen Mining has not commenced its business.

For the years ended December 31, 2006 and 2005, Natural Resource Compensation Charges of $115,810 and $30,543, respectively, were charged to operations and included in cost of sales.

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

The Company is not involved in any legal matters arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might be involved in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

On December 10, 2005, Qianzhen Mining entered into an agreement with Wulatehouqi Zijin. Pursuant to the agreement, Wulatehouqi Zijin agreed to supply up to 200,000 metric tons of raw minerals at a fixed price of RMB65/metric ton to Qianzhen Mining in 30 months of time, and each month the quantity supplied cannot be lower than 8,000 metric tons.  Wulatehouqi Zijin will stop supplying raw minerals to Qianzhen Mining once the terms are completed.  Pursuant to the agreement, both parties also agreed that the zinc products of Qianzhen Mining “should be sold to Bayannaoer Zijin at market price”.

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