Form 10KSB/A
period 2006-12-31
CHINA SHEN ZHOU MINING & RESOURCES, INC.
filed 2007-05-08
CIK 790024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No .. 2 to Form 10-KSB

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

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

44

ITEM 13.

EXHIBITS

44

Statements filed as part of this Report

44

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

46

ii

EXPLANATORY NOTE

This Amendment No. 2 to our Annual Report on Form 10-KSB for the year ended December 31, 2006 initially filed with the Securities and Exchange Commission on April 17, 2007 is being filed to correct the classification of certain expenses ..

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

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2006 AS COMPARED TO YEAR ENDED DECEMBER 31, 2005

Selected information from the Consolidated Statements of Operations

	For the years ended December 31,
	2006	2005
	(in thousands)	(in thousands)

Net revenue	$22,433	$7,047
Gross profit	13,429	2,755
- Gross profit margin	59.9%	39.1%
General and administrative expenses	7,109	1,129
Reverse takeover costs	4,777	-
Interest expenses	318	320
Net income	$1,380	$1,073

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

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $6.0 million to $7.1 million of 2006. The significant increase in general and administrative expenses was primarily due to (i) common stock bonuses to management with a  the fair value was $2.97 million; and (ii) the exploration expenses incurred by Xingzhen Mining of $0.7 million.

REVERSE TAKEOVER COSTS. Total chares related to the reverse takeover transaction completed in September amounted to $4,777,000. $4,577,000 of the charges were related to the granting of shares and option as consultation and service fees to the financial advisors and  these charges are non-cash and non-recurring in nature. The remaining $200,000 charges were cash payment paid to other financial advisors of the reverse takeover transactions and they are non-recurring in nature.

INTEREST EXPENSES.  Intereest expense included $ 44,560 of interest and amortization of debt issuance costs and discounts on convertible note related to the $ 28 million Citadel’s convertible debt ..

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

Net cash provided by operating activities for the year ended December 31, 2006 was $ 8.95 million, as compared to $1.96 million for the year ended December 31, 2005.  The increase in operating cash flows was mainly due to the increases in revenue and gross profits in 2006

Net cash used in investing activities of $17.9 million for the year ended December 31, 2006 was mainly represented by: (i) the increase in investment deposits of $11 million, $10 million of which was deposits for the acquisition of Kichi-Chaarat, and the remaining $1 million of which was a deposit in an abandoned investment, and (ii) purchase of fixed assets of $5.6 million during 2006.

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

**10.10	Share Equity Acquisition Agreement by and between Inner Mongolia Xiangzhen Mining Group, Ltd. and Jiaxing Li and Guan Huang, dated as of November 6, 2006
**10.11	Industrial Product Sales Contract by and between Inner Mongolia Wulatehouqi Qianzhen Ore Processing Co., Ltd. and Baiyin Nonferrous Metal Group. Co., Ltd., dated July 28, 2006
**10.12	Refined Zinc Ore Supply Agreement by and between Wulatehouqi Qianzhen Ore Processing Co., Ltd. and Zijin Nonferrous Metal Co., Ltd., dated as of March 26, 2006
**10.13	Contract by and between Wulatehouqi Qianzhen Ore Processing Co., Ltd. and Wulatehouqi Zijin Mining Co., Ltd., dated as of December 10, 2006
**10.14	Fluorite Purchase Agreement by and between Inner Mongolia Xiangzhen Fluorite Industrial Co., Ltd. and Langfang Xinda Iron Alloy Co., Ltd., dated as of April 23, 2006
**10.15	Contract by and between American Federal Mining Group, Inc., Xiaojing Yu and Inner Mongolia Wulatehouqi Qianzhen Ore Processing Co., Ltd., dated as of February 16, 2006
**10.16	Industrial Product Sales Contract by and between Inner Mongolia Xiangzhen Mining Co., Ltd. and Beijing Capital Steel Company Limited by Shares, dated as of March 31, 2005
**10.17	Fluorite Powder Supply Agreement by and between Ningxia Jinhe Chemical Co., Ltd. and Inner Mongolia Xiangzhen Mining Group Co., Ltd. dated as of April 3, 2006
**10.18	Working Capital Loan Agreement by and between Inner Mongolia Xiangzzhen Mining Group Co., Ltd. and China Industrial and Commerce Bank, dated as of November 30, 2006
*14.1	Code of Ethics, dated as of April 16, 2007.
*21	Subsidiaries of the Company.
***31.1	Statement of Chief Executive Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.
***31.2	Statement of Chief Financial Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.
***32.1	Statement of Chief Executive Officer Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.
***32.2	Statement of Chief Financial Officer Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.

*     Filed with the Company’s Form 10-KSB filed on April 17, 2007.

**   Filed with the Company’s Form 10-KSB/A filed on April 24, 2007

*** Filed herewith

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

Date:   May 8, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature

Title

  Date

/s/ Xiaojing Yu

Chief Executive Officer

May 8, 2007

Xiaojing Yu

(Principal Executive Officer)

/s/ Steven Jiao

Chief Financial Officer

May 8, 2007

Steven Jiao

(Principal Financial and Accounting Officer)

/s/ Helin Cui

Director,

May 8, 2007

Helin Cui

/s/ Feng Bai

Director

May 8, 2007

Feng Bai

/s/ Xueming Xu

Director

May 8, 2007

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

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the years ended
	December 31,
	2006	2005
Net revenue	$22,433	$7,047
Cost of sales	(9,004)	(4,292)
Gross profit	13,429	2,755
Operating expenses:
Selling and distribution expenses	(185)	(104)
General and administrative expenses	(7,109)	(1,129)
Income from operations	6,135	1,522
Other income (expense):
Reverse takeover costs	(4,777)	-
Other expenses	(175)	(37)
Interest expense	(318)	(320)
Other income	298	193
Income before income taxes and minority interests	1,163	1,358
Provision for income taxes	185	(285)
Income before minority interests	1,348	1,073
Minority interests	32	-
Income available to common stockholders	$1,380	$1,073

Earnings per common share
Basic	$0.07	$0.06
Diluted	$0.05	$0.06
Weighted average number of common shares outstanding
Basic	18,735	17,687
Diluted	27,485	17,687

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the years ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,380	$1,073
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	2	12
Depreciation and amortization	2,432	1,263
Fair value of shares issued to management as management bonus	2,972	-
Fair value of shares and option issued to financial advisors for advisory services	4,577	-
Impairment of fixed assets	455	-
Investment income	(90)	-
Deferred income tax benefits	(216)	(60)
Gain on disposal of fixed assets	(142)	-
Minority interests	(32)	-
Changes in operating assets and liabilities:	-	-
Accounts receivable	(308)	-
Deposits and prepayments	(3,823)	(58)
Inventories	1,187	(710)
Due from related companies	(71)	-
Accounts payable	(173)	(8)
Other payables and accruals	451	77
Taxes payable	150	386
Due to related parties	203	(13)
Net cash provided by operating activities	8,954	1,962

Cash flows from investing activities:
Proceeds from sale of property, machinery and mining assets	1,570	-
Purchases of property, machinery and equipment	(5,573)	(1,787)
Increase in investment deposits	(11,025)	-
Acquisition of subsidiaries, net of cash and cash equivalents acquired	(2,312)	-
Increase in available-for-sale securities – margin deposit	(322)	-
Net cash (used in) investing activities	(17,662)	(1,787)

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	For the years ended
	December 31,
	2006	2005
Cash flows from financing activities:
Proceeds from issuance of convertible bond	$27,772	$-
Repayments of short-term borrowings	(680)	(396)
Net cash provided by (used in) financing activities	27,092	(396)

Foreign currency translation adjustment	254	(8)

Net increase (decrease) in cash and cash equivalents	18,638	(229)
Cash and cash equivalents at the beginning of the period	294	523
Cash and cash equivalents at the end of the period	$18,932	$294

Non-cash investing and financing activities
Shares issued to management bonus	2,972	-
Shares issued to financial advisors for advisory services	3,813	-
Shares option granted to financial advisors	764	-
	7,549	-

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

Shares issued and option granted to Financial Advisors for reverse takeover costs :
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

Note: Of the $4,777,000 reverse takeover costs, $200,000 were cash payment paid to financial advisers in the transaction ..

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

Note: Of the $4,777,000 reverse takover costs, $200,000 were cash payment paid to financial advisors in the transaction.

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