Form 10QSB
period 2007-03-31
CHINA SHEN ZHOU MINING & RESOURCES, INC.
filed 2007-05-21
CIK 790024

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)

x	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

or

¨	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-50491

China Shen Zhou Mining & Resources, Inc.

(Name of small business issuer in its charter)

Nevada	87-0430816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 166 Fushi Road, Zeyang Tower, Suite 305 Shijingshan District, Beijing, China 100043 People’s Republic of China	101304
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:  86-010-68867292

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ¨     No  x

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ¨    No x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ¨    No  x

As of May 15, 2007, the Registrant had 21,296,794 shares of common stock outstanding.

China Shen Zhou Mining & Resources, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31,	December 31,
	2007	2006
	Unaudited
ASSETS

Current assets:
Cash and cash equivalents	$14,408	$18,932
Available for sales securities	8	412
Accounts receivable, net	579	945
Investment deposit	1,034	1,025
Other deposits and prepayments, net	4,562	4,115
Inventories, net	1,122	1,373
Due from related parties	114	71
Total current assets	21,827	26,873

Investment deposit	11,939	10,000
Property, machinery and mining assets, net	17,460	16,359
Deferred debt issuance costs	2,418	2,518
Deferred tax assets	529	431
Goodwill	1,001	1,001
Total assets	$55,174	$57,182

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Amounts in thousands, except share data)

	March 31	March 31
	2007	2006
	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$887	$625
Detachable warrants	1,618	1,030
Short term bank loans	1,402	2,668
Other payables and accruals	6,573	7,366
Taxes payable	363	572
Due to a director	212	212
Total current liabilities	11,055	12,473

Convertible notes payable	27,380	26,989
Total liabilities	38,435	39,462
Minority interests	242	258

Commitments

STOCKHOLDERS’ EQUITY:
Common Stock, $0.001 par value:
Authorized shares – 50,000,000
Issued and outstanding – 21,297,700 shares	21	21
Additional paid-in capital	13,865	13,865
PRC Statutory reserves	1,111	1,111
Comprehensive income	786	600
Retained earnings	714	1,865
Total stockholders’ equity	16,497	17,462
Total liabilities and stockholders’ equity	$55,174	$57,182

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the three months ended
	March 31,
	2007	2006
	Unaudited	Unaudited

Net revenue	$2,997	$2,917
Cost of goods sold	(1,237)	(1,041)
Gross profit	1,760	1,876
Operating expenses:
Selling and distribution expenses	(46)	(58)
General and administrative expenses	(1,395)	(743)
Income/(loss) from operations	319	1,075
Other income (expense):
Reverse takeover costs	-	-
Other expenses	(107)	(27)
Interest expense	(1,589)	(60)
Other income	114	-
Income/(loss) before income taxes and minority interests	(1,263)	988
Benefit for income taxes	93	77
Income/(loss) before minority interests	(1,170)	1,065
Minority interests	19	-
Income/(loss) available to common stockholders	$(1,151)	$1,065

Earnings/(loss) per common share	$(0.05)	$0.06

Weighted average number of common shares outstanding	21,298	17,687

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the three months ended
	March 31,
	2007	2006
	Unaudited	Unaudited

Cash flows from operating activities:
Net income	$(1,151)	$1,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of land use rights	551	531
Fair value adjustment of warrant liabilities	588	-
Accrual of coupon interests and accreted principal	350	-
Amortization of deferred financing costs	41	-
Amortization of debt issuance costs	100	-
Investment loss	81	-
Deferred tax benefits	(93)	(77)
Minority interests	(19)	-
Changes in operating assets and liabilities:
Accounts receivable	366	(1,022)
Deposits and prepayments	(447)	(522)
Inventories	251	(331)
Due from related companies	(43)	-
Accounts payable	262	167
Other payables and accruals	(793)	1,657
Taxes payable	(209)	101
Due to related parties	-	(96)
Net cash provided by (used in) operating activities	$(165)	$1,473

 The accompanying notes are an integral part of these consolidated financial statements.

 CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	For the three months ended
	March 31,
	2007	2006
	Unaudited	Unaudited

Cash flows from investing activities:
Purchases of property, machinery and equipment	$(1,496)	$(368)
Increase in investment deposits	(1,939)	-
Decrease in available for sales securities	323	-
Net cash used in investing activities	(3,112)	(368)

Cash flows from financing activities:
Proceeds from short-term borrowings	220	-
Repayments of short-term borrowings	(1,486)	(359)
Net cash used in financing activities	(1,266)	(359)

Foreign currency translation adjustment	19	(35)

Net increase (decrease) in cash and cash equivalents	(4,524)	711
Cash and cash equivalents at the beginning of the period	18,932	294
Cash and cash equivalents at the end of the period	$14,408	$1,005

Supplemental disclosure of cash flows information:
Interest paid	$37	$60

The accompanying notes are an integral part of these consolidated financial statements

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

NATURE OF OPERATIONS

China Shen Zhou Mining and Resources, Inc. and its subsidiaries (collectively known as the “Company”, “China Shen Zhou” or “we”) is principally engaged in the exporation, development, mining, and processing of fluorite, zinc, lead, copper, and other nonferrous metals, through its subsidiaries in the People’s Republic of China (“PRC” or “China”).  Seasonal winter weather and geographical factors in China could affect the production and output of the Company.

NOTE 2

BASIS OF PREPARATION

The Consolidated Financial Statements of China Shen Zhou are unaudited.  In the opinion of the Management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year. The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States.  These Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2006, filed May 8, 2007.

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

NOTE 3

RECAPITALIZATION AND REORGANIZATION

As disclosed in Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2006,, on July 14, 2006, Earth Products & Technologies, Inc. (“EPTI”) completed the terms of a stock exchange agreement with AFMG.  Pursuant to the stock exchange agreement, EPTI issued 20,000,000 shares of its common stock, of which 17,687,000 shares were issued to shareholders of AFMG, 1,013,000 shares to management of AFMG and 1,300,000 shares to the financial advisors of AFMG, in exchange for a 100% equity interest in AFMG, making AFMG a wholly-owned subsidiary of EPTI.

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

NOTE 4

RECENT ACCCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value instruments. SFAS 157 does not require any new fair value measurements, but applies other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (the Company’s fiscal 2008). The Company believes that implementation of SFAS 157 will have little or no impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (SFAS 159). This statement allows all entities a one-time election to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value (the “fair value option”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of SFAS 159 on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to fully recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position and provide additional disclosures. The Company believes that implementation of SFAS 158 will have little or no impact on its consolidated financial statements since the Company has no applicable plans.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company adopted the provisions of FIN 48 effective January 1, 2007. The adoption of FIN 48 had no material effect on the Company’s financial statements.

In December 2006, the FASB issued Staff Position FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” The guidance is effective for fiscal years beginning after December 15, 2006. The Company has evaluated the new pronouncement and has determined that it will not have a significant impact on the determination or reporting of its financial results.

NOTE 5

INCOME TAXES

The PRC subsidiaries within the Company are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate.

The Company’s income tax (expense)/benefit consisted of:

	Three months ended March 31,
	2007	2006
`	(In thousands)	(In thousands)

Current:
- PRC	$-	$-
Deferred:
- PRC	93	77
	$93	$77

The profit-making subsidiaries were all entitled to tax holiday granted by local tax bureau during the above period ..

NOTE 6

EARNINGS (LOSS) PER SHARE

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income per common share is computed similarly to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. For the three months ended March 31, 2007, diluted loss per share is the same as basic loss per share as the effect of the Company's outstanding share options, warrants and convertible note payable was anti-dilutive. . For the three months ended March 31, 2006, diluted earnings per share is the same as basic earnings per share as there was no dilutive event during the period.

NOTE 7

ACQUISITIONS

As discussed in Note 8 of Notes to Consolidated Financial Statements included in our 2006 Annual Report, the Company acquired the following subsidiaries during 2006:

Qingshan Metal

On April 27, 2006, the Company completed the acquisition of a 60% ownership interest in Qingshan Metal for consideration of approximately $2.561 million. An initial payment of approximately $1.409 million was made in April 2006, leaving an outstanding purchase consideration payable of $1.152 million as of December 31, 2006. The outstanding balance was settled on April 13, 2007 by issuing 284,810 shares of China Shen Zhou’s common shares at $4 per share.

Qingshan Metal has been granted the mining right certificate for a copper-zinc-lead mine in Wulatehouqi by the Ministry of Land and Resources of the PRC with a current term from October 2005 to October 2008. We have included the results of operations for Qingshan Metal in our Consolidated Financial Statements since the acquisition date.

Management of the Company considered that stable and sufficient supply of raw zinc and copper minerals as one of the critical success factors of Qianzhen Mining’s ore-dressing operations.  Qingshan Metal is well established and owns considerable copper and zinc reserves.  Moreover, its location is not far away from Qianzhen Mining. We believe that the acquisition of Qingshan Metal will benefit of the Company and the shareholders.

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

Xingzhen Mining

On April 28, 2006, we completed the acquisition of a 80% ownership interests in Xingzhen from Mr. Li Leyi. Under the terms of the acquisition agreement, Mr. Li received an aggregate consideration of approximately $3.587 million.

Xingzhen holds the exploration right to the Xinjiang Buejin Kerbulaiker Copper-Zinc Mines (the “Kerbulaiker Coppe-Zinc Mines), which expired on July 14, 2006. The Kerbulaiker Copper-Xinc Mines is considered to have very considerable quality copper and zinc reserves by experts.

Given the persistent increase in the trading price of nonferrous metals, we believe that the acquisition of Xingzhen will enable the Company to capture golden business opportunities in the foreseeable.

As of the date of this report, Xingzhen is in the final process of applying for the extraction right of the above-mentioned mine, and believes that as soon as the extraction rights are issued by the PRC Government, they can commence extraction of the proven minerals.

The total purchase price and the allocation of the purchase price discussed below. The total purchase price of the merger is as follows: (in thousands)

Cash	$1,025
Value of stock payable to Mr. Li	2,561

Total purchase consideration	$3,586

The amount of approximately $1.025 million was paid in cash as of September 30, 2006.  The outstanding balance was settled on April 13, 2007 by issuing 632,910 shares of China Shen Zhou’s common shares at $4 per share.

Allocation of initial purchase consideration (in thousands):

Net assets of Xingzhen as of April 28, 2006:

Extraction rights	$3,475
Property, plant and mining assets, net	10
Bank balances and cash	122
Other receivables, deposits and prepayments	50
Other payables	(45)

Net assets	3,612

Minority interest	(26)

Net book value of assets acquired and liabilities assumed	3,586

Total purchase consideration	3,586

$-

NOTE 8

AVAILABLE-FOR-SALE INVESTMENTS – MARGIN DEPOSITS

The balance as of December 31, 2006 represents margin deposits paid to a dealing agent. During the second half of 2006, the Company had participated in trading of metal futures. The account was cancelled during the first quarter of 2007and the entire amount was withdrawn from the agent’s account on 14 March 2007.  Prior to the cancellation of the account, the Company had an investment loss in associate with the available-for-sale investments of approximately $82,000 and was charged to the Company’s other expenses.

NOTE 9

INVESTMENT DEPOSITS

		March 31, 2007	December 31, 2006
		(In thousands)	(In thousands)

Non-refundable deposits in connection with the acquisition of Tun Lin Limited Liability Company	(a)	$10,000	$10,000
Refundable deposits in connection with an abandoned acquisition	(b)	1,073	1,025
Refundable deposits in connection with the acquisition of exploration rights in Longtoushan [molybdenum] reserves	(c)	1,939	-
		13,012	11,025
Less: Current portion		(1,073)	(1,025)
Non-current portion		$11,939	$10,000

(a) On November 6, 2006, Xiangzhen Mining entered into contractual arrangements with Mr. Li Jiaxing and Mr. Huang Guan to appoint Mr. Li and Mr. Huang to acquire the entire ownership of Kichi-Chaarat Closed Joint Stock Company (“Kichi-Chaarat”) at a cash consideration of $10,000,000 in aggregate.  Mr. Li and Mr. Huang jointly owned Tun Lin Limited Liability Company (“Tun Lin”), which is a Kyrgyz Republic registered company.  Pursuant to the arrangements, Tun Lin will acquire the entire ownership in Kichi-Chaarat from Altyn Minerals (BVI) Ltd.  Subsequently, Xiangzhen Mining will acquire the entire ownership in Tun Lin.  The major asset of Kichi-

Chaarat is the subsoil use right for  (i) mining for gold and other metals within the Kuru-Tegerek licensed area; and (ii) exploration for gold and other metals within the Kuru-Tegerek licensed area.  The purchase consideration was fully settled in 2006.  However, pursuant to the legal opinion of the Company’s legal consultants in Kyrgyzstan law, the acquisition of Tun Lin “is not deemed to have been completed as of March 31, 2007 until the transfer has been approved by the Kyrgyz authority and Xiangzhen Mining has been issued a share registration certificate which confers the lawful ownership of Tun Lin to Xiangzhen Mining.”

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

(c) On January 25, 2007, the Company entered into an agreement with Mr. Yao Hong Lin to acquire an exploration rights to the [molybdenum] reserves in Longtoushan of Inner Mongolia for consideration of approximately $1,939,000.   According to a recent data of a research conducted by a professional surveyor, the estimated molybdenum reserves within the area granted with the exploration rights are 4,800 tons.

Under the terms of the agreement, Mr. Yao was required to transfer the exploration rights to Xiangzhen by not later than June 15, 2007.  If Mr. Yao cannot honor the agreement to transfer the exploration rights before the deadline, the amount will be refunded to the Company on or before June 18, 2007.

NOTE 10

DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following:

		March 31, 2007	December 31, 2006
		(In thousands)	(In thousands)

Prepayments and advances	(a)	$2,531	$2,976
Refundable advances	(b)	712	702
Advances to Tun Lin	(c)	304	-
Deposits for purchasing a staff dormitory	(d)	332	-
Tax recoverable		75	75
Other receivables		608	362
		$4,562	$4,115

(a) Included in prepayments and advances is an amount paid-in-advance to Wulatehouqi Zijin Mining Co., Ltd. (“Wulatehouqi Zijin”) of approximately $2,265,000 for purchase of raw materials.  (See Note 19).

(b) Amount represents advances in connection with the abandoned acquisition of exploration rights of Qinghai Menyuan Xian Yikeshu hard coal mine. The balance was subsequently returned from the seller on April 18, 2007.

(c) Amount represents advances to Tun Lin to prepare for taking over the operations from original shareholders after the completion of the acquisition as stated in Note 8.

(d) Amount represents deposits paid to purchase a staff dormitory in Beijing.

NOTE 11

DUE FROM RELATED PARTIES

Due from related parties consisted of the following:

		March 31, 2007	December 31, 2006
		(In thousands)	(In thousands)

Due from related parties:
- Due from a director
Mr. He Lin Cui	(a)	$46	$45

- Due from a joint venture partner:
Xinjiang Tianxiang New Technology Development Company Limited	(b)	68	26
		$114	$71

(a) Balance represents miscellaneous advances to Mr Cui and the amount is due on demand.

(b) Xinjiang Tianxiang New Technology Development Company Limited is the minority shareholder of Xingzhen Mining. The balance as of March 31, 2007 represents miscellaneous advances to the minority shareholders.

NOTE 12

WARRANTS LIABILITY

In connection with the issuance of the convertible notes payable, the Company issued a put warrant (“Warrant”) to one of the Company’s financial advisors for the purchase of 875,000 shares of the Company’s common stock at an exercise price of $3.20 per share, exercisable on or before 3 years from the date of grant.  As of March 31, 2007, the fair value of the Warrant is approximately $1,618,000.

The activity in the Company’s warrants liability account is summarized as follows:

March 31, 2007
(In thousands)
Balance at the beginning of the year	$1,030
Fair value adjustment	588
Balance at the end of the year	$1,618

No fair value adjustment for the three months ended March 31 2006 as the warrants were not issued during the period.

NOTE 13

SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following:

	March 31, 2007	December 31, 2006
	(in thousands)	(in thousands)

5.4% note payable to Ministry of Finance of Siziwanqi, (located at Wulanchabu City, Inner-Mongolia province of the PRC) repayable on demand, with interest due on the 20th day of each quarter	109	108

7.812% note payable to Industrial and Commercial Bank of China, Siziwangqi Branch matured on November 29, 2007 but early repaid during the first quarter of 2007, with interest due on the 20th day of each quarter, secured by machinery and of $2,086,501	-	191

8.928% note payable to Baiyin Credit Union matures on November 24, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by assets of $1,600,922	776	1,281

7.056% note payable to Baiyin Credit Union matures on December 26, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by personal assets of a director of the Company	78	-

7.056% note payable to Baiyin Credit Union matured on December 26, 2007 but early repaid in the first quarter of 2007, with interest due on the 20th day of each quarter, secured by personal assets of the Company’s CEO	-	77

7.056% note payable to Baiyin Credit Union matures on August 18, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by personal assets of the Company’s CEO	103	102

7.056% note payable to Baiyin Credit Union matured on February 28, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by personal assets of the Company’s CEO	-	51

8.928% note payable to Baiyin Credit Union matured on February 28, 2007 with interest due on the 20th day of each quarter and principal due at date of maturity, secured and mineral reserve and guaranteed by Qianzhen	-	256

8.928% note payable to Baiyin Credit Union matured on February 22, 2007 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen	-	192

8.928% note payable to Baiyin Credit Union matures on February 22, [2008] with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen	194	-

9.36% note payable to Credit Union of Silver City matured on March 6, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen	-	102

8.928% note payable to Baiyin Credit Union matured on February 28, 2007 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen	-	90

8.928% note payable to Baiyin Credit Union matured on February 22, 2007 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen	-	90

9.36% note payable to Credit Union of Silver City matured on March 13, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen	-	128

8.93% note payable to Credit Union of Silver City matures on May 14, 2007, with interest due on [20th] day of each quarter and principal due at the date of maturity, guaranteed by Qianzhen	90	-

7.06% note payable to Credit Union of Silver City matures on February 28, 2008, with interest due on [20th] day of each quarter and principal due at the date of maturity, guaranteed by a third party	52	-

Total	1,402	2,668

NOTE 14

OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:

		March 31, 2007	December 31, 2006
		(In thousands)	(In thousands)

Outstanding purchase consideration payable for acquisition of subsidiaries	(a)	$3,750	$3,713
Accrued debt issuance costs	(b)	588	2,271
Receipts in advance		1,194	671
Accruals for payroll, bonus and other expenses		374	297
Others payables		667	414

		$6,573	$7,366

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

NOTE 15

DUE TO A DIRECTOR

The balance represents advances from the CEO of the Company and is due on demand.

NOTE 16

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

(iii) If the listing has not occurred on or before November 15, 2007 or if the Company is not at that time currently maintaining such listing, the Notes will bear interest at the rate of 10.50% per annum of the original principal amount of the Notes, from and including November 15, 2007, provided that the re-listing is achieved, provision (ii) will apply.

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

The Notes contain a principal accretion feature that increases the redemptions or repurchase price of the Notes.  The principal is accreted 5% per annum, on semi-annual basis, such that if the Notes are held to maturity the total accreted principal amount is equal to 130% of the original principal amount.  The Company can redeem all of the Notes on or after December 27, 2009, at 110% of the then accreted principal amount, plus accrued and unpaid interest to but excluding the redemption date. In addition, Note holders have rights to request the Company to repurchase the Notes at a price in cash equal to 104% of the then accreted principal amount plus accrued and unpaid interest to the redemption date if there is a change of control of the Company.  In addition, from and after December 27, 2009, Note holders have the right to require the Company to repurchase the Notes for 100% of the then accreted principal amount plus accrued and unpaid interest to the redemption date.

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

The activity in the Company’s convertible notes account is summarized as follows:

March 31, 2007
(In thousands)
Balance at the beginning of the year	$26,989
Accreted principal	350
Amortization of deferred finance costs	41
Balance at the end of the year	$27,380

The Notes were not issued in the corresponding period last year.

NOTE 17

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

NOTE 18

RESERVES

In accordance with the PRC Companies Law, the Company’s  PRC subsidiaries were required to transfer 10% of their profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve and a percentage of not less than 5%, as determined by management, of the profit after tax to the public welfare fund, With the amendment of the PRC Companies Law which was effective from January 1, 2006, enterprises in the PRC are no longer required to transfer any profit to the public welfare fund. Any balance of the public welfare fund brought forward from December 31, 2005 should be transferred to the statutory surplus reserve. The statutory surplus reserve is non-distributable.

NOTE 19

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

For the three months ended March 31, 2007 and 2006, Natural Resource Compensation Charges of approximately $33,000 and $15,000, respectively, were charged to operations and included in cost of sales.

NOTE 20

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

NOTE 21

CONCENTRATION OF CUSTOMERS AND SUPPLIERS

Wulatehouqi Zijin was the only supplier of Qianzhen Mining’s raw minerals, whereas Bayannaoer Zijin Nonferrous Metal Co., Ltd. (“Bayannaoer Zijin”, a related company of Wulatehouqi Zijin) was one of the major customers of Qianzhen Mining.

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

The Company did not carry out transactions with Bayannaoer Zijin until April, 2006.  For the three months ended March 31, 2007, Bayannaoer Zijin contributed approximately $1,230,000 or 41% of the Company’s consolidated net revenue.

In addition to the aforementioned, our nonferrous metal product business had another significant customer which accounted for approximately $434,000 or 15% of our consolidated net revenue for the three months ended in March 31, 2007, and approximately $1,605,000 or 55% of our consolidated net revenue for the three months ended March 31, 2006.

NOTE 22

STOCK OPTIONS

No stock options were granted during the three months ended March 31, 2007 and 2006.   The option as disclosed in Note 24 of Notes to Consolidated Financial Statements included in our 2006 Annual Report remained unexercised as of March 31, 2007.

NOTE 23

SUBSEQUENT EVENTS

None.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which the management of China Shen Zhou Mining & Resources, Inc., (the "Company" or "CSZM") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report, as well as the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006 which is incorporated herein by reference.

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

(c) Acquire More Mineral Resources

To increase our reserve and insure supply to our processing facilities, we plan to acquire domestic and even foreign large-scale mines in order to expand rapidly in the short term.  The Company is in the process of acquiring a gold-

copper mine in Kyrgyzstan.  We expect to acquire some additional nonferrous metal mines domestically which have good conditions and possess all necessary governmental licenses.

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

MANAGEMENT DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2007 AS COMPARED TO THE CORRESPONDING PERIOD ENDED MARCH 31, 2006

Selected information from the Consolidated Statements of Operations

	For the three months ended March 31,
	2007	2006
	(in thousands)	(in thousands)

Net revenue	$2,997	$2,917
Gross profit	1,760	1,876
- Gross profit margin	58.7%	64.3%
General and administrative expenses	1,395	743
Interest expense	1,589	60
Net (loss)/income	$(1,151)	$1,065

NET REVENUE. The company’s operations are mainly located in the northwestern region of China. Winter weather and geographical factors result in low production and revenue in the first quarter of the Company’s business cycle. Revenues for the three months ended March 31, 2007 were approximately $3 million, representing only 13.4% of the net revenue of $22.4 million for the full year of 2006.  Compared to the corresponding period of 2006, net revenue increased by 2.7% mainly due to the contribution of net revenue of $185,000 by a subsidiary which was acquired in the second quarter of 2006. Not taking this factor into account, net revenue decreased by 3.5% when compared to corresponding period last year due to a longer suspension in ore-dressing production in the first quarter of 2007 compared to 2006, as a result of more severe weather and regular maintenance.

GROSS PROFIT AND GROSS PROFIT MARGIN.  For the three months ended March 31, 2007, gross profit was $1.76 million, representing a decrease of approximately $0.12 million as compared to $1.88 million for the first quarter of 2006.  The decrease in gross profit was primarily due to a longer suspension in ore-dressing production in the first quarter of 2007, due to more severe weather and regular maintenance.  The gross profit margin decreased by 5.6% to 58.7% in the first quarter of 2007, as compared to the first quarter of 2006 due mainly to the increase in sales of copper products from the newly acquired subsidiary which has a lower gross profit margin than other products of the Company.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $0.65 million to approximately $1.4 million in the first quarter of 2007 as compared to the first quarter of 2006. The increase in the general and administrative expenses was mainly due to i) additional professional and consultancy expenses of approximately $461,000 incurred to meet the reporting and other requirements of a public company after the completion of the reverse takeover in September 15, 2006; and ii) expenses incurred by newly acquired subsidiaries totaling $84,000.

INTEREST EXPENSE.  The increase in interest expense is mainly due to interest expense associated with the convertible bonds and warrants issued in the fourth quarter of 2006. This includes: i) accrual of finance costs and amortization of deferred finance costs totaling $863,000; ii) revaluation of the warrant liability of approximately $588,000; and iii) amortization of deferred debt issuance costs of approximately $100,000.

NET INCOME.  The net loss for the three months ended March 31, 2007 was $1.15 million, whereas net profit for the corresponding period last year was $1.07 million. The decrease in net income was primarily due to i) interest expense of $1.55 million associated with the convertible bonds and warrants, ii) the decrease in gross profit as a result of weather factors and regular maintenance and; iii) additional professional and consultancy expenses of $461,000 incurred during the first quarter of 2007.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $14.5 million as of March 31, 2007, representing a decrease of $4.43 million as compared to the balance at December 31, 2006 of $18.9 million. The decrease in cash position was mainly due to the net cash used in investing activities of $3.1 million and net repayment of bank borrowings of $1.27 million during the three months ended March 31, 2007. With the proceeds from the issuance of $28 million convertible note in December 2006, the Company believes that it has adequate sources of liquidity to finance its business operations and expansion plan for the foreseeable future.

Net cash used in operating activities for the three months ended March 31, 2007 was $165,000 whereas net cash provided by operating activities was $1,473,000 for the first quarter of 2006. Cash flow from operations during 2007 was affected by the decrease in gross profit as a result of weather factors and regular maintenance. Also, a $613,000 decrease in net operating assets and liabilities also negatively impacted cash flow from operations during the first quarter of 2007.

Net cash used in investing activities during the first quarter of 2007 was mainly represented by: i) investment deposits of $1.94 million for the acquisition of exploration rights to the molybdenum reserves in Longtoushan of Inner Mongolia and ; ii) purchase of fixed assets of $1.5 million.

Net cash used in financing activities during the first quarter of 2007 mainly represents repayment of bank borrowings during the quarter in order to reduce borrowing interest from bank loans.

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

Asset Impairment

Long-lived Assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable metals, corresponding expected commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital, all based on life-of-mine plans. Existing proven and probable reserves and value beyond proven and probable reserves are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable metals” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable metals from such exploration stage metal interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable metals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

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

RECENT ACCCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value instruments. SFAS 157 does not require any new fair value measurements, but applies other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (the Company’s fiscal 2008). The Company believes that implementation of SFAS 157 will have little or no impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (SFAS 159). This statement allows all entities a one-time election to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value (the “fair value option”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of SFAS 159 on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to fully recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position and provide additional disclosures. The Company believes that implementation of SFAS 158 will have little or no impact on its consolidated financial statements since the Company has no applicable plans.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company adopted the provisions of FIN 48 effective January 1, 2007. The adoption of FIN 48 had no material effect on the Company’s financial statements.

In December 2006, the FASB issued Staff Position FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” The guidance is effective for fiscal years beginning after December 15, 2006. The Company has evaluated the new pronouncement and has determined that it will not have a significant impact on the determination or reporting of its financial results.

Item 3. Controls and Procedures.

a) Evaluation of Disclosure Controls. Xiaojing Yu and Steven Jiao, who  our Chief Executive Officer and Principal Chief Financial Officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as of the end of our 2006 fiscal year pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Lin concluded that our disclosure controls and procedures were effective as of December 31, 2006.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

 (b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2007 as we implement our Sarbanes Oxley testing methodologies.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

Risk Factors:

See Item 1. “Risk Factors” included in our 2006 Form 10-KSB.

Item 5. Other Information.

 Risk Factors:

See Item 1. “Risk Factors” included in our 2006 Form 10-KSB.

Our attempted registration with China’s SAFE may not be successful.   As a result, our ability to repatriate profit from and inject capital into our China operations may be seriously affected ..  Under Chinese regulations, the shareholders of American Federal Mining Group, Inc. (“AMFG”), our direct subsidiary which directly owns Qianzhen Mining and Xiangzhen Mining and indirectly owns Tianzhen Mining, Xingzhen Mining and Qingshan Metal (together, the “China Subsidiaries”), are required to register with China’s foreign currency agency SAFE (State Administration of Foreign Exchange) if AMFG has the same group of Chinese shareholders as the Chinese subsidiaries it owns and the purpose of AMFG is to raise capital abroad or to seek listing on a foreign stock exchange.   Without the registration, the SAFE could deny the China Subsidiaries the right to open a foreign exchange account in China, and thus making it difficult for us to repatriate profit from and inject capital into our China Subsidiaries.   We did not attempt to register with the SAFE when we set up AMFG and acquired the China Subsidiaries in 2005 due to lack of knowledge of the new regulations.  Somehow the local branch of China’s Ministry of Commerce approved our acquisitions and the local branch of China’s SAFE approved our foreign exchange account due to lack of knowledge of the new regulations on their part.  Recently, we consulted our China counsel and were informed that there may be risks if we do not register with SAFE because SAFE may deny our right to use the foreign exchange account for repatriating profit or injecting capital into our China Subsidiaries.   As a remedial measure after the fact, we are now in the process of registering the shareholders of AMFG with SAFE.  However, there is no assurance that SAFE will allow us to register.

Item 6.  Exhibits

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-QSB.

Exhibit Number:	Description
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized, in Beijing, on May 21, 2007.

Date: May 21, 2007	CHINA SHEN ZHOU MINING & RESOURCES, INC.

	By:	/s/ Xiaojing Yu
Xiaojing Yu, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven Jiao
Steven Jiao, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)