Form 10QSB
period 2007-06-30
CHINA SHEN ZHOU MINING & RESOURCES, INC.
filed 2007-08-14
CIK 790024

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

or

☐¨	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-50491

China Shen Zhou Mining & Resources, Inc.

(Name of small business issuer in its charter)

Nevada	87-0430816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 166 Fushi Road, Zeyang Tower, Suite 305 Shijingshan District, Beijing, China 100043 People’s Republic of China	101304
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:  86-010-68867292

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ¨ ☑     No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☐    No   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑

As of June 30, 2007, the Registrant had 22,214,514 shares of common stock outstanding.

China Shen Zhou Mining & Resources, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	June 30,	December 31,
3	2007	2006
	Unaudited	Audited
ASSETS

Current assets:
Cash and cash equivalents	$8,728	$18,932
Available for sales securities	8	412
Accounts receivable, net	2,139	945
Investment deposit	-	1,025
Other deposits and prepayments, net	4,681	4,115
Inventories	1,160	1,373
Due from related parties	433	71
Total current assets	17,149	26,873

Investment deposit	10,460	10,000
Property, machinery and mining assets, net	24,012	16,359
Deferred debt issuance costs	2,317	2,518
Deferred income tax assets	550	431
Goodwill	1,001	1,001

Total assets	$55,489	$57,182

The accompanying notes are an integral part of these consolidated financial statements.

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

(Amounts in thousands)

	June 30,	December 31,
	2007	2006
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$755	$625
Warrants liability	1,545	1,030
Short term bank loans	1,423	2,668
Other payables and accruals	1,225	7,366
Taxes payable	471	572
Due to a director	212	212
Total current liabilities	5,631	12,473

Convertible notes payable	27,771	26,989
Total liabilities	33,402	39,462
Minority interests	257	258

Commitments

STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value:
Authorized shares – 50,000,000
Issued and outstanding – 22,215,000 shares (June 30, 2007) and 21,297,700 shares (December 31, 2006)	22	21
Additional paid-in capital	17,535	13,865
PRC Statutory reserves	1,124	1,111
Comprehensive income	1,188	600
Retained earnings	1,961	1,865
Total stockholders’ equity	21,830	17,462
Total liabilities and stockholders’ equity	$55,489	$57,182

The accompanying notes are an integral part of these consolidated financial statements.

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

		For the Three Months Ended		For the Six Months Ended
		6/30/2007	6/30/2006	6/30/2007	6/30/2006

	REVENUES	$ 4,879	$ 4,758	$ 7,876	$ 7,675

Less:	Cost of Goods Sold	(1,699)	(1,940)	(2,936)	(2,981)
	Gross Profit	3,180	2,818	4,940	4,694

	OPERATING EXPENSES
	Selling and distribution expenses	(89)	(19)	(135)	(77)
	General and administrative expenses	(1,026)	(30)	(2,421)	(773)
	Total Operating Expenses	(1,115)	(49)	(2,556)	(850)

	Income from Operations	2,065	2,769	2,384	3,844

	Other Income (Expenses)
	Interest expense	(756)	(69)	(2,345)	(129)
	Other expense	(26)	(4)	(133)	(31)
	Other income	1	14	115	14
	Net Income Before Income Taxes and Minority Interests	1,284	2,710	21	3,698

	Minority Interests	(10)	3	9	3

	Less:Provision for Income Taxes	(14)	(53)	79	24

	Income Attributable to common shareholders	$ 1,260	$ 2,660	$ 109	$ 3,725

	Earning per common share
	Basic	$ 0.057	$ 0.150	$ 0.005	$ 0.211
	Diluted	$ 0.067	$ 0.150	$ 0.080	$ 0.211
	Weighted average number of common shares outstanding
	Basic	22,094	17,687	21,698	17,687
	Diluted	32,219	17,687	31,823	17,687

The accompanying notes are an integral part of these consolidated financial statements.

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Common Stock		Additional paid-in capital	PRC Statutory reserves	Retained earnings	Accumulated other comprehensive income	Total stockholders' equity
	Number of Shares	Amount

Balance at January 1, 2007	21,298	$ 21	$ 13,865	$ 1,111	$ 1,865	$ 600	$ 17,462
Paid-in capital	917	1	3,670	-	-	-	3,671
Net income for the six months ended June 30, 2007	-	-	-	-	109	-	109
Appropriation of PRC statutory reserves	-	-	-	13	(13)	-	-
Foreign currency translation adjustment	-	-	-	-	-	588	588
Balance at June 30, 2007	22,215	$ 22	$ 17,535	$ 1,124	$ 1,961	$ 1,188	$ 21,830

Balance at January 1, 2006	17,687	$ 18	$ 6,319	$ 498	$ 1,098	$ 43	$ 7,976
Paid-in capital	-	-	-	-	-	-	-
Net income for the six months ended June 30, 2006	-	-	-	-	3,725	-	3,725
Appropriation of PRC statutory reserves	-	-	-	127	(127)	-	-
Foreign currency translation adjustment	-	-	-	-	-	231	231
Balance at June 30, 2006	17,687	$ 18	$ 6,319	$ 625	$ 4,696	$ 274	$ 11,932

The accompanying notes are an integral part of these consolidated financial statements.

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2007 and 2006

(Amounts in thousands)

(Unaudited)

	2007	2006
Cash flows from operating activities
Net income	$109	$3,725
Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization	1,000	1,391
Fair value adjustment of warrant liabilities	515	-
Accrual of coupon interests and accreted principal	700	-
Amortization of deferred financing costs	82	-
Amortization of debt issuance costs	201	-
Loss from investment in available for sale securities	81
Deferred income tax benefits	(119)	(29)
Property, machinery and mining assets written-off	-	27
Minority interests	(1)	(3)
Changes in operating assets and liabilities:
Accounts receivable	(1,194)	(1,705)
Deposits and prepayments	(566)	(922)
Inventories	213	(324)
Due from related companies	(362)	(29)
Account payable	130	663
Other payables and accruals	(374)	1,900
Taxes payable	(101)	155
Due to related parties	-	(9)
Net cash provided by operating activities	314	4,840

Cash flows from investing activities:
Purchases of property, machinery and equipment	(8,230)	(1,767)
Decrease in investment deposits	1,025	-
Acquisition of subsidiaries	(460)	(2,312)
Decrease in available for sales securities	323	-
Net cash used in investing activities	(7,342)	(4,079)

Cash flows from financing activities:
Issuance costs of convertible note	(2,096)	-
Proceeds from short-term borrowings	223	-
Repayments of short-term borrowings	(1,486)	(352)
Net cash used in financing activities	(3,359)	(352)

Foreign currency exchange adjustment	183	9

Net (decrease) increase in cash	(10,204)	418
Cash at beginning of year	18,932	294
Cash at end of year	$8,728	$712

Investing activities that do not involve cash payments
Share consideration for acquisitions	$3,670	$-

The accompanying notes are an integral part of these consolidated financial statements.

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1   NATURE OF OPERATIONS

China Shen Zhou Mining and Resources, Inc. and its subsidiaries (collectively known as the “Company”, “China Shen Zhou” or “we”) is principally engaged in the exploration, development, mining, and processing of fluorite, zinc, lead, copper, and other nonferrous metals, through its subsidiaries in the People’s Republic of China (“PRC” or “China”).

NOTE 2   BASIS OF PREPARATION

The Consolidated Financial Statements include the accounts of China Shen Zhou Mining and Resources, Inc., Inc. and more-than-50%-owned subsidiaries that it controls and entities over which control is achieved through means other than voting rights. All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”).

These Consolidated Financial Statements for interim periods are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year. The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States.  These Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2006, filed May 8, 2007.

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

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 3   RECENT ACCCOUNTING PRONOUNCEMENTS

 Recent accounting pronouncements

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 3   RECENT ACCCOUNTING PRONOUNCEMENTS (Continued)

quantify misstatements based on their impact on each of our financial statements and related disclosures. On December 30, 2006, we adopted SAB 108. Our adoption of SAB 108 did not impact our financial statements.

NOTE 4   ACQUISITIONS

Exploration Rights

On May 20, 2007, Xinjiang Bu Er Jin County Xing Zhen Mining Company (“Xingzhen”), entered into a purchase agreement with Mr.Wang Xin, citizen of the People’s Republic of China, to acquire two exploration rights to the Xinjiang Bu Er Jin Ker Bu Lai Ker Copper-Zinc Mines in the north area and the south area, which expires on February 1, 2009 respectively, for a consideration of US$1,497,318.

Xingzhen has been granted the exploration right certificates by the Ministry of Land and Resources with the validity term from February 2007 to February 2009 respectively. These exploration rights enable the Company to explore selected prospective mines for possible economic value to mine and develop.

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

Qingshan Metal

On April 12, 2006, the Company completed the acquisition of a 60% ownership interest in Wulatehouqi Qingshan Non-ferrours Metal Development Co.,Ltd. (“Qingshan”), a PRC limited liability company, for consideration of approximately $2.561 million. An initial payment of approximately $1.409 million was made in April 2006, leaving an outstanding purchase consideration payable of $1.152 million as of December 31, 2006. The outstanding balance was settled on April 13, 2007 by issuing 284,810 shares of China Shen Zhou’s common shares at market price of $4 per share.

Xingzhen Mining

On June 25, 2007, the Company entered into an equity acquisition agreement with Xinjiang Tianixang Technology Development Company Ltd (“Tianxiang”) to acquire an additional 10% of equity in Xingzhen Mining from Tianxiang, for a consideration of $459,589. As of June 30, 2006, the share transfer registration has yet to be completed. After the share transfer is completed, the Company will hold 90% of equity in Xingzhen Mining.

On April 28, 2006, the Company completed the acquisition of a 80% ownership interests in Buerjin Country Xingzhen Mining Co.,Ltd. (“Xingzhen”), a PRC limited liability company, for consideration of approximately $3.587 million.  The amount of approximately $1.025 million was paid in cash as of September 30, 2006.  The outstanding balance was settled on April 13, 2007 by issuing 632,910 shares of China Shen Zhou’s common shares at market price of $4 per share.

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 4   ACQUISITIONS (Continued )

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

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 5   INCOME TAXES

The PRC subsidiaries within the Company are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate.

The Company’s income tax (expense)/benefit consisted of:

	Six months ended June 30,
	2007	2006
`	(In thousands)	(In thousands)

Current:
- PRC	$18	$-
Deferred:
- PRC	61	24
	$79	$24

NOTE 6   EARNINGS (LOSS) PER SHARE

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income per common share is computed similarly to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. For the six months ended June 30, 2007, diluted earnings per share is the same as basic earnings per share as the effect of the Company's outstanding share options, warrants and convertible note payable was anti-dilutive. For the six months ended June 30, 2006, diluted earnings per share is the same as basic earnings per share as there was no dilutive event during the period.

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 7   INVESTMENT DEPOSITS

		June 30, 2007	December 31, 2006
		(In thousands)	(In thousands)

Non-refundable deposits in connection with the acquisition of Tun Lin Limited Liability Company	(a)	$10,000	$10,000
Non-refundable deposits in connection with the acquisition of the 10% share equity of Xingzhen	(b)	460	-
Refundable deposits in connection with an abandoned acquisition	(c)	-	1,025
		10,460	11,025
Less: Current portion		-	(1,025)
Non-current portion		$10,460	$10,000

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

The major asset of Kichi-Chaarat is the subsoil use right for (i) mining for gold and other metals within the Kuru-Tegerek licensed area; and (ii) exploration for gold and other metals within the Kuru-Tegerek licensed area.  The purchase consideration was fully settled in 2006.  However, pursuant to the legal opinion of the Company’s legal consultants in Kyrgyzstan law, the acquisition of Tun Lin “is not deemed to have been completed as of June 30, 2007 until the transfer has been approved by the Kyrgyz authority and Xiangzhen Mining has been issued a share registration certificate which confers the lawful ownership of Tun Lin to Xiangzhen Mining.”

(b) On June 25, 2007, Xiangzhen Mining entered into an agreement with Xinjiang Tianxiang New Technology Development Co., Ltd to acquire the 10% ownership of Xingzhen Mining at a cash consideration of $459,589 in aggregate.  However, the above share transfer registration still has not been completed as of June 30, 2007.

(c) On June 6 2006, the Company entered into an agreement with Mr. Xu Zhong Guo to acquire 70% ownership in exploration rights of Qinghai Menyuan Xian Yikeshu hard coal mine.  Under the terms of the acquisition agreement, Mr. Xu was required to transfer the exploration rights to one of our subsidiaries by not later than July 2006. In return, Mr. Xu would be entitled to receive an aggregate consideration of approximately $1.025 million in cash and $1.537 million worth of our common stock, totaling approximately $2.562 million upon the completion of the transaction. As required by the agreement, the Company had partially deposited $1.025 million cash to Mr. Xu in September 2006.

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 7   INVESTMENT DEPOSITS (Continued)

Since Mr. Xu cannot honor the agreement to transfer the exploration rights to one of our subsidiaries before the deadline, both parties agreed to terminate the agreement.  Pursuant to the cancellation agreement entered into between the Company and Mr. Xu on March 25, 2007, the acquisition was abandoned and Mr. Xu returned the $1.025 million deposit to us on April 11, 2007.

NOTE 8   DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following:

		June 30, 2007	December 31, 2006
		(In thousands)	(In thousands)

Prepayments and advances	(a)	$3,429	$2,976
Prepaid expenses		17	-
Tax recoverable	(b)	77	75
Other receivables	(c)	1,158	1,064

		$4,681	$4,115

(a) Prepayments and advances in connection with the paid-in-advance for purchase of raw materials or equipment etc.  Amount mainly represents prepayment to Wulatehouqi Zijin Mining Co., Ltd. (“Wulatehouqi Zijin”) of approximately $2,265,000 for purchase of raw materials.

(b) Tax recoverable represents refundable corporate income tax.

(c) Other receivables mainly represent the advance payment for staff dormitory, traveling expenses and the balance due from Tun Lin Limited Liability Company.

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 9   DUE FROM RELATED PARTIES

Due from related parties consisted of the following:

		June 30, 2007	December 31, 2006
		(In thousands)	(In thousands)

Due from related parties:
- Due from a director
Mr. He Lin Cui	(a)	$232	$45

- Due from a joint venture partner:
Xinjiang Tianxiang New Technology Development Company Limited	(b)	201	26
		$433	$71

(a) Balance represents miscellaneous advances to Mr. Cui and the amount is due on demand.

(b) Xinjiang Tianxiang New Technology Development Company Limited is the minority shareholder of Xingzhen Mining.  The balance as of June 30, 2007 represents miscellaneous advances to the minority shareholders.

NOTE 10   PROPERTY, MACHINERY AND MINING ASSETS, NET

Property, machinery and mining assets consisted of the following:

	June 30, 2007	December 31, 2006
	(In thousands) (Unaudited)	(In thousands) (Audited)

Land use rights	$1,504	$1,485
Buildings	2,761	2,209
Machinery	5,717	4,972
Mining assets	2,295	1,614
Motor vehicles	948	844
Equipment	226	174
Extraction right	1,178	1,149
Exploration rights	5,059	5,451
Construction in progress	8,433	3,514
	28,121	21,412
Less:
Accumulated depreciation and amortization	(4,109)	(5,053)
	$24,012	$16,359

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 10   PROPERTY, MACHINERY AND MINING ASSETS, NET (Continued)

Depreciation and amortization

Depreciation and amortization expense in aggregate for the six month periods ended June 30, 2007 and 2006 was approximately $1,000,000 and $1,391,000 respectively.

NOTE 11   WARRANTS LIABILITY

In connection with the issuance of the convertible notes payable, the Company issued a put warrant (“Warrant”) to one of the Company’s financial advisors for the purchase of 875,000 shares of the Company’s common stock at an exercise price of $3.20 per share, exercisable on or before 3 years from the date of grant.  As of June 30, 2007, the fair value of the Warrant is approximately $1,545,000 according to a valuation done by a professional valuation firm.

The activity in the Company’s warrants liability account is summarized as follows:

June 30, 2007
(In thousands)
Balance at the beginning of the year	$1,030
Fair value adjustment	515
Balance at the end of the period	$1,545

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 12  SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following:

	June 30, 2007	December 31, 2006
	(in thousands)	(in thousands)

5.4% note payable to Ministry of Finance of Siziwanqi, (located at Wulanchabu City, Inner-Mongolia province of the PRC) repayable on demand, with interest due on the 20th day of each quarter	$ 110	$ 108

7.812% note payable to Industrial and Commercial Bank of China, Siziwangqi Branch matured on November 29, 2007 but early repaid during the first quarter of 2007, with interest due on the 20th day of each quarter, secured by machinery of $2,086,501	-	191

8.928% note payable to Baiyin Credit Union matures on November 24, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by assets of $1,600,922 and guaranteed by Xiangzhen	788	1,281

7.056% note payable to Baiyin Credit Union matures on December 26, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by personal assets of a director of the Company	79	-

7.056% note payable to Baiyin Credit Union matured on December 26, 2007 but early repaid in the first quarter of 2007, with interest due on the 20th day of each quarter, secured by personal assets of the Company’s CEO	-	77

7.056% note payable to Baiyin Credit Union matures on August 18, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by personal assets of the Company’s CEO	105	102

7.056% note payable to Baiyin Credit Union matured on February 28, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by personal assets of the Company’s CEO	-	51

8.928% note payable to Baiyin Credit Union matured on February 28, 2007 with interest due on the 20th day of each quarter and principal due at date of maturity, secured by mineral reserve and guaranteed by Qianzhen	-	256

8.928% note payable to Baiyin Credit Union matured on February 22, 2007 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen	-	192

9.07% note payable to Baiyin Credit Union matures on August 17, 2007 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen	197	-

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 12   SHORT-TERM BANK LOANS (Continued)

	June 30, 2007	December 31, 2006
	(in thousands)	(in thousands)

9.36% note payable to Credit Union of Silver City matured on March 6, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen	$ -	$ 102

8.928% note payable to Baiyin Credit Union matured on February 28, 2007 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen	-	90

8.928% note payable to Baiyin Credit Union matured on February 22, 2007 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen	-	90

9.36% note payable to Credit Union of Silver City matured on March 13, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen	-	128

9.43% note payable to Credit Union of Silver City matures on August 17, 2007, with interest due on 20th day of each quarter and principal due at the date of maturity, guaranteed by Qianzhen	92	-

7.06% note payable to Credit Union of Silver City matures on February 28, 2008, with interest due on 20th day of each quarter and principal due at the date of maturity, guaranteed by a third party	52	-

Total	$ 1,423	$ 2,668

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 13   OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:

		June 30, 2007	December 31, 2006
		(In thousands)	(In thousands)

Outstanding purchase consideration payable for acquisition of subsidiaries	(a)	$-	$3,713
Accrued debt issuance costs	(b)	196	2,271
Receipts in advance		392	671
Accruals for payroll, bonus and other expenses		544	297
Others payables		93	414

		$1,225	$7,366

(a) The amount represents outstanding purchase consideration payable for acquisition of Qingshan Metal and Xingzhen Mining, and was subsequently settled by means of issuing 917,720 shares of the Company’s common stock to the sellers.

(b) The balance mainly represents outstanding financing commission payable to financial advisors, legal service fees, and other related costs incurred at the issuance of convertible note during 2006.

NOTE 14   DUE TO A DIRECTOR

The balance represents advances from the CEO of the Company and is due on demand.

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 15   CONVERTIBLE NOTES PAYABLE

Convertible notes

On December 27, 2006, the Company entered into a Notes Purchase Agreement with Citadel Equity Fund Ltd. (“Citadel”), under the terms of which Citadel purchased a total of US$28,000,000 in convertible senior notes (“Notes”).  The Notes initially bear interest at 6.75% per annum, which is subject to upward adjustment, are payable semi-annually, and have a maturity of December 27, 2012.  Pursuant to the Notes Purchase Agreement, the interest rate may be adjusted upward depending on whether and when we become listed on a national stock exchange in the United States as follows:

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

The Notes contain a principal accretion feature that increases the redemption or repurchase price of the Notes.  The principal is accreted 5% per annum, on semi-annual basis, such that if the Notes are held to maturity the total accreted principal amount is equal to 130% of the original principal amount.  The Company can redeem all of the Notes on or after December 27, 2009, at 110% of the then accreted principal amount, plus accrued and unpaid interest to but excluding the redemption date. In addition, Note holders have rights to request the Company to repurchase the Notes at a price in cash equal to 104% of the then accreted principal amount plus accrued and unpaid interest to the redemption date if there is a change of control of the Company.  In addition, from and after December 27, 2009, Note holders have the right to require the Company to repurchase the Notes for 100% of the then accreted principal amount plus accrued and unpaid interest to the redemption date.

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 15   Convertible Notes Payable (Continued)

Debt issuance costs

The issuance costs directly associated with the Notes and the put warrant were approximately $2.52 million in aggregate.  The amount is capitalized as deferred debt issuance costs, and is being amortized on the straight-line method over the term of the convertible loan, with the amounts amortized being recognized as interest expense. Any unamortized debt issuance costs remaining at the date of conversion of the loan will be recognized as interest expense in the period the conversion takes place.  Amortization of debt issuance cost for the six months ended June 30, 2007 amounted to $200,000.

The activity in the Company’s convertible notes account is summarized as follows:

June 30, 2007
(In thousands)
Balance at the beginning of the year	$26,989
Accreted principal	700
Amortization of deferred finance costs	82
Balance at the end of the period	$27,771

The Notes were not issued in the corresponding period last year.

NOTE 16  DEFINED CONTRIBUTION RETIREMENT PLANS

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

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Notes to  Consolidated Financial Statements

(Unaudited)

NOTE 17   RESERVES

In accordance with the PRC Companies Law, the Company’s  PRC subsidiaries were required to transfer 10% of their profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve and a percentage of not less than 5%, as determined by management, of the profit after tax to the public welfare fund. With the amendment of the PRC Companies Law which was effective from January 1, 2006, enterprises in the PRC are no longer required to transfer any profit to the public welfare fund. Any balance of the public welfare fund brought forward from December 31, 2005 should be transferred to the statutory surplus reserve. The statutory surplus reserve is non-distributable.

NOTE 18   ASSET RETIREMENT OBLIGATIONS

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

The Company’s mining operations are subject to “Natural Resource Compensation Charges”, but the charging rate varies in different cities in the PRC.  Tianzhen Mining was granted exemptions for 5 years, effective from 2004.  Xiangzhen Mining and Qingshan Metal were charged at net turnover * 2%* a special index solely determined by the local government.  Qianzhen Mining was engaged in refinery of metals and no involved in any mining activities in 2006 and 2007.  As such, Qianzhen Mining is not subject to the charge. Xingzhen Mining has not commenced its business.

For the six months ended June 30, 2007 and 2006, Natural Resource Compensation Charges of approximately $69,514 and $37,839, respectively, were charged to operations and included in cost of sales.

For the three months ended June 30, 2007 and 2006, Natural Resource Compensation Charges of approximately $36,514 and $22,839, respectively, were charged to operations and included in cost of sales.

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 19   COMMITMENTS AND CONTINGENCIES

General

The Company follows FAS No. 5, “Accounting for Contingencies,” in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available at the date of the financial statements indicates that it is probable that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

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

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 20    CONCENTRATION OF CUSTOMERS AND SUPPLIERS

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

The Company did not carry out transactions with Bayannaoer Zijin until April, 2006.  For the three months ended June 30, 2007, Bayannaoer Zijin contributed approximately $1,658,167 or 34% of the Company’s consolidated net revenue and approximately $1,520,093 or 31% of the consolidated net revenue for the three months ended June 30, 2006.  For the six months ended June 30, 2007, Bayannaoer Zijin contributed approximately $2,888,167 or 37% of the Company’s consolidated net revenue.

In addition to the aforementioned, our nonferrous metal product business had another significant customer – Baiyin Non-ferrous Metal Co., Ltd, which accounted for approximately $982,911 or 20% of our consolidated net revenue for the three months ended in June 30, 2007, and approximately $1,286,946 or 27% of our consolidated net revenue for the three months ended June 30, 2006.

NOTE 21   STOCK OPTIONS

No stock options were granted during the six months ended June 30, 2007 and 2006.   The option as disclosed in Note 24 of Notes to Consolidated Financial Statements included in our 2006 Annual Report remained unexercised as of June 30, 2007.

NOTE 22   SUBSEQUENT EVENTS

None.

Item 2.  Management's Discussion and Analysis or Plan Operation

The following discussion and analysis provides information which the management of China Shen Zhou Mining & Resources, Inc., (the "Company" or "CSZM") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report, as well as the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2006 which is incorporated herein by reference.

OVERVIEW

We are principally engaged in the exploration, development, mining, and processing of fluorite, zinc, lead, copper, and other nonferrous metals, through our subsidiaries in the PRC.

BUSINESS STRATEGY

(a)

The Expansion of Production Capacity to Meet Demand

▼ Fluorite

I

n 2007, we expect to extract 150,000 metric tons of fluorite ore.  In early 2006, we started a 300,000 metric ton fluorite ore project at Xiangzhen Mining.  In 2008, this project will reach 70% of its designed annual capacity and by 2009, we will have the capacity to extract 300,000 metric tons of fluorite ore per year.

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

▼Copper, Lead and Zinc

Qingshan Metal will expand its extracting capacity in 2007 and by April 2008, it should be able to produce 100,000 metric tons of copper ore which will be supplied Qianzhen Mining, and with 50,000 metric tons of zinc ore which Qingshan Metal itself will process.

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

(b) Increase Exploration Activities

Tianzhen Mining has just finished exploration activities at the Yangye Huayuan Copper Mine and we expect to obtain a mining license from Xinjian Bureau of Land and Resources by the end of 2007.  Currently, the Company is conducting exploration activities in Wuzunagen Lead & Zinc Mine and Jiangejier Lead & Zinc Mine owned by Tianzhen Mining.  We plan to further increase exploration activities there.  We signed a contract with Xinjiang Nonferrous Geology Prospecting Bureau to do the exploration work for us.  We expect to complete a reserve evaluation report which is a requirement for applying for mining licenses for these two mines in 2007.

In May 2007, Xingzhen Mining acquired two exploration rights ,with a valid term to Feburary 2009, to explore the prospective reserves in the north and south area of the Xinjiang Bu Er Jin Bu Lai Ker Copper-Zinc Mines. These exploration rights enable the company to explore selected prospective mines of possible economic value to mine and develop.

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

The amount of approximately $1.409 million was paid as a down payment in April 2006. The remaining portion of $1.152 was settled on April 13, 2007 by issuing 284,810 shares of China Shen Zhou’s common shares at a market price of $4 per share.

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

Xingzhen Mining holds the exploration right to the Xinjiang Buejin Kerbulaiker Copper-Zinc Mines, which expired on July 14, 2006. The Kerbulaiker Copper-Zinc Mines is considered by experts to have very considerable quality copper and zinc reserves.

Given the persistent increase in the trading price of nonferrous metals, we believe that the acquisition of Xingzhen Mining will enable the Company to capture business opportunities in the future.

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

Approximately $1.025 million was paid in cash as of September 30, 2006.  The remaining portion of $2.561 million was settled on April 13, 2007 by issuing 632,910 shares of China Shen Zhou’s common shares at a market price of $4 per share.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2007 AS COMPARED TO THE CORRESPONDING PERIOD ENDED JUNE 30, 2006

Selected information from the Consolidated Statements of Operations

	For the three months ended June 30,
	2007	2006
	(in thousands)	(in thousands)

Net revenue	$4,879	$4,758
Gross profit	3,180	2,818
- Gross profit margin	65.2%	59.2%
General and administrative expenses	1,026	30
Interest expense	756	69
Net (loss)/income	1,260	2,660

NET REVENUE. Revenues for the three months ended June 30, 2007 were approximately $4.9 million, representing a slight increase of 2.3% compared to the corresponding period of 2006.The marginal growth in net revenue in the current quarter was mainly due to an increase in sales of $1.1 million by Xiangzhen Mining from increased sales of refined fluorite powder and ore.  However, the increase in revenue by Xiangzhen Mining was offset by a decrease in sales of zinc powder by Qianzhen of 780 tons due to insufficient supply of zinc ore. Despite an increase in the price of refined zinc powder, revenue of Qianzhen decreased by $1.2 million compared to the corresponding period of 2006 resulting in a slight increase in total net revenue as compared to the corresponding period of 2006.

GROSS PROFIT AND GROSS PROFIT MARGIN.  For the three months ended June 30, 2007, gross profit was $3.2 million, representing a increase of approximately $0.4 million as compared to $2.8 million for the second quarter of 2006.  The increase in gross profit was primarily due to the increase in the sales of fluorite products by approximately 100% and  increase in sale prices for refined zinc powder by 17% and fluorite products by 27% respectively as compared the corresponding period of 2006.  The gross profit margin increased by 6% to 65.2% in the second quarter of 2007, as compared to the second quarter of 2006, due mainly to the increased sale prices for our non ferrous and fluorite products.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately $1 million in the second quarter of 2007 as compared to the second quarter of 2006. The increase in the general and administrative expenses was mainly due to i) additional professional and consultancy expenses of approximately $220,000 incurred to meet the reporting and other requirements of a public company after the completion of the reverse takeover in September 15, 2006; and ii) expenses incurred by newly acquired subsidiaries totaling $490,000; and iii) additional staff salary and traveling expenses of approximately $129,000.

INTEREST EXPENSE.  The increase in interest expense is mainly due to interest expense associated with the convertible bonds and warrants issued in the fourth quarter of 2006. This includes: i) accrual of finance costs and amortization of deferred finance costs totaling $863,423; and ii) amortization of deferred debt issuance costs of approximately $100,000 during the second quarter of 2007.

NET INCOME.  The net income for the three months ended June 30, 2007 was $1.3 million, whereas net income for the corresponding period last year was $2.7 million. The decrease in net income was primarily due to i) interest expense of $760,000 mainly associated with the convertible bonds and warrants, ii) the increase in general and administrative expense of $1 million.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2007 AS COMPARED TO THE CORRESPONDING PERIOD ENDED JUNE 30, 2006

Selected information from the Consolidated Statements of Operations

	For the Six months ended June 30,
	2007	2006
	(in thousands)	(in thousands)

Net revenue	$7,876	$7,675
Gross profit	4,940	4,694
- Gross profit margin	62.7%	61.2%
General and administrative expenses	2,421	773
Interest expense	2.345	129
Net (loss)/income	109	3,725

NET REVENUE. Revenues for the six months ended June 30, 2007 were approximately $7.9 million, representing 35% of the net revenue of $22.4 million for the full year of 2006 and a slight increase of 2.6% as compared to the corresponding period of 2006.  The marginal growth in net revenue in the current period was mainly due to an increase in sales of fluorite products in the amount of 7,794 tons by Xiangzhen, which also benefited from an increase in price of $18 per ton for its fluorite products.  However, the increase in revenue by Xiangzhen Mining was offset by a decrease in sales of zinc powder by Qianzhen of 1,400 tons due to insufficient supply of zinc ore.  Although the price of refined zinc powder increased by $640 per ton, there was a decrease of revenue of $1.3 million.  During the period, the newly acquired Xingzhen Mining was still at development stage and contributed no revenue and the expansion project of Xiangzhen will not be put into production until the latter half of 2007 as currently planned.

GROSS PROFIT AND GROSS PROFIT MARGIN.  For the six months ended June 30, 2007, gross profit was $4.9 million, representing an increase of approximately $0.2 million as compared to $4.7million for the six months of 2006.  The increase in gross profit was primarily due to the increase in sales of fluorite products and the increase in price for fluorite products mentioned above and additional revenue from increased sale of fluorite products by Xiangzhen Mining. The gross profit margin increased by 1.5% to 62.7% in the six months of 2007, as compared to the same period of 2006 due mainly to the increased price for our non ferrous and fluorite products.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $1.6 million to approximately $2.4 million for the first half year of 2007 as compared to the six months of 2006. The increase in the general and administrative expenses was mainly due to i) additional professional and consultancy expenses of approximately $600,000 incurred to meet the reporting and other requirements of a public company after the completion of the reverse takeover in September 15, 2006; and ii) expenses incurred by newly acquired subsidiaries totaling $554,000; and iii) additional staff salary and traveling expenses of approximately $232,000.

INTEREST EXPENSE.  The increase in interest expense is mainly due to interest expense of approximately $2.4 million associated with the convertible bonds and warrants issued in the fourth quarter of 2006. This includes: i) accrual of finance costs and amortization of deferred finance costs totaling $1.7million; ii) revaluation of the warrant liability of approximately $515,200; and iii) amortization of deferred debt issuance costs of approximately $200,000 for the first half year of 2007. Among these expenses, except for the $945,000 which are cash payment for the coupon interest, the remaining expenses of approximately 1.5 million are non cash in nature.

NET INCOME.  The net income for the six months ended June 30, 2007 was $109,000, whereas net income for the corresponding period last year was $3.7 million. The decrease in net income was primarily due to i)

interest expense of $2.2 million mainly associated with the convertible bonds and warrants, ii) the increase in general and administrative expense of $1.6 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $8.7million as of June 30, 2007, representing a decrease of $10.2 million as compared to the balance at December 31, 2006 of $18.9 million. The decrease in cash position was mainly due to the net cash used in purchasing of property, machinery and equipment of $8.2 million and net repayment of short-term borrowings of $1.48 million during the six months ended June 30, 2007. With the proceeds from the issuance of $28 million convertible note in December 2006, the Company believes that it has adequate sources of liquidity to finance its business operations and expansion plan for the foreseeable future.

Net cash provided by operating activities for the six months ended June 30, 2007 was $0.31 million whereas net cash provided by operating activities was $4,840,000 for the first half year of 2006. Cash flow from operations during 2007 was mainly affected by the increase of interest expense associated with the convertible notes and general and administrative expenses mentioned above.

Net cash used in investing activities during the first half year of 2007 was mainly represented by purchase of fixed assets of $8,2 million by Xiangzhen Mining and Xingzhen Mining for their capacity expansion projects..

Net cash used in financing activities during the first half year of 2007 mainly represents issuance cost of 2.1 million associated with the convertible notes issued in the fourth quarter of 2006, as well as repayment of bank borrowings in order to reduce interest from bank loans.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimates are made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur, could materially impact the consolidated financial statements.  We believe the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the consolidated financial statements.

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

Item 3. Controls and Procedures.

a) Evaluation of Disclosure Controls. Xiaojing Yu and Steven Jiao, who  our Chief Executive Officer and Principal Chief Financial Officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as of the end of our second fiscal quarter in 2007 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, Ms. Yu and Mr. Jiao concluded that our disclosure controls and procedures were effective as of June 30, 2007.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

On April 13, Xiaojing Yu, President and Chief Executive Officer of China Shen Zhou Mining & Resources, Inc. (the “Company”), resigned from her position as president.  On the same date, the Board of Directors nominated and appointed Xuming Xu, Chief Operating Officer of the Company., to assume the position to serve until his early resignation or removal by the Board of Directors.

On May 20, 2007, Xinjiang Bu Er Jin County Xing Zhen Mining Company (“Xingzhen”), entered into a purchase agreement with Mr.Wang Xin, citizen of the People’s Republic of China, to acquire two exploration rights to the Xinjiang Bu Er Jin Ker Bu Lai Ker Copper-Zinc Mines in the north area and the south area, which expires on February 1, 2009 respectively, for a consideration of US$1,497,318.

Xingzhen has been granted the exploration right certificates by the Ministry of Land and Resources with the validity term from February 2007 to February 2009 respectively. These exploration rights enable the Company to explore selected prospective mines for possible economic value to mine and develop.

Under Chinese mining laws and regulations, generally an exploration license is valid for no more than 3 years and extension of the exploration license shall not exceed two years and two extensions.

Item 6.  Exhibits

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-QSB.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company, effective December 13, 2006 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB/A filed on May 8, 2007).

3.2	Bylaws of the Company adopted on November 27, 2006 (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-KSB/A filed on May 8, 2007).

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized, in Beijing, on August 14, 2007.

Date: August 14, 2007	CHINA SHEN ZHOU MINING & RESOURCES, INC.

	By:	/s/ Xiaojing Yu
Xiaojing Yu, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven Jiao
Steven Jiao, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)