Form 10KSB/A
period 2006-12-31
CHINA SHEN ZHOU MINING & RESOURCES, INC.
filed 2007-10-16
CIK 790024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 3 to Form 10-KSB

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [  ] Yes [X]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.[  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

Yes [  ]

No [X]

TABLE OF CONTENTS

EXPLANATORY NOTE

2

ITEM 1.     DESCRIPTION OF BUSINESS

2

ITEM 2.     DESCRIPTION OF PROPERTY

19

ITEM 3.      LEGAL PROCEEDINGS

32

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

32

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND   SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.  33

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .

35

ITEM 7.     FINANCIAL STATEMENTS

46

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.  46

ITEM 8A.     CONTROLS AND PROCEDURES

46

ITEM 8B.     OTHER INFORMATION

48

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.  48

ITEM 10.     EXECUTIVE COMPENSATION

51

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT AND RELATED STOCKHOLDER MATTERS.  51

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

52

ITEM 13.      EXHIBITS

52

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

54

SIGNATURES

55

EXPLANATORY NOTE

This Amendment No.3 to our Annual Report on Form 10-KSB for the year ended December 31, 2006 initially filed with the Securities and Exchange Commission on April 17, 2007 is being filed to i) provide information concerning the restatement of the Company’s financial statements as of December 31, 2005 and for the year then ended that were included in its Form 8-K filed September 18, 2006 ii) present  comprehensive income for the years ended December 31, 2006 and 2005 and iii) present segment information as December 31, 2006 and 2005  and for the years then ended.,

PART   I

ITEM 1.     DESCRIPTION OF BUSINESS

Corporate History

Unless otherwise indicated, or unless the context otherwise requires, all references in this Annual Report to the terms “Company,” “CSZM,” “we,” “our,” or “us” mean China Shen Zhou Mining & Resources, Inc., a Nevada corporation.

We are the result of a share exchange/reverse takeover among Earth Products & Technologies, Inc., a Nevada corporation (“EPTI”) with American Federal Mining Group, Inc., an Illinois company (hereinafter “AFMG”), and the shareholders of AFMG.  The effective date of the transaction was September 15, 2006.  Pursuant to the transaction, EPTI issued a total of 20,000,000 shares of common voting stock to AFMG Shareholders, in exchange for 100% of AFMG’s common stock.  The common stock was issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.  This transaction will be accounted for as a reverse takeover (recapitalization) with AFMG deemed the acquirer for accounting purposes and EPTI the legal acquirer.

As a result of the share exchange/reverse takeover, AFMG became a wholly-owned subsidiary of EPTI, with EPTI, which previously had no material operations, becoming a holding company for the business of AFMG and its subsidiaries.  AFMG is a holding company, incorporated in Illinois, whose principal business is the ownership of entities in the People’s Republic of China (“PRC” or “China”) engaged in the acquisition, exploration, extraction and development of mining properties.

The share exchange/reverse takeover resulted in a change in voting control of EPTI.  The former shareholders of AFMG now hold a total of 20,000,000 shares of common stock, or approximately 94% of the outstanding common stock of EPTI, and the original EPTI shareholders now hold a total of 1,297,700 shares of common stock, or approximately 6% of the outstanding common stock.  At the closing, EPTI’s officers and directors resigned, and Xiao-Jing Yu was appointed as President of EPTI.   Effective October 20, 2006, EPTI changed its name to China Shen Zhou Mining & Resources, Inc.

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

Current Business Operations

Our primary business activity is mining, processing and distributing of fluorite ore, copper, zinc, lead, and other mineral products.  All of our business is conducted through our China-based subsidiaries.  We operate mines in the Inner Mongolia Autonomous Region and Xinjiang Uygur Autonomous Region, which are known for their rich reserves of high-grade minerals of fluorite, copper, lead and zinc.  Regional human resources of general labor and specialized professional mining teams are available to us at a low cost.  We maintain good relationships with the local governments by providing employment opportunities to the people and tax revenues to the government.  We have also achieved strategic cooperative alliances with several large-scale domestic steel or chemical enterprises after years of experience and relationships in the mineral markets.  Such alliances combined with the large resources available on hand provide the Company with a competitive advantage over others in the same industry.

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

Sales and Marketing

Currently, we do not have any marketing staff.  Our customers send their orders to us, usually with cash paid in dvance.  Our in-house sales staff would then try to fill these orders based on our actual production level. These customers have a long term relationship with us, and we expect this to continue because we believe that the demand for mineral products will remain high for the foreseeable future.

Major Supplier

We have one major supplier.  During the year 2006, Wulatehouqi Zijin Mining Co., Ltd. was the only supplier of Qianzhen Mining’s raw minerals.  In 2006, Qianzhen Mining purchased approximately 134,000 metric tons of zinc-lead ores at a price of RMB 63 per ton  and processed them into 14,000 metric tons of refined zinc powder and 1,900 metric tons of refined lead powder. In the first six month ended 30 June 2007, Wulatehouqi Zijin supplied approximately 14,000 tons of zinc ore to Qianzhen Mining.  According to the supply contract between Wulatehouqi Zijin and CSZM, Wulatehouqi Zijin is still committed to provide additional 52,000 tons of zinc ores, which we expect to be supplied to Qianzhen in 2007. Upon expiration of this supply contract, Qianzhen will have to enter into a new supply contract with Wulatehouqi Zijin for zinc ores at negotiated prices or secure ore supplies from other third parties at market price. Qianzhen may have difficulties in securing quality zinc ore for its processing demand, and this will have a significant negative impact on the company’s operations.

On 1st of July and 20th of September 2007, Qianzhen Mining entered into two supplemental agreements with Wulatehouqi Zijin that Wulatehouqi Zijin will provide Qianzhen Mining an additional 15,000 tons of zinc ores at the market price of RMB 589 per ton  and that the price of the remaining amount of zinc ores (52,000 tons in aggregate) will be changed from current RMB 63 per ton to RMB 368 per ton effective 1st of July 2007. This change in purchase price will increase the cost of zinc powder processed by approximately RMB 14 million for the second half of 2007 and 2008 in aggregate.

In 2006, Qingshan Metal produced on its own 41,000 metric tons of copper ores (processed into 790 metric tons of refined copper powder) and 5,500 metric tons of zinc-lead ores (supplied to Qianzhen Mining). In 2007, Qingshan has applied to local government to increase the licensed area of extraction and the permit for exploration in potential areas and the management believe Qingshan has the potential to supply Qianzhen Mining mineral ores for its processing demand in 2008.

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

Competition

In the current markets for nonferrous metals and fluorite, supply in general cannot meet demand.  In the near term, we do not expect that we will have difficulty selling our products.  At this point, our business strategy is not to devote large financial resources to sales and promotion. Our competitors mainly are similar companies in the same geographical region.

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

Business Strategy

Expansion of Production Capacity to Meet Demand

▼ Fluorite

We extracted approximately 68,000 metric tons of fluorite ores in 2006.  In 2007, we expect to extract 150,000 metric tons of fluorite ores.  In early 2006, we started a 300,000 metric ton fluorite ore project at Xiangzhen Mining.  In 2008, this project is expected to reach 70% of its designed annual capacity and by 2009, our Company is expected to have the capacity to extract 300,000 metric tons of fluorite ores per year.

We produced approximately 14,800 metric tons of refined fluorite powder in 2006.  In early 2006, we started to build a 200,000 metric ton/year fluorite ore processing plant in Sumochaganaobao. The new plant is expected to go into full production by the fourth quarter of 2007.  We expect to produce about 30,000 metric tons of refined fluorite powder in 2007.  In 2008, this project is expected to reach 70% of its designed annual capacity.  After completion of the project in 2009, we project that we will produce approximately 100,000 metric tons of refined fluorite powder.

▼Copper, Lead and Zinc

In 2006, Qianzhen Mining purchased approximately 130,000 metric tons of zinc-lead ore and processed them into 14,000 metric tons of refined zinc powder and 1,900 metric tons of refined lead powder.  In 2006, Qingshan Metal produced 41,000 metric tons of copper ores (processed into 790 metric tons of refined copper powder) and 5,500 metric tons of zinc-lead ore (supplied to Qianzhen Mining).   In 2007, Qianzhen Mining is expected to continue to purchase raw materials from third parties.  Qingshan Metal plans to produce 65,000 metric tons of copper-zinc ores.  Since its capacity is 70,000 metric tons, it may have to purchase copper-zinc ores from third parties.  Qingshan Metal is planning to expand its extracting capacity in June 2007 and by April 2008, it is expected to be able to produce 100,000 metric tons of copper ores per year which will supply Qianzhen Mining, and thereafter additional 50,000 metric tons of zinc ores per year which Qingshan Metal itself will process.

 In July 2006, we started to build a 200,000 metric ton/year zinc-copper ore mining and processing project at Keyinbulake Multi-Metal Mine in Buerjin County, Aletal Zone, Xinjiang Uygur Autonomous Region.  This project is expected to initially go into production in early September of 2007 and is projected to produce 5,000 metric tons zinc ore powder and 2,500 metric tons copper ore powder in 2007. In 2008, we expect to produce 200,000 metric tons of zinc and/or copper powder which is expected to be processed into 14,000 metric tons zinc ore powder and 7,100 metric tons copper ore powder.

Increase Exploration Activities

Tianzhen Mining has just finished exploration activities at the Yangye Copper Mine & Huayuan Copper Mine and we expect to obtain a mining license from Xinjiang Bureau of Land and Resources in 2007.

The Huayuan, Yangye and Yangshugou copper mines owns three properties situated in the same district with one prospecting license. The total mineral resources include inferred (333) copper ore 2.14 million tons or copper metal 25,555 tons, reconnaissance (334) copper ore 514,777 tons or copper metal 4,654 tons. We expect that there is a possibility to find more and high category mineral resources in this area. Once the mining license is issued, a general exploration program will be launched to upgrade the resource category and define the extensions of mineralization by drilling and tunneling.  The budget for this program is shown in table 1-1. This exploration program will be funded by the Company

Table 1-1: Exploration budget for Huayuan, Yangye and Yangshugou Properties

	Item	Unit	Quantity	Budget (USD)	Budget (RMB)
1	Drilling	m	200	26,000$	200,000Ұ
2	Tunnel	m	1783.2	154,708$	1,175,784Ұ

Currently, our company is conducting exploration activities in Wuzunagen Lead & Zinc Mine and Jiangejier Lead & Zinc Mine owned by Tianzhen Mining.  We plan to further increase exploration activities there to update resource category and extend mineralization layer. The exploration plan and budget is shown in table 1-2.  We signed a contract with Xinjiang Nonferrous Geology Prospecting Bureau to do the exploration work for us, and we expect to complete a reserve evaluation report which is a requirement for applying mining licenses for these two mines in 2007.

Table 1-2: Exploration budget for Jiangejier Property

	Item	Unit	Quantity	Budget (USD)	Budget (RMB)
1	Drilling	m	2700	25,000$	3,000,000Ұ
2	Tunnel	m	500	130,000$	1,000,000Ұ

Keyinbulake Cu-Zn Mine is another important property of our company. The development of this mine is planned with two steps. The first step is to obtain a mining license as soon as possible. The second step is to conduct an exploration program to define the mineral resources of the property, which provides basis for mine plan and engineering. The exploration details and budget are shown in table 1-3. This exploration program will be funded by the Company.

Table1-3: Exploration Program and budget for Keyinbulake Property

	Item	Unit	Quantity	Budget (USD)×1000$	Budget (RMB)×1000Ұ
1	Topographical survey	km2	25	17.1	130.00
2	Geological survey	km2	25	29.6	220.00
3	Geophysical prospecting			52.6	400.00
4	Drilling	m	8000	842.00	6400.00
5	Trenching	m3	6500	85.50	650.00
6	Assaying	Pies	2600	40.60	300.00
7	Other geology item			105.30	800.00
8	Infrastructure			78.9	600.00
	Total			1,250.00	9,500.00

A preliminary exploration schedule as follow:

•

From January to February 2007: information collection, desk-top study, field work planning and arrangement;

•

From May to October 2007: field work begins, including geological survey, geophysical prospecting, trenching and drilling.

•

From November 2007 to March 2008: data analysis and geological report preparation.

Acquire More Mineral Resources

To increase our reserve and insure supply to our processing facilities, we plan to acquire domestic and foreign large-scale mines when the right opportunity arises.  The Company is in the process of acquiring a gold-copper mine in Kyrgyzstan.  We also expect to acquire additional nonferrous metal mines domestically which have good conditions and possess all necessary governmental licenses.

Expand into Down Stream Chemical Business

To increase the profit margin of our business, we may plan to expand into the fluorite chemical industry which enjoys a very high margin and a rapidly growing market through the acquisition of some fluorite chemical companies.

Competitive Advantages

We believe we have the following competitive advantages:

•

One of the best fluorite mines in China which has high purity fluorite ore and good extracting conditions.

•

Experienced management team.  Most of our officers have more than 20 years of experience in this industry.

•

We have good relationships with local government agencies.

•

Compared to our competitors, we believe we possess relatively more exploration rights which could provide potential upside to our existing reserves and resources.

•

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

The principal regulations governing the mining business in the PRC include:

•

China Mineral Resources Law, which requires a mining business to have exploration and mining licenses from provincial or local land and resources agencies.

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

ITEM 2.     DESCRIPTION OF PROPERTY

Introduction

China Shenzhou Mining & Resources Inc. holds two mining licenses and two exploration licenses at the end of 2006, the licenses are:

-

-

Mining license of Sumochaganaobao Fluorite Mine,  Siziwangqi, Inner Mongolia;

-

Mining license of Mining site No. 2 of Qingxing Copper Mine, Wulatehouqi,  Inner Mongolia;

-

Exploration license of Jiangejier Pb-Zn property in Wuqia County, Xinjiang Autonomous Region;

-

Exploration license of Huayuan Copper Property.

The Company is also applying for other mining licenses and exploration licenses.

Figure 2-1 shows an index map of the properties and Tables 2-1 and 2-2 give detailed information about the licenses.

Property Distribution of China Shenzhou Mining & Resources Inc.

N
Keyinbulake
Multi-metal
Property
0
500km
1000km
Jiangejier Pb-Zn
Property
Urumchi
Sumochaganaobao
Flourite Mine
Harbin
Erlianhot
Beijing
Kashi
Qingxing Copper
Mine
Huhhot
Wuzunagen
Pb-Zn property
Huayuan
Copper
Property
Shanghai
Chengdu
Lasa
Kunming
Taibei
Hongkong
Mining license
Prospecting license
Applying mining license

Figure 2-1: Index Map of China Shen Zhou’s Properties

Table 2-1: Mining licenses held by the Company

Property	Sumochaganaobao fluorite deposit (between prospecting line 21-04)	Mining site No. 2 of Qingxing Copper Mine,
License Number	1526000220071 (152000630047)	1500000530858
Owner	Inner Mongolia Xiangzhen Mining Group Ltd.	Qingshan Nonferrous Metal Development Co Ltd.
Validated period	2006.10-2007.5	2005.10-2008.10
Area	0.909 km2	0.1211km2
Mining mode	Underground mining	Underground mining
Mining scale	80,000t/a	60,000t/a
Ore types	Fluorite	Copper, Zinc and sulfur
Mining Level	700m-1060m	1417m-1320m
Resources/reserve	Probable(332): Fluorite ore 5.05 million tons Inferred (333): Fluorite ore 3.09 million tons	Inferred (333): Copper ore 1.499 million tons Grade: 0.46% - 1.75%

Table 2-2: Exploration licenses held by the Company

Property	Huayuan copper property	Jiangejier property

License Number	6500000731651	6500000731651

Owner	Xinjiang Wuqia Tianzhen Mining Co Ltd	Xinjiang Wuqia Tianzhen Mining Co Ltd

Validated period	2004.3.31-2007.3.31	2007.4.26-2008.4.26

Area	31.71km2	21.07km2

Exploration project	Xinjiang Wuqia Huayuan Copper Deposit prospecting; Xinjiang Wuqia Yangye Copper Deposit Prospecting; Xinjiang Wuqia Yangshugou Copper Deposit prospecting	Xinjiang Wuqia Jiangejier Pb-Zn deposit prospecting

Prospecting unit	No.2 geological brigade of the Bureau of Geology and Mining, Xinjiang Uygur Autonomous Region	Dadi Mining Technique and Development Company Ltd Xinjiang Uygur Autonomous Region

The mineral rights in China are divided into two types: exploration right and mining right.  Exploration right is the right for exploring mineral resources within the areas authorized by the exploration license.  Mining right is the right for exploitation of mineral resources and produce mineral products. According to the Chinese law, an exploration license is valid for 3 years and extension shall not exceed two years and two times. The period validate of mining license in China is 10, 20 and 30 years respectively for small, medium, and large deposit or mine. The mining license can be extended in range or period if the company intends to continue. Application for extension needs to be submitted at least 30 days before the expiration date of the current mining license.

Sumochaganaobao Fluorite Deposit (Xiangzhen Mining)

Location, Access and Traffic

Sumozaganaobao fluorite mine is located in Siziwangqi, Wulanchabu City, Inner Mongolia, China. The coordinate are: E111°15′35″~111°16′30″; N43°07′10″~43°07′49″. It is convenient to access this area, and there is approximately 90km simple dirt road from the mine to Erlianhot and then about 250km freeway or national highway to Hohhot, which is the capital city of Inner Mongolia, China. There is a typical continental climate with main characters of low rainfall and high evaporation, and of a large temperature difference between night and day, and abundant wind. The topography is gentle grassland with an elevation difference only 20-40m. Figure 2-2 is the index map of Sumochaganaobao Fluorite Mine.

Index Map of Sumochaganaobao Fluorite, Siziwangqi, Inner Mongolia, China

N
0
30km
60km
Sumochaganaobao
Fluorite Mine
Mongolia
Erlianhot
Weijing
Naomugeng
Suniteyouqi
Baiyun
mine
Daerhan
maoming
Siziwangqi
Wuchuan
Baotou
Huhhot
Wulanchabu
Hebei
Province
Railway
Freeway
Highway
Urumchi
Erlianhot
Harbin
Beijing
Huhhot
Shanghai
Chengdu
Lasa
Kunming
Hongkong

Figure 2-2: Index Map of Sumochaganaobao Fluorite Mine

Mining Licenses

Inner Mongolia Xiangzhen Mining Group Co Ltd. (Xiangzhen Mining) holds the mining licenses of the area between prospecting line 21 and 04 of Sumochaganaobao Fluorite Deposit. The mining license Number is 1526000220071, with Temporary Extension No. 1526000630047, which issued by the Bureau of Land and Resources, Wulanchabu City, Inner Mongolia and expired in May 2007.  Xiangzhen Mining has submitted an application to Inner Mongolia Bureau of Land and Resources to extend the mining license.  The new mining license will be issued soon.

Previous exploration and development

In 1975, No.1 geological survey brigade of Inner Mongolia conducted 1/200,000 geological survey in this area and found Sumochaganaobao Fluorite deposit. The mineral resource estimated was 1.716 million tons fluorite ore in that time.

From 1981 to 1987, the No.102 geological brigade of Inner Mongolia conducted a prospecting project, then the general exploration and detail exploration continued, and completed the “Geological Report of Sumochaganaobao Fluorite Deposit of Siziwangqi, Inner Mongolia ” in 1987.

In 1978, the deposit was mined by a state-owned enterprise, which was later reorganized to become the North Fluorite Group Corporation Ltd in 1997. The mining right was then transferred to Xiangzhen Mining Group Co., Ltd from the North Fluorite Group Corporation Ltd.

Mining Operation

Before 1997, open-pit mining is conducted. The mining depth reached 58m from elevation of 1065m to 1007m.

Since 2002, the underground mining has been conducted. Undercut-fill mining method is used for the rich ore. Sublevel caving method is proposed for low grade ore. The designed mining capacity of the Sumochaganaobao Fluorite Mine is 80,000t/a. The power supply is diesel generator. Water supply for production and living is ground water.

The major equipment in the mine: 4 sets of compressors (20m³), 10 sets of z-20w rock loaders, 8 sets of electric locomotives (8 tons), 130 sets of V-type mine cars (0.75m³), ventilation fans, and power transformers.

Ore processing Operation:

The fluorite ores are transported by trucks from the mine to the concentrator which is about 45km southeast of the mine. The concentrator has the annual treatment capacity 60,000 tons. The process of concentrator consists of two-stage closed crushing with primary and secondary grindings, one step of roughing flotation, one step of scavenging, and six steps of cleaning, and then thickening, filtrating and drying, and the last step of packing for delivery. The major facilities of concentrator include ball mill workshop, flotation ore processing plant, press and filtration workshop, concentrate pools, tailings houses, lab, electronic scales, water supply wells, power supply lines and offices, etc. The major equipments are jaw-type crushers (2 sets, 250x400mm and 150x750mm), ball mills (3 sets, 1.5mx3m and 1.5mx4m), 4m³ flotation machines (29 sets), Φ12m thickeners (1 set), classifiers (2 sets), 20m²filters, power transformers and power distribution panels.

The concentrate recovery is 83%. Fluorite concentrate grade is over 95%. In 2006, we started to build a new concentrator with the design capacity 200,000 tons per year which is located nearby the fluorite mine. The new concentrator utilizes the advanced processing technology and uses the brand new equipment.

The main component of fluorite ore is CaF2, which is a useful and valuable fluorine chemical used in steel making as an impregnate and in glass making as additive. Therefore the ore has a great market prospect and high demand.

Table 2-3: The Output and Price of Products of 2004-2006, Xiangzhen Mining, Ltd.

Year	Product	Output (t)	Average price per year (USD $/t)
2004	Fluorite ore	33896.46	44.77
	Fluorite concentrate	9204.63	72.66
2005	Fluorite ore	33312.86	55.90
	Fluorite concentrate	-	78.34 (sold 3092.54t in inventory)
2006	Fluorite ore	50839.44	65.85
	Fluorite concentrate	14791.02	73.95

Property Geology

Geologically, the Sumochaganaobao fluorite deposit is located in the Suniteyou Banner Fold Zone in late-Varican, Inner Mongolia Fold Belt. The main strata in the property are: late Paleozoic lower Permian System Xilimiao Formation (P1xl) with three sections: P1xl2-4, P1xl3, and P1xl4-1; Proterozoic Ailegemiao Formation and Jurassic Chagannoer group. The fluorite ore body and mineralization marble is occurred in the lower of P1xl3 and on the top of P1xl2-4.

The ore body is bedded, which strikes 40°-60°, dips to 310°-330° at angle 21°-40°, exceptional with 47°. The distribution is stable and continual. The length of ore body is 1100m; the maximum dip length controlled at present is 1540m. The thickness is 0.52m-22.48m with average of 5.80m. The ore mineral is fluorite only, whose main composition is CaF2. The gangue minerals are: quartz, chlorite and sericite. According to the content of useful component, the ore body is divided to high grade ore (rich ore), CaF2≥60%, and low grade ore (lean ore), 20% ≤ CaF2≥ 60%.

Resources/Reserve

In 1987, No. 102102 Geological Brigade of the Inner Mongolia Autonomous Region submitted the “Geological Report of Sumochaganaobao Fluorite Deposit of Siziwangqi, Inner Mongolia ”.  The Inner Mongolia Geology Mining Bureau examined and approved the resource/reserves in the Sumochaganaobao Fluorite Deposit in the report by issuing the document No. Nei-Di(1987)No. 115 on October 23, 1987.  The bureau of land and resource of Wulanchabu City commissioned the Land-resources Institute of Inner Mongolia to verify the resources/reserve in the Mining License area.  The Institute submitted “the Verification Report of Resources/Reserve between Prospecting line 21 and 04, of Sumochaganaobao Fluorite Deposit in Siziwangqi, Inner Mongolia”.  The “Consulting Center of the China Mining Association” had reviewed and assessed the verification report and recognized the resources and reserve statement in the report.  Table 2-2 gives details about the resource estimate and verification.

Table 2-4 Estimate Result of Resource/reserve between prospecting Line 21 and 04,

Sumochaganaobao Fluorite Deposit

	Type	Former report (1000t)		Checking report (1000t)				Average grade (CaF2%)	CaF2 (1000t)	Category (1999 system)
		pre 1999 Category system	Ore	Ore	change	mined	Retain ore
Fluorite (elevation 497m-1075m)	Rich ore	C	1457	1601	+144	380	1221	79.80	975	(332)
		D	395	1792	+1397		1792	80.17	1437	(333)
		C+D	1852	3393	+1541	380	3013	80.02	2412
	Lean ore	C	2561	3830	+1269		3830	44.99	1723	(332)
		D	6127	1416	-4711	11.9	1297	46.33	601	(333)
		C+D	8688	5246	-3442	11.9	5127	45.33	2324
	Sum	C	4018	5431	+1413	38.0	5057	57.58	2698	(332)
		D	6522	3208	-3314	11.9	3089	70.19	2038	(333)
		C+D	10840	8639	-220.1	499	8140	61.18	4736

Mark: (332) intrinsic economic indicated resources/reserve; (333) intrinsic inferred mineral resources.

The parameters used in resources/reserve estimate are: lean ore: cut-off grade (CaF2) ≥20%, lowest grade(CaF2) ≥30%, minimum minable thickness 1m, and maximal band thickness ＞2m; Rich ore: grade (CaF2) ≥65%, (S) ＜1%, minimum minable thickness 0.7m, and band thickness 2m.

The criterion of Barite, fluorite and Boron Exploration was implemented in the estimate of resources/reserve.

China uses different resource/reserve classification systems which are different from those used in the Western countries. Prior to 1999, letters were used to name different categories of resources/reserves, and the three digital numbers are used.  In general, categories A and B, or with 1 at the third digit are roughly equivalent to Australian JORC’s or Canadian NI43-101’s Measured resource, category C or with 2 at the third digit is roughly to Indicated, and category D or with 3 at the third digit is to Inferred resource.  Following section will give the comparison between Chinese resource classification system and JORC system.

Sampling, Analytical Procedures and Quality Control

The core recovery is over 85% for the drill holes. The samples were taken by splitting the core into halves, with one half as the sample, and other half stored in core box.  Sample length was usually 0.5m to 1.5 m.

Channeling method was used to take samples from tunnels with a channel section size of 10 cm (wide) x 5 cm (deep).  The length of each sample was 1-2m. Channels are chipped horizontally on one wall of the tunnel.

Sample preparation includes three stages of crushing to reduce the size to 0.9mm, then 0.5kg were ground to -200 mesh, then 100g was for assaying, and 400g were saved as spare sample.  Coarse rejects (4mm) were saved as spare samples for composite heavy mineral samples, and fine rejects (0.9mm) were also saved as backup samples. The basic assaying items are: CaF2, CaCO3, SiO2, Fe2O3 and S.

Assaying of samples was completed in the laboratory of the No.102 geological brigade of Inner Mongolia and check by the Central Laboratory of Bureau of Geology Inner Mongolia. Internal and external check samples were assayed, 95% of samples were sent for internal checking and 6.4% for external checking. The qualification rate of the check samples was above 95%. The criterion of Barite, Fluorite and Boron Exploration was also implemented in sample assaying.

Potential for Further Exploration

In China, Categories B and C resources in the deposit may be used as a basis for mining plan, and do not need further geological exploration.  Category D should be upgraded to Category B or C by the use of additional geological exploration.  Our geological consultant believes that there is a low possibility to find new ore bodies or extensions to existing ore bodies since the deposit is well defined and well understood geologically.

Categorization of Mineral Resources and Ore Reserves in China

The system for the categorisation of mineral resources and ore reserves in China is in a period of transition which commenced in 1999. The traditional system uses five categories based on decreasing levels of geological confidence - Categories A, B, C, D and E.  The new system promulgated by the Ministry of Land & Resources (MLR) in 1999 uses three-dimensional matrices, based on economic, feasibility assessment and geological degrees of confidence. These are categorised by a three number code of the form “123”. This new system is derived from the UN Framework Classification proposed for international use. All new projects in China must comply with the new system.

The resources/reserve in this description was estimated based on old system and checked by new one. The Chinese Resource and Reserve estimates comparison with that used by the JORC Code to give in Table 2-5.

Table 2-5: A comparison between the Chinese classification scheme and the JORC Code

JORC Code Resource Category	Chinese “Reserve” Category
	Previous system	Current system
Measured	A	111, 111b, 121, 121b, , 2M11, 2M21, 2S11, 2S21, 331
	B
Indicated	C	122, 122b, 2M22, 2S22, 332,
Inferred	D	333
No equivalent	E	334

The traditional Categories B, C & D are broadly equivalent to the ‘Measured’, ‘Indicated’, and ‘Inferred’ categories that are provided by the JORC Code and USBM / USGS systems

In China, the methods used to estimate the resources and reserves are generally prescribed by the criterion or standard which approved by the relevant Government authority, and are based on the level of knowledge for that particular geological style of deposit. The resource classification categories are assigned largely on the basis of the spacing of sampling, trenching, underground tunnels and drill holes. The parameters and computational methods also prescribed by the criterion and standard include cut-off grades, minimum minable thickness, maximum thickness of band, and average minimum ‘industrial’ or ‘economic’ grades required, which are generally answer for and consistent with the deposit or property.

Mining Site No. 2 of Qingxing Copper Mine (Qingshan Metal)

Location, Access and geography

Mining site No. 2 of the Qingxing is located at Sandaoqi Town, Wulatehouqi, Inner Mongolia of China. The coordinate are E106°45′15″~106°45′45″; N40°57′14″~40°57′45″. It is convenient to access this area. It is 30km northwest of Shanba Town, Hangjinghou Banner connected with a highway and 70km to Linhe Railway Station of Beijing-Lanzhou Railway Line. The topography character is middle and low mountains with deep incision valleys. The climate of this area is continental climate, and the maximum rainfall is 420mm/a, and minimum is 140mm. Figure 3 is the index map of the property.

 Figure 3: Index Map of Mining site No. 2 of Qingxing Copper Mine

Index Map of Qingxing Cu Mine II Stage,
Wulatehouqi, Inner Mongolia
100
50
0 km
N
106°0'0"E
107°0'0"E
108°0'0"E
109°0'0"E
110°0'0"E
111°0'0"E
112°0'0"E
43°0'0"N
42°0'0"N
41°0'0"N
40°0'0"N
Urumchi
Harbin
Beijing
Huhhot
Shanghai
Chengdu
Lasa
Kunming
Hongkong
Wulatezhongqi
Wulatehouqi
Qingxing Cu Mine II
Guyang
Wuchuang
Bayannoer
Baotou
Huhhot
Hangjinqi
Ordos
Railway
National Highway
Freeway

Mining License

The mining license (No. 1500000530858) of Qingxing Copper Mine, Mining site No. 2 is held by Wulatehouqi Qingshan Nonferrous Metal Development Co. Ltd. (Qingshan Metal), and covers 0.1211km2, at the elevations of 1417m-1320m.  Its valid period is from December 2005 to October 2008. Qingshan Metal has submitted an application for a new mining license of 0.6495 km2 to extend the mining area and the local government has agreed to issue this license which is pending.

Previous Exploration and Development

In 1957, the Wuyuan Langshan Geological Brigade of the Geology Ministry conducted a project of 1/500000 geological survey in this district and surrounding area.

In 1960, the Exploration Company of Industry Bureau, Inner Mongolia conducted prospecting and detail exploration projects and submitted a geological report with resource estimates.

In October, 1993, the No.1 brigade of the Nonferrous Geological Bureau, Inner Mongolia compiled the geological report based on the exploration information collected before, which was entitled “the Geological Report of Deposits Ⅲ &Ⅴin Tanyaokou Poly-Metal Ore field, Wulatehouqi, Inner Mongolia”.

Mining Operation

In 2004, the deposit was put into production by underground mining with the designed capacity of 60,000t ore /annum in mining levels between 1,417m to 1,320m.

By the end of 2006, total copper ore mined was 173,800 tons with Cu grade of 0.76%.The mining loss of ore is 43,400 tons. The consumption of the resources was 217,200 tons containing Cu metal 1661.10 tons.

The major equipment in the mine include 3 sets of compressors (20m³/6 m³), 3 sets of z-20w rock loaders, 2 sets of diesel haulage vehicles, 40 V-type mine cars (0.75m³), ventilation fans and power transformers and etc.

There is a 10 KV power supply line for mining production and water supply is transported by special water wagon.

Ore Processing Operation:

There is one concentrator with the processing capacity of 50,000t/annum. The copper ore input grade is 0.61%. Copper concentrate grade is 15-20%. Zinc concentrate is 40-46%.The concentrate recovery rate is 80%. The process of concentrator is one-stage open-circuit crushing and two-stage ore grinding.

The major facilities of concentrator include a ball mill workshop, a flotation ore processing plant, a press and filtration workshop, concentrate pools, dams, lab, electronic scales, water supply wells, power supply lines and offices and etc. The major equipments include 2 ball mills (1.83mx3.6m/130kw motor and 1.2mx4.5m/75kw motor), 15 sets of flotation machines (6A, 11kw), 2 sets of power transformers (315KVA), one classifier (1.2mx10m), 20m²filter, pumps and power distribution panels.

Property Geology

Geologically, Qingxing Copper Mine is located at west part of the Langshan-Baiyunebo geotectogene, north boundary of North China Platform. The main strata in the mine area are Zhaetaishan Formation member II (Pt2zh2) and member III (Pt2zh3).

The Zhaetaishan member II (Pt2zh21) bottom section: lower part consisted of carbonaceous phyllite; carbonaceous slate inter-bedded calcareous chlorite schist, chlorite quartz schist and lens of crystal carbonate; the upper part consisted of biotitic quartz schist, andalusite-mica schist and bearing-carbon mica quartz schist. (Pt2zh22) medium section: carbonaceous slate, carbonaceous phyllite, banded carbonaceous quartzite, bearing-carbon quartzite, dark quartzite and tremolite, diopsidite as well as other stone rocks. The ore body all occurred in this member. (Pt2zh23) top section: mica quartz shist, carbonaceous mica quartz shist, carbonaceous phyllitic quartz shist.

The Zhaetaishan member III (Pt2zh3) bottom section: quartz shist, sheet quartzite. (Pt2zh32) top section: middle-thick quartzite inter-bedded thin quartzite.

The strata occur in monocline with the striking in southwest 220-260, dip to northwest 300-320 with the dip angle 30-89. The all faults took place after the ore body formed, which destroyed the bodies.

The ore body is hidden deposit with gossans and strictly controlled by the stratum. There are two mineralization zones found, No.3 mineralization zone and No.5 mineralization zone. No.3 zone situated in north of the property, which length is 500m and width 10-30m, in there the ore body 1-Cu-1 and 2-Zn-1, 3- Zn -2 were defined. No.5 zone situated in middle-south of the property with length 850m, width 10-40m, and ore body 4- Cu-2, 5 Zn-3 as well as 6 Zn-4 were defined.

The main ore minerals are chalcopyrite, galena, sphalerite and pyrite. The main gangue is quartz, calcite and chlorite.

Resources/Reserve

No. 511 Brigade of Nonferrous Geological Exploration Bureau estimated and verified the resources/reserve of the property, and the estimate results are: the mined Cu ore 217,200 tons, Cu metal 1661.10ton. The accumulated total mineral resources (Cu + Zn) (333) ore is 1.7162 million tons, and the retain resources/reserve is 1.4990 million tons removed the mined resource. And the accumulated total mineral resources (Cu + Zn) (333+334) is 2.46 million tons.  Table 2-4 gives details about the resource estimate and verification.

The parameters used in estimate are shown as follows, it is determined based on the criterion of Copper, Lead, Zinc, Silver, Nickel and Molybdenum Exploration of China (T0214-2002).

Cu ore body: cut-off grade: Cu ≥ 0.2%, low Cu ≥0.4%, minimum minable ≥1m and maximum band ≥2m.

Useful component accompany: Pd ≥0.2%, Zn≥ 0.4% and S≥ 1%.

Zn ore body: cut-off grade: Zn ≥ 0.5%, low Cu ≥0.7%, minimum minable ≥1m and maximum band ≥2m.

Useful component accompany: Cu ≥0.06%, Ag≥ 2g/t and S≥ 4%.

Table 2-6: Resource estimate of No.2 Mining site Qingxing Copper Deposit

Ore body	Original report		Resources of Checking report		Changeable		Consumed		Retain Resources		Average Grade (%)	Category
	Ore (1000t)	Metal (t)	Ore (1000t)	Metal (t)	Ore (1000t)	Metal (t)	Ore (1000t)	Metal (t)	Ore (1000t)	Metal (t)
Cu-1	60.8	334.4	274.3	1389.40	+213.5	+1055.00	0	0	274.3	1389.40	0.51	(333)
Cu-2	28.6	266.0	1406.4	9010.86	+1505.5	+9468.01	217.2	1661.10	1189.2	73497.6	0.64	(333)
Zn-1	4.7	100.1	12.5	162.50	+7.8	+62.40	0	0	12.5	162.5	1.30	(333)
Zn-2	12.3	252.2	12.3	252.20	0	0	0	0	12.3	252.20	2.05	(333)
Zn-3	5.8	56.8	5.8	56.80	0	0	0	0	5.8	56.80	0.98	(333)
Zn-4	4.9	85.0	4.9	85.00	0	0	0	0	4.9	85.00	1.75	(333)

Sampling, Analytical Procedures and Quality Control

The core recovery is over 75% for the drill holes. The samples were taken by splitting the core into halves, with one half as the sample, and other half stored in core box.  Sample length was usually 0.5m to 1.0 m.

Channeling method was used to take samples from tunnels with a channel section size of 10 cm (wide) x 3 cm (deep).  The length of each sample was 1.0m. The qualification of sampling is 100%.

Assaying of samples was completed in the laboratory of the No.511 Brigade of Nonferrous Geological Exploration Bureau and check by the Central Laboratory of Bureau of Geology Inner Mongolia. Internal and external check samples were assayed.  For copper and nickel assays, 9.5% of samples were sent for internal checking and 6.4% for external checking.  The qualification rate of the check samples was above 95%.

Potential for Further Exploration

In the mining process, two mining tunnels in 1390m level and in 1350m level intercepted Cu-2 ore body which improves the control degree and have increased the resources of Cu-2 ore body from 0.0286 million tons to 1.3778 million tons. Our geological consultant believes that if further exploration is conducted in the future, more mineral resources could be defined. Drilling will upgrade some of the resources to Category C (332). Underground exploration (associated mining operation) should upgrade the resource categories, and explore the extension the ore body deeply.

Tianzhen Mining Property

China Shenzhou Mining & Resources, Inc has two prospecting licenses of Huayuan Copper Mine and Jiangejier Pb-Zn Mine, held by Xinjiang Wuqia Tianzhen Mining Co Ltd.

Huayuan Copper Mine

Location,  Access and Geography

There are 3 mineralization occurrences in the property.

Huyuan property is located in Wuqia County, Xinjiang Uygur Autonomous Region of China. It is 4 kilometers southwest of Kangsu Town, 116 kilometers northwest of Kashi city.

Index Map of
Huayuan and Jiangejier Properties
100
50
0 km
Pakistan
Jiangejier
Huayuan
Kangsu
Wuqia
Atushi
Kashi
Wupaer
Yingjisha
Shache
Poketao
Railway
National Highway
Freeway
Urumchi
Harbin
Beijing
Huhhot
Chengdu
Shanghai
Lasa
Kunming
Hongkong
74°0'0"E
75°0'0"E
76°0'0"E
77°0'0"E
78°0'0"E
40°0'0"N
39°0'0"N
38°0'0"N

Figure 4: Index Map of Huayuan Copper Project

The geographic coordinate of the property is: E74º56′23″ ~ 87º9’30”; N39º41’38”~39°42′02″. The property area is 1.08 square kilometers. Access to the area is convenient; there is a simple road from Kangsu Town to property, a highway way from Kangsu to Wuqia, and then a national highway to Kashi City, which is a major city in the region. The climate is typical continent weather. Rainfall is rare and evaporation is high. The topography is middle-high mountains with the elevations of 1900-2200m above the sea level.  Figure 4 is the index map of the project.

Property Geology

The property occurred in Kushiweike syncline of the Nantianshan boundary geotectogene. The strata are very simple, which consisted of Paleocene to Pliocene strata, such as purple-red mud stone, silt stone and grey-yellow calcareous sand stone as well as grey-green granule-middle calcareous sand stone, and the mineralization layer is light grey granule-middle grain calcareous sand stone. The thickness of bearing-copper sand stone varies in striking and dip direction, or thicker or pinch out.

The No. 2 Geological Brigade of the Bureau of Geology and Mining, Xinjiang Uygur Autonomous Region conducted a prospecting project during the period of April-June 2006. The mineralization zone No. I was defined in which mineralized bodies I-1, I-2 and I-4 occur, and the copper-bearing sand stone (mineralization zone No. I) strikes 75°-255°, dips to north  with angles of 17°-27° in Huayuan occurrence.

In Yangshugou occurrence, there are two mineralization beds defined, mineralization bed Iand mineralization bed II. Mineralized body I was found in mineralization bed I and II-1, II-2, II-3, II-4, II-5 and II-6 were found in mineralization bed II.

In Yangye occurrence, there are two mineralization strata defined, mineralization bed I and mineralization bed II. Two ore bodies I-1 and I-2 were found in mineralization bed I and II-1 and II-2 were found in mineralization bed II.

The ore minerals are malachite, cuprite, chalcocite and little nature copper; and the main gangue is quartz. According to the study, bearing-copper sand stone is sedimentary formation.

Resources/ reserves

The resource/reserve estimate results (Tables 2-7, 2-8 and 2-9) are shown in follow tables.

Table 2-7: The resource estimate result of Huayuan Occurrence

No.	Category	Estimate area	Average thick(m)	Average grade %	Average density	Tonnage (t)	Cu metal (t)
1-1	333	14217	16.61	1.16	2.40	566746	6574
1-2	334?	3986	1.21	0.87	2.40	11575	101
1-4	333	2954	4.35	0.95	2.40	30840	293
Total				333		597586	6867
				334?		11227	101

Table 2-8: The resources estimate result of Yangshugou Occurrence

No.	Category	Estimate area(m2)	Average thick(m)	Average grade (%)	Average density (g/cm3)	Tonnage (t)	Cu metal (t)
I	333	14616	6.79	0.81	2.40	238182	1929
II-1	333	2132	5.56	2.25	2.40	28449	640
II-2	333	2153	5.01	1.40	2.40	25888	362
II-3	333	2356	3.77	1.27	2.40	21317	271
II-4	333	2104	4.56	0.86	2.40	23026	198
II-5	333	2060	4.13	3.07	2.40	20419	627
II-6	333	2126	4.85	0.86	2.40	24747	213
Sum						382028	4240

Table 2-9: the resources estimate result of Yangye Occurrence

No.	Category	Estimate area(m2)	Average thick(m)	Average grade (%)	Average Density (g/cm3)	Tonnage (t)	Cu Metal (t)
I-1	333	194721	1.39	1.57	2.4	649589	10199
	334	16744	1.09	1.73	2.4	43802	758
I-2	333	148121	1.44	0.83	2.4	511205	4249
	334	61525	1.45	0.79	2.4	214107	1691
II-1	333	38760	1.60	0.88	2.4	148289	1310
II-2	334	40742	0.99	0.82	2.4	96803	794
Sum					(333)	1161495	14448
					(334)	503550	4553

Parameters for Resources/reserves Estimates

The parameters used in estimate are shown as follows, it is determined based on the criterion of Copper, Lead, Zinc, Silver, Nickel and Molybdenum Exploration (T0214-2002) of China and associated with the property practical condition.

Cu ore body: cut-off grade: Cu ≥ 0.5%, low Cu ≥0.7%, minimum minable ≥1m and maximum band ≥2m.

Sampling, analytical procedures and quality control

The core recovery is over 80% for the drill holes.  The samples were taken by splitting the core into halves, with one half as the sample, and other half stored in core box.  Sample length was usually 0.5m to 1.5 m. Each sample usually was 1.0m to 2.0m.  The samples weigh at sampling place. The samples are not over weight, the eligibility is over 95%.

Sample preparation includes three stages of crushing to reduce the size to -200 meshes, then 0.5kg were ground to -160 meshes, then 50g was for assaying.

The assaying of samples was completed in the laboratory of the No.2 Geological Brigade of the Geological Exploration Bureau of Xinjiang Autonomous region, and check by the Central Laboratory of Bureau of Xinjiang Autonomous Region. Internal and external check samples were assayed.  For copper and nickel assays, 9.5% of samples were sent for internal checking and 6.4% for external checking.  The qualification rate of the check samples was above 95%.

Potential for Further Exploration

The potential to find economic copper deposits in the exploration permit areas is good due to the fact that mineralization beds were defined and Infill drilling will upgrade some of the resources to Category C or to Category B. If the drilling distribution is favourable, the extension of the ore body may be possible and there is potential to define extensions of mineralization.

Jiangejier Pb-Zn Mine

Location, Access and Geography

Jiangejier is located in Wuqia County, Xinjiang Autonomous Region, China. It is 14km northwest of Wulukeqiati Town, 96km to Wuqia county Town, and is 160km to Kashi City. There is national highway conveniently connected to the property (Figure 4). The topography is flattish mountain with the elevation 2700-3000m. The climate is rather humidity than the other area of Xinjiang Region.

Property Geology

Jiangejier Pb-Zn Property occurred at the core part of a sub anticline of Dongalai Complex Syncline. The main strata are:  Low Cretaceous Kezilesu Formation: brown and grey-green silt stone, grey sand stone and grey, red-brown bearing gravel sand stone; upper Cretaceous Yinjisha Formation: grey-green, red-brown silt stone, or sand stone and bearing gypsum silt stone inter bedded with gypsum layer and grey limestone. There is a fault which strike in northeast and dip to northwest with angle 50°-70°.

Four mineralized bodies were defined in the property: mineralized body I generally strikes in north-south, about 350°, dip to 260° with the dip angle 40°, and outcrop length is 600m, the Zn maximum grade is 0.74%, and some have malachite; mineralized body II strikes 340°, dip to 250° with angle 48°, and outcrop length 30m and width 1.7m, Pb average grade is 8.15%, maximum 13.8%, Cu maximum grade 0.89%. Mineralized body Ⅲ did not continue, mineralization layer is middle-granule sand stone. The length of mineralized body Ⅳ is 200m, thickness 1.9m, Pb grade 1.62% and malachite was found in some place.

Main ore minerals are galena, sphalerite, chalcopyrite, malachite, pyrite, limonite and hematite. The main gangues are quartz, feldspar, calcite and chlorite.

Resources/reserve

Dadi Mining Technique and Development Company Ltd, Xinjiang conducted a prospecting project during the period of April-July 2006, and the resources of mineralized bodyⅡ and mineralized body Ⅳ were estimated, and reconnaissance resources submitted are Pb metal (3341) 4488.42tonnes, and Zn metal (334) 2292.74 tons.

Parameters for resources/reserve estimate

Lead ore: cut-off grade: Pb ≥ 0.3%, low Pb ≥0.7%, minimum minable ≥1m and maximum band ≥2m.

Zinc Ore: cut-off grade: Zn ≥ 0.5%, low Zn ≥1.0%, minimum minable ≥1m and maximum band ≥2m.

Sampling, analytical procedures and quality control

The core recovery is over 85% for the drill holes.  The samples were taken by splitting the core into halves, with one half as the sample, and other half stored in core box.  Sample length was usually 0.5m to 1.5 m.  Each sample usually was 1.0m to 2.0m. The length of each sample was not over 1m. The samples weigh at sampling place. The samples are not over weight, the eligibility is over 95%.

Sample preparation includes three stages of crushing to reduce the size to -200 meshes, then 0.5kg were ground to -160 meshes, then 50g was for assaying.

The assaying of samples was completed in the laboratory of the No.2 Geological Brigade of the Geological Exploration Bureau of Xinjiang Autonomous region, and check by the Central Laboratory of Nonferrous Geology Bureau of Xinjiang Autonomous Region. Internal and external check samples were assayed.  For lead and zinc assays, 9.5% of samples were sent for internal checking and 6.4% for external checking.  The qualification rate of the check samples was above 95%.

Potential for Further Exploration

The potential to find economic copper deposits in the exploration permit areas is good due to the fact that the geophysical anomalies and confirmed mineralization layer had been existed and defined ore body is good at Pb and Zn grade.

Keyinbulake Cu-Zn Property (Xingzhen Mining)

Location, Acess and Geography

Keyinbulake Multi-Metal Property is located in Buerjin County, Aletai District, and Xinjiang Uygur Autonomous Region. The coordinate is E 87º17′30″-87º9’30”, N 47º58′30” - 47º59′45”, and the area is 3.59 km2. It is 65km of the west-north of Aletai city, and 20 km of the east-north of Buerjin County, and it is 26 km of the east-north of Dulaiti town. The highway from Aletai city to Dulaiti Town passes by the property, so access is convenient. Figure 5 is the index map of the property in application.

Index Map of Keyinbulake Pb-Zn Property

N
0 10km 20km
Chonghuer
boadakuiyialeng
Keyinbulake Pb-Zn property
Aletai City
Kuositeke
kelaxilike
Buerjin County
Tiegentuobie
217 National highway
216 National highway
Beitunzhen
Urumchi
Harbin
Beijing
Hohhot
Shanghai
Chengdu
Lasa
Kunming
Taibei
Hongkong

Figure 5 Index Map of Keyinbulake Multi-Metal Property

Xinjiang Buerjin County Xingzhen Mining Co Ltd applied to Xinjiang Bureau of Land and Resources for a mining license of this property in 2006. On August 23, 2007, Xingzhen Mining obtained approval for the mining license of Keyinbulake Cu-Zn Mine in Buerjin County, Aletai District, Xinjiang Uygur Autonomous Region. The initial mining period for the license is six years, from August 2007 until August 2013.

Property Geology

According to the previous exploration, there is a geological condition forming large or medium deposit of copper, zinc and silver in Keyinbulake property, based on the facts of ten mineralization zones prospected. Sulfured ore body intercepted by drilling in the deep and the chemical and physical abnormity existing. In the adjacent district, Ashele large copper deposit and Tiemuer Fe-Cu deposit as well as Keketale large Pb-Zn deposit was defined continually.

Mineral Resources

From  previous exploration work, the mineral resources (333+334) are: copper-zinc ore 4.1435 million tons; zinc metal 162357 tons with grade of 3.92%; coexisting copper metal 24,527 tons with grade of 1.27%; accompanying copper metal 12,407 tons with grade of 0.56% and accompanying silver 37.004 tons.

Qianzhen Mining

Qianzhen Mining owns a concentrator with the annual treatment capacity 200,000 tons. The processes of concentrator include two-stage closed crushing with primary and secondary grindings, one step of roughing flotation, one step of scavenging, and three steps of cleaning, and then thickening, filtrating and drying. The major facilities of concentrator include a ball mill workshop, a flotation ore processing plant, filtration workshop, concentrate pools, dams, laboratory, electronic scales, water supply wells, power supply lines and offices, etc. The major equipments are ball mills (3 sets, 2.1mx3m and 1.5mx3m), 4m³ flotation machines (24 sets), 2m³flotation machines (12 sets),Φ12m thickeners(1 set), classifiers (2 sets, 1.5mx10m), 20m² filters, pumps, power transformers and power distribution panels and so on. In 2005, Qianzhen Mining invested approximately $750,000 for the technological modernization of the original processing production line to increase its yearly capacity to approximately 200,000 tons. The current equipment is new.

Qianzhen Mining conducts the operation by purchasing zinc, copper and/or lead ore from Qingshan Nonferrous Metal or other suppliers. The final products are in bulk. The transportation for the products is by means of truck. Table 2-10 shows the annual output and the concentrate average price of Qianzhen Mining in last three year.

Table 2-10: Annual output & concentrate average price in last three years of Qianzhen Mining

Year	Product	Ore output(t)	Concentrate(t)	Average price per year (USD $/t)
2004	Zn concentrate	56902.75	8596.19	474.23
2005	Zn concentrate	87175.17	12866.49	751.60
2006	Zn concentrate	129548.00	13959.16	2190.26
	Pb concentrate		1219.77	1117.10

ITEM 3.      LEGAL PROCEEDINGS

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

In addition to the reverse takeover, we entered into two purchase transactions pertaining to mining properties, each of which calls for the issuance of restricted shares of the Company’s common stock as partial payment of the consideration.  On April 27, 2006, we completed the acquisition of 60% ownership interests in Qingshan Metal. Under the terms of the acquisition agreement, Qingshan Metal shareholders received an aggregate consideration of approximately $2.561 million.  The amount of approximately $1.409 million was paid as a down payment in April 2006. The remaining portion of $1.152 was subsequently settled on March 15, 2007 by issuing 284,810 shares of the Company’s common stock to the Qingshan Metal shareholders when the market price was $4.00 per share.

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

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .

The following management’s discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this item. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbour” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Annual Report on Form 10-KSB/A. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

BUSINESS STRATEGY

Expansion of Production Capacity to Meet Demand

▼ Fluorite

We extracted approximately 68,000 metric tons of fluorite ore in 2006.  In 2007, we expect to extract 150,000 metric tons of fluorite ore.  In early 2006, we started a 300,000 metric ton fluorite ore project at Xiangzhen Mining.  In 2008, this project is expected to reach 70% of its designed annual capacity and by 2009, our Company is expected to have the capacity to extract 300,000 metric tons of fluorite ore per year.

We produced approximately 14,800 metric tons of refined fluorite powder in 2006.  In early 2006, we started to build a 200,000 metric ton/year fluorite ore processing plant in Sumochaganaobao. The new plant is expected to go into full production by the fourth quarter of 2007.  We expect to produce about 30,000 metric tons of refined fluorite powder in 2007.  In 2008, this project will reach 70% of its designed annual capacity.  After completion of the project in 2009, we project that we will produce approximately 100,000 metric tons of refined fluorite.

▼Copper, Lead and Zinc

In 2006, Qianzhen Mining purchased approximately 130,000 metric tons of zinc-lead ore and turned them into 14,000 metric tons of refined zinc powders and 1,900 metric tons of refined lead powder.  In 2006, Qingshan Metal produced 41,000 metric tons of copper ore (to be turned into 790 metric tons of refined copper powder) and 5,500 metric tons of zinc-lead ore (supplied to Qianzhen Mining).   In 2007, Qianzhen Mining will continue to purchase raw materials from third parties.  Qingshan Metal plans to produce 65,000 metric tons of copper-zinc ore.  Since its capacity is 70,000 metric tons, it may have to purchase copper-zinc ore from third parties.  Qingshan Metal is planning to expand its extracting capacity in June 2007 and by April 2008, it is expected to be able to produce 100,000 metric tons of copper ore per year which will supply Qianzhen Mining, and thereafter additional 50,000 metric tons of zinc ore per year which Qingshan Metal itself will process.

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

Increase Exploration Activities

Tianzhen Mining has just finished exploration activities at the Yangye Copper Mine & Huayuan Copper Mine and we expect to obtain a mining license from Xinjiang Bureau of Land and Resources in 2007.

The Huayuan, Yangye and Yangshugou copper mines owns three properties situated in the same district with one prospecting license. The total mineral resources include inferred (333) copper ore 2.14 million tons or copper metal 25,555 tons, reconnaissance (334) copper ore 514,777 tons or copper metal 4,654 tons. It is possible to find more and high category mineral resources in this area. Once the mining license is issued, a general exploration program will be launched to upgrade the resource category and define the extensions of mineralization by drilling and tunneling.  The budget for this program is shown in table 6-1.

Table 6-1: Exploration budget for Huayuan, Yangye and Yangshugou Properties

	Item	Unit	Quantity	Budget (USD)	Budget (RMB)
1	Drilling	m	200	26,000$	200,000Ұ
2	Tunnel	m	1783.2	154,708$	1,175,784Ұ

Currently, our company is conducting exploration activities in Wuzunagen Lead & Zinc Mine and Jiangejier Lead & Zinc Mine owned by Tianzhen Mining.  We plan to further increase exploration activities there to update resource category and extend mineralization layer. The exploration plan and budget is shown in table 6-2.  We signed a contract with Xinjiang Nonferrous Geology Prospecting Bureau to do the exploration work for us.  We expect to complete a reserve evaluation report which is a requirement for applying mining licenses for these two mines in 2007.

Table 6-2: Exploration budget for Jiangejier Property

	Item	Unit	Quantity	Budget (USD)	Budget (RMB)
1	Drilling	m	2700	25,000$	3,000,000Ұ
2	Tunnel	m	500	130,000$	1,000,000Ұ

Keyinbulake Cu-Zn Mine is another important property of our company. The development of this mine is planned with two steps. The first step is to obtain a mining license as soon as possible. The second step is to conduct an exploration program to define the mineral resources of the property, which provides basis for mine plan and engineering. The exploration details and budget are shown in table 6-3. This exploration program is expected to be funded by the Company.

Table 6-3: Exploration Program and budget for Keyinbulake Property

	Item	Unit	Quantity	Budget (USD)×1000$	Budget (RMB)×1000Ұ
1	Topographical survey	km2	25	17.1	130.00
2	Geological survey	km2	25	29.6	220.00
3	Geophysical prospecting			52.6	400.00
4	Drilling	m	8000	842.00	6400.00
5	Trenching	m3	6500	85.50	650.00
6	Assaying	Pies	2600	40.60	300.00
7	Other geology item			105.30	800.00
8	infrastructure			78.9	600.00
	Total			1,250.00	9,500.00

A preliminary exploration schedule is as following:

•

From January to February 2007: information collection, desk-top study, field work planning and arrangement;

•

From May to October 2007: field work, including geological survey, geophysical prospecting, trenching and drilling.

•

From November 2007 to March 2008: data analysis and geological report preparation.

Acquire More Mineral Resources

To increase our reserve and ensure supply to our processing facilities, we plan to acquire domestic and foreign large-scale mines when the right opportunity arises.  The Company is in the process of acquiring a gold-copper mine in Kyrgyzstan.  We also expect to acquire additional nonferrous metal mines domestically which have good conditions and possess all necessary governmental licenses.

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

As of the date of this report, Xingzhen Mining is in the final process of applying for the extraction rights for the Kerbulaiker Copper-Zinc Mines. We believe that as soon as the extraction rights are issued by the PRC Government, it can commence extraction of copper and zinc ore.

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

REVERSE TAKEOVER COSTS. Total chares related to the reverse takeover transaction completed in September amounted to $4,777,000. $4,577,000 of the charges were related to the granting of shares and option to financial advisors for consultation on the transaction and  these charges are non-cash and non-recurring in nature. The remaining $200,000 of the charges were cash payments to other financial advisors for consultation on the transaction and they are non-recurring in nature.

INTEREST EXPENSES.  Interest expense included $ 44,560 of interest and amortization of debt issuance costs and discounts related to the convertible notes payable to Citadel Equity Fund Ltd..

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

SEGMENT PERFORMANCE ANALYSIS

(amounts in thousand)	Segment revenue		Segment profit (loss)
	2006	2005	2006	2005

Fluorite	$5,312	$2,267	$(860)	$(135)

Nonferrous metals	$17,121	$4,780	$9,833	$1,493

Fluorite

Fluorite segment revenue increased by 134% from $2.3 million for 2005 to $5.3 million for 2006. The increase was primarily due to the increases in sales volume as well as selling prices.

However, due to the increased demand by customers for us to cover transportation costs in our selling prices and the increased selling and administrative expenses due to the establishment of our Beijing and Inner Mongolia representative offices, fluorite segment recorded a greater segment loss of $860,000 for 2006 as compared to $135,000 for 2005.

Nonferrous metals

Nonferrous metals segment revenue for 2006 amounted to $17.1 million, around 3.6 times the amount of $4.8 million for 2005. In addition, nonferrous metals segment has noted a significant increase in segment profit as its profit of $9.8 million for 2006 was 6.5 times the amount of $1.5 million for 2005. The reasons for the increases are multiple.

During 2006, there was expansion of production facilities and increases in market price of refined zinc-lead ore.

In addition, towards the end of 2005, our wholly-owned subsidiary, Qianzhen Mining entered into a supply agreement with Wulatehouqi Zijin. Pursuant to the agreement, Wulatehouqi Zijin agreed to supply up to 200,000 metric tons of raw minerals at a fixed price of RMB65/metric ton to Qianzhen Mining over 30 months, i.e. at least 8,000 metric tons per month, whilst on the other hand, Bayannaoer Zijin agreed to purchase the zinc products of Qianzhen Mining at market price. This supply agreement has enabled our nonferrous metals segment to record increasing gross profit on zinc products sales for 2006, as the market prices of zinc were on the increase in 2006.

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

Net cash provided by operating activities for the year ended December 31, 2006 was $8.95 million, as compared to $1.96 million for the year ended December 31, 2005.  The increase in operating cash flows was mainly due to the increases in revenue and gross profits in 2006

Net cash used in investing activities of $17.9 million for the year ended December 31, 2006 was mainly represented by: (i) the increase in investment deposits of $11 million, $10 million of which was deposits for the acquisition of Kichi-Chaarat, and the remaining $1 million of which was a deposit in an abandoned investment, and (ii) purchase of fixed assets of $5.6 million during 2006.

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

ITEM 7.     FINANCIAL STATEMENTS

Refer to page 56 for the Consolidated Financial Statements of the Company.

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

ITEM 8A.     CONTROLS AND PROCEDURES

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

ITEM 8B.     OTHER INFORMATION

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

Ms. Xiaojing Yu has served as Director, Chief Executive Officer and Chairman of the Board of Directors of the Company since September 15, 2006.  She has over 20 years’ experience in the mining industry. She  currently also serves as director and chairwoman of Inner Mongolia Gulatehou Banner Qianzhen Mining and Processing Co., Ltd and Inner Mongolia Xiangzhen Mining Co., Ltd.  She has served in that capacity since May 2002. Prior to that, she was the general manager of Dalian Zhikun Metal Materials Co.,Ltd and finance manager of Gansu Baiyin Nonferrous Industrial Corporation.  Ms. Yu also serves as the Executive Vice President of China Fluorite Industry Association. She attended an advanced management programme jointly run by Qinghua University and Preceton University and obtained an EMBA degree from Preceton University.

Mr. Xueming Xu has serves as Director, President and Chief Operating Officer.  He has more than 20 years’ experience in the mining industry.  He is currently director and president of Inner Mongolia Gulatehou Banner Qianzhen Mining and Processing Co., Ltd and of Inner Mongolian Xiangzhen Mining Co., Ltd.  He has served in that capacity since May 2002.  Prior to that, Mr. Xu served as technician, vice-superintendent and superintendent at Inner Mongolia’s Huiyaokou Iron Ore Plant and deputy general manager of Inner Mongolian Dongshengmiao Mining Co., Ltd.  Mr. Xu graduated from Lianyungang College of Chemical Mining and attended an advanced management programme jointly run by Qinghua University and Preceton University and obtained an EMBA degree from Preceton University.

Mr. Helin Cui serves as Director.  He has more than 20 years’ experience in the mining industry. He is currently a director and deputy chairman of Inner Mongolia Gulatehou Banner Qianzhen Mining and Processing Co., Ltd and of Inner Mongolian Xiangzhen Mining Co., Ltd.  He has serves in that capacity since May 2002.  Prior to that, Mr. Cui worked at Gansu Province’s No. 3 Geological Team as a technician, engineer and team leader and deputy general manager at Baiyin Trading Company in Gansu Province.  He graduated from the Xi'an Geology College.

Mr. Youming Yang serves as Director.  He has 25 years’ experience in nonferrous geological prospecting field and was responsible for the prospecting of a number of large sized nonferrous mining projects in China. He has served as Chief of the Nonferrous Geological Prospecting Bureau of Xinjiang Uygur Autonomous Region since May 2000. Prior to that, Mr. Yang worked as a Chief Engineer at the Nonferrous Geological Prospecting Bureau of Xinjiang Uygur Autonomous Region from October 19 to April 2000.  Mr. Yang studied geology and graduated from Central South China Mining and Metallurgy College.

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

Mr. Steven Ying Jiao serves as Chief Financial Officer.  He has over 15 years’ experiences in corporate finance, operations and domestic and international capital markets. From 1992 to 2002, He served as corporate planning director and financial controller at China World Trade Center Company Ltd.  From January 2002 to June 2005, Mr. Jiao Ying served as CFO and later as COO at Zoom Technologies Inc., a venture capital investment by Newbridge Capital Ltd. Mr. Jiao served as Assistant President at Tianjin Tiens Group and at Beijing Eagle Investment Company Ltd from July 2005 to May 2006.  He graduated from Shanghai foreign Studies University with bachelor’s degrees in English and International Journalism and from Beijing University of International Economics and Traded with an MBA degree in accounting and finance.

Mr. Qijiu Song serves as Vice President.  He has more than 15 years’ experience in mine exploration. Since October 2005, he has been vice general manager of Xiangzhen Mining, responsible for production.  From June 2004 to September 2005, he was general manager of Xinjiang Silver Mine Development Co. Ltd.  From September 1987 to May 2004, Mr. Song worked at Xiao Tie Shan Pb-Zn Mine of Gansu Silver Company, as technician, team leader, production and technology engineer, vice superintendent and chief engineer.  Mr. Song received his BA degree from Kunming Science and Technology University in 1987.

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

Board Composition; Audit Committee and Financial Expert

Our Board of Directors is currently composed of six members: Xiaojing Yu, Xueming Xu, Helin Cui, Youming Yang, Jian Zhang, and Feng Bai. All board actions require the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

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

ITEM 10.     EXECUTIVE COMPENSATION

The Company had no officers or directors whose total annual salary and bonus during 2006 exceeded $100,000. Ms. Yu, our Chief Executive Officer and Principal Financial Officer, earned a salary of $56,000 during the fiscal year ended December 31, 2006.

Summary Compensation Table

Name and Principal Underlying Positions	Year	Salary	Bonus	Option Awards	Stock Awards	All Other Compensation	Total
Xiaojing Yu, CEO	2006	$51,667	$0	--	--	--	$51,667
Xueming Xu, President	2006	$15,769	$0	--	--	--	$15,769
Helin Cui, Director and Vice President of Xiangzhen Mining	2006	$23,718	$0	--	--	--	$23,718
John W. Peters (1)	2006	$0	$0	--	--	--	$0

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

10.3	Voting Agreement by and between the Company, Xiaojing Yu, Xueming Xue and Citadel Equity Fund, Ltd. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 29, 2006).
**10.4	Service Agreement for Going Public between Inner Mongolia Xiangzhen Mining Group Co. Ltd and American Eastern Group, Inc., dated November 1, 2006, and as amended on December 10, 2006
**10.5	Stock Option Agreement by and between the Company and American Eastern Group, Inc., dated December 3, 2005
**10.6	Stock Option Agreement by and between the Company and Shenzhen DRB Investment Consultant, Limited, dated December 3, 2005
**10.7	Letter Agreement by and between the Company and American Eastern Securities, Inc., dated November 1, 2006, as amended on December 27, 2006
**10.8	Stock Purchase Agreement by and between American Federal Mining Group, Inc. and Xinjiang Buerjin County Xingzhen Mining Co., Ltd., dated April 28, 2006, as amended on July 6, 2006 and July 20, 2006
**10.9

Stock Purchase Agreement by and between American Federal Mining Group, Inc. and Inner Mongolia Qingshan Nonferrous Metal Development Co., Ltd., dated April 12, 2006, as amended on July 8, 2006 and July 20, 2006

**10.10	Share Equity Acquisition Agreement by and between Inner Mongolia Xiangzhen Mining Group, Ltd. and Jiaxing Li and Guan Huang, dated as of November 6, 2006
**10.11	Industrial Product Sales Contract by and between Inner Mongolia Wulatehouqi Qianzhen Ore Processing Co., Ltd. and Baiyin Nonferrous Metal Group. Co., Ltd., dated July 28, 2006
**10.12	Refined Zinc Ore Supply Agreement by and between Wulatehouqi Qianzhen Ore Processing Co., Ltd. and Zijin Nonferrous Metal Co., Ltd., dated as of March 26, 2006
**10.13	Contract by and between Wulatehouqi Qianzhen Ore Processing Co., Ltd. and Wulatehouqi Zijin Mining Co., Ltd., dated as of December 10, 2006
**10.14	Fluorite Purchase Agreement by and between Inner Mongolia Xiangzhen Fluorite Industrial Co., Ltd. and Langfang Xinda Iron Alloy Co., Ltd., dated as of April 23, 2006
**10.15	Contract by and between American Federal Mining Group, Inc., Xiaojing Yu and Inner Mongolia Wulatehouqi Qianzhen Ore Processing Co., Ltd., dated as of February 16, 2006
**10.16	Industrial Product Sales Contract by and between Inner Mongolia Xiangzhen Mining Co., Ltd. and Beijing Capital Steel Company Limited by Shares, dated as of March 31, 2005
**10.17	Fluorite Powder Supply Agreement by and between Ningxia Jinhe Chemical Co., Ltd. and Inner Mongolia Xiangzhen Mining Group Co., Ltd. dated as of April 3, 2006
**10.18	Working Capital Loan Agreement by and between Inner Mongolia Xiangzhen Mining Group Co., Ltd. and China Industrial and Commerce Bank, dated as of November 30, 2006
*14.1	Code of Ethics, dated as of April 16, 2007.
*21	Subsidiaries of the Company.
***31.1	Statement of Chief Executive Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.
***31.2	Statement of Chief Financial Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.
***32.1	Statement of Chief Executive Officer Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.
***32.2	Statement of Chief Financial Officer Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.

*     Filed with the Company’s Form 10-KSB filed on April 17, 2007.

**   Filed with the Company’s Form 10-KSB/A filed on April 24, 2007

*** Filed with the Company’s Form 10-KSB/A filed on May 8, 2007

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

Audit Fees. The aggregate fees billed by Horwath for professional services rendered for the audit of the Company’s financial statements for the fiscal year ended December 31, 2005 was $90,000.  The aggregate fees billed by e-Fang for auditing services in 2005 were $46,000.  The fees billed by Horwath for the fiscal year ended December 31, 2006 was $180,000.  The aggregate fees billed by e-Fang for services related to the review of our quarterly report on Form 10-QSB for the quarter ended September 30, 2006 was $16,000.

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

Date:  October 16 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature

Title

  Date

/s/ Xiaojing Yu

Chief Executive Officer

October 16, 2007

Xiaojing Yu

(Principal Executive Officer)

/s/ Steven Jiao

Chief Financial Officer

October 16, 2007

Steven Jiao

(Principal Financial and Accounting Officer)

/s/ Helin Cui

Director,

October 16, 2007

Helin Cui

/s/ Feng Bai

Director

October 16, 2007

Feng Bai

/s/ Xueming Xu

Director

October 16, 2007

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

/s/ GROBSTEIN, HORWATH & COMPANY LLP

Sherman Oaks, California

April 15, 2007, except for Note 33, as to which the date is October 10, 2007

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES

CONSO LIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,	December 31,
	2006	2005
		(as restated)
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
		(as restated)
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

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Amounts in thousands, except per share data)

	For the years ended
	December 31,
	2006	2005
		(as restated)

Net revenue	$22,433	$7,047
Cost of sales	(9,004)	(4,292)
Gross profit	13,429	2,755
Operating expenses:
Selling and distribution expenses	(185)	(104)
General and administrative expenses	(7,109)	(1,129)
Income from operations	6,135	1,522
Other income (expense):
Reverse takeover costs	(4,777)	-
Other expenses	(175)	(37)
Interest expense	(318)	(320)
Other income	298	193
Income before income taxes and minority interests	1,163	1,358
Provision for income taxes	185	(285)
Income before minority interests	1,348	1,073
Minority interests	32	-
Net income	1,380	1,073
Other comprehensive income:
Foreign currency translation adjustments	557	75

Comprehensive income	$1,937	$1,148

Earnings per common share
Basic	$0.07	$0.06
Diluted	$0.05	$0.06
Weighted average number of common shares outstanding
Basic	18,735	17,687
Diluted	27,485	17,687

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the years ended
	December 31,
	2006	2005
		(as restated)
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
		(as restated)
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

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in thousands)

			Additional paid-in capital	PRC Statutory reserves	Retained earnings	Accumulated other comprehensive income	Total stockholders' equity

	Common Stock
	Number of Shares	Amount
		(as restated)	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)

Balance at January 1, 2005 as restated	$ 17,687	$ 18	$ 6,319	$ 223	$ 300	$ (32)	$ 6,828
Net income for the year ended December 31, 2005	-	-	-	-	1,073	-	1,073
Appropriation of PRC statutory reserves				275	(275)	-	-
Foreign currency translation adjustment	-	-	-	-	-	75	75

Balance at December 31, 2005 as restated	17,687	18	6,319	498	1,098	43	7,976
Original EPTI shareholders	1,298	1	(1)				-
Shares issued to financial advisors for advisory services at $2.9335 per share on September 15, 2006	1,300	1	3,813	-	-	-	3,814
Shares issued to management at $2.9335 per share on September 15, 2006	1,013	1	2,970	-	-	-	2,971
Issue of shares option to financial advisors	-	-	764	-	-	-	764
Net income for the year ended December 31, 2006	-	-	-	-	1,380	-	1,380
Appropriation of PRC statutory reserves	-	-	-	613	(613)	-	-
Foreign currency translation adjustment	-	-	-	-	-	557	557

Balance at December 31, 2006 as restated	$ 21,298	$ 21	$ 13,865	$ 1,111	$ 1,865	$ 600	$ 17,462

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

NOTE 4

RESTATEMENT OF 2005 FINANCIAL STATEMENTS

The Company has restated its previously issued financial statements as of December 31, 2005 and for the year then ended included in its Form 8-K filed September 18, 2006. The Company’s determination to restate these previously issued financial statements arose from the following items:

i.

The Company has re-assessed the impairment of certain plant and machinery and written down their values accordingly. In addition, the Company had incorrectly calculated the depreciation and amortization on property, plant and mining assets.

ii.

The Company had incorrectly calculated the unit costs of certain inventory items in applying the weighted average costing method.

iii.

The Company had not accounted for deferred tax.

iv.

The Company had under-accrued current income tax.

v.

The Company had incorrectly calculated accrued interest expense.

vi.

The Company has also identified other misstatements, which were not individually material.

vii.

The above misstatements also resulted in misstatement of income tax expenses.

viii.

The Company has also reclassified various amounts to conform to the current year presentation.

The following tables show the impact of the adjustments to correct the above mentioned items on the Company’s consolidated financial statements for fiscal 2005:

.

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2005 (Amounts expressed in thousands)	As previously reported	Adjustments		As restated
		Amount	No.
ASSETS
Current assets:
Cash and cash equivalents	$ 298	$ (4)	(vi)	$ 294
Accounts receivable, net	865	(225)	(vi)(viii)	640
Other deposits and prepayment, net	503	(350)	(vi)(viii)	153
Inventories	2,117	311	(ii)	2,428
Total current assets	3,783	(268)		3,515

Property, machinery and mining assets, net	10,641	(918)	(i)	9,723
Deferred income tax assets	-	201	(iii)	201
Total assets	$ 14,424	$ (985)		$ 13,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$ 1,157	(359)	(viii)	$ 798
Short term bank loans	3,393	(45)	(vi)	3,348
Other payable and accruals	610	276	(v)(vi)(viii)	886
Taxes payable	98	324	(iv)(vii)	422
Due to a director	-	9	(viii)	9
Total current liabilities	5,258	205		5,463

Stockholders’ equity
Common stock	6,515	(6,497)	(viii)	18
Additional paid-in capital	-	6,319	(viii)	6,319
PRC Statutory reserves	446	52	(viii)	498
Accumulated comprehensive income	9	34	(vi)	43
Retained earnings	2,196	(1,098)		1,098
Total stockholders’ equity	9,166	(1,190)		7,976

Total liabilities and stockholders’ equity	$ 14,424	$ (985)		$ 13,439

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME (Amounts expressed in thousands)		Adjustments
	As previously reported	Amount	No.	As restated
Net revenue	$ 7,078	$ (31)	(vi)	$ 7,047
Cost of sales	(3,958)	(334)	(ii)(viii)	(4,292)
Gross profit	3,120	(365)		2,755
Selling and distributive expenses	(429)	325	(vi)(viii)	(104)
General and administrative expenses	(1,002)	(127)	(vi)	(1,129)
Income from operations	1,689	(167)		1,522
Other expenses	-	(37)	(vi)	(37)
Interest expense	(357)	37	(v)	(320)
Other income	148	45	(vi)	193
Income before income taxes and minority interests	1,480	(122)		1,358
Provision for income taxes	(55)	(230)	(iii)(iv)(vii)	(285)
Net income	1,425	(352)		1,073
Other comprehensive income
Foreign currency translation adjustment	9	66	(vi)	75
Comprehensive income	$ 1,434	$ (286)		$ 1,148

CONSOLIDATED STATEMENT OF CASH FLOWS (Amounts expressed in thousands)		Adjustments
	As previously reported	Amount	No.	As restated
Net cash provided by operating activities	$ 3,185	$(1,223)	(viii)	$ 1,962

Net cash used in investing activities	(3,076)	1,289	(viii)	(1,787)

Net cash used in financing activities	(342)	(54)	(viii)	(396)

Foreign currency translation adjustment	9	(17)	(viii)	(8)

Net decrease in cash and cash equivalents	$ (224)	$ (5)		$ (229)

NOTE 5

WRITE-DOWN OF LONG-LIVED ASSETS

During 2006, the Company has abandoned various low-yield assets to reallocate its cash flows for better opportunities. The carrying value of abandoned mining assets and respective land use rights being written-down and charged to cost of sales for the year then ended was approximately $454,918.

NOTE 6

OTHER INCOME

	Years ended December 31,
	2006	2005
	(In thousands)	(In thousands)

Gain on disposal of fixed assets	$142	$-
Investment income	90	-
Tax refund	28	131
Others	38	62
	$298	$193

NOTE 7

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

NOTE 8

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

NOTE 9

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

Allocation of initial purchase consideration (in thousands):

	Book value	Fair value
Net assets of Qingshan Metal as of April 12, 2006:

Extraction rights	$-	$1,149
Inventories	132	132
Property, plant and mining assets, net	448	457
Other current assets	90	90

Net assets	$670	$1,828

Minority interest’s share of book value of net assets	(268)	(268)

Net assets acquired	$402	$1,560

Total purchase consideration		2,561

Goodwill		$1,001

Xingzhen Mining

On April 28, 2006, we completed the acquisition of an 80% ownership interest in Xingzhen Mining from Mr. Li Leyi. Under the terms of the acquisition agreement, Mr. Li received an aggregate consideration of approximately $3.587 million.

Xingzhen Mining holds the exploration right to the Xinjiang Buejin Kerbulaiker Copper-Zinc Mines, which expired on July 14, 2006. The Kerbulaiker Copper-Zinc Mines is considered to have very considerable quality copper and zinc reserves by experts.

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

Allocation of initial purchase consideration (in thousands):

	Book value	Fair value
Net assets of Xingzhen Mining as of April 28, 2006:

Extraction rights	$-	$3,475
Property, plant and mining assets, net	-	10
Bank balances and cash	122	122
Other receivables, deposits and prepayments	50	50
Other payables	(45)	(45)

Net assets	127	3,612

Minority interest’s share of book value of net assets	(26)	(26)

Net assets acquired	$101	3,586

Total purchase consideration		3,586

		$-

In recognition of the value of the mining assets of Qingshan Metal and Xingzhen Mining, the company engaged a professional firm to value the two mining assets based on available reserves, mineral rights, mineral quality, extraction rate, refinement rate and the fluctuation of market prices. The probable reserves were verified by a leading research institute on mining studies in China. The company believes that reserves estimation were accurate and there would not  be additional  probable reserves available for extraction and therefore the estimated cash flow from extraction rights of minerals were not adjusted for proven or probable reserves beyond those verified by the leading research institute on mining studies, as attached below:

	Qingshan Metal		Xingzhen Mining
	Probable Reserve	Estimated Extraction	Probable Reserve	Estimated Extraction
Copper Reserves	1,000,000	864,167	1,920,000	1,620,000
Zinc Reserves	500,000	396,878
Refined Metal
Refined Copper	7,169	6,639.6	15,460	12,524
Refined Zinc	16,058	14,771	64,480	52,228

No pro forma information is needed for 2006 and 2005 as the operations at both locations were not significant.

NOTE 10

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

NOTE 11

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

NOTE 12

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

NOTE 13

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

NOTE 14

INVENTORIES

Inventories consisted of the following:

	December 31, 2006	December 31, 2005
	(In thousands)	(In thousands)

Raw materials	$237	$78
Consumables	489	365
Finished goods	647	1,985
	$1,373	$2,428

NOTE 15

DUE FROM RELATED PARTIES

Due from related parties consisted of the following:

		December 31, 2006	December 31,2005
		(In thousands)	(In thousands)
Due from related parties:
- Due from a director
Mr. He Lin Cui	(a)	$45	$-
- Due from a joint venture partner:
Xinjiang Tianxiang New Technology Development Company Limited	(b)	26	-
		$71	$-

(a) Balance represents miscellaneous advances to Mr. Cui.

(b) Xinjiang Tianxiang New Technology Development Company Limited is the minority shareholder of Xingzhen Mining. The balance as of December 31, 2006 represents miscellaneous advances to the minority shareholders.

NOTE 16

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

NOTE 17

GOODWILL

The carrying amount as of December 31, 2006 represents goodwill arising from the acquisition of Qingshan Metal during the year.  (See note 8)

NOTE 18

WARRANTS LIABILITY

In connection with the issuance of the Notes, the Company issued a put warrant to one of the Company’s financial advisors for the purchase of 875,000 shares of the Company’s common stock at an exercise price of $3.20 per share, exercisable on or before 3 years from the date of grant.  As of December 31, 2006, the fair value of the put warrant is approximately $1,030,000.

NOTE 19

SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following:

	December 31, 2006	December 31, 2005
	(in thousands)	(in thousands)

8.37% note payable to Baiyin Credit Union (“Baiyin Credit Union”, located at Baiyin City, Gansu province, the PRC), matured on December 28, 2006, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by mineral reserve	$-	$263

5.4% note payable to Ministry of Finance of Siziwangqi, (located at Wulanchabu City, Inner-Mongolia province of the PRC) repayable on demand, with interest due on the 20th day of each quarter	108	122

7.812% note payable to Industrial and Commercial Bank of China, Siziwangqi Branch matures on November 29, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by machinery and of $2,086,501	191	182

8.37% note payable to Baiyin Credit Union, matured on December 28, 2006, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by building of $2,078,062 and other assets of $1,589,106	-	1,528

8.928% note payable to Baiyin Credit Union matures on November 24, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by assets of $1,600,922	1,281	-

8.37% note payable to Baiyin Credit Union matured on February 22, 2006, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by mineral reserve	-	183

8.37% note payable to Baiyin Credit Union matured on February 22, 2006, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by mineral reserve	-	122

8.37% note payable to Baiyin Credit Union matured on February 22, 2006, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by mineral reserve	-	31

8.37% note payable to Baiyin Credit Union matured on March 6, 2006, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by mineral reserve	-	98

8.37% note payable to Baiyin Credit Union matured on March 13, 2006, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by mineral of reserve	-	122

8.37% note payable to Baiyin Credit Union matured on March 26, 2006, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by mineral of reserve	-	122

8.37% note payable to Baiyin Credit Union matured on September 20, 2006, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by mineral reserve	-	244

8.37% note payable to Baiyin Credit Union matured on December 28, 2006, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by mineral reserve	-	331

7.056% note payable to Baiyin Credit Union matures on December 26, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by personal assets of the Company’s CEO	77	-

7.056% note payable to Baiyin Credit Union matures on August 18, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by personal assets of the Company’s CEO	102	-

7.056% note payable to Baiyin Credit Union matures on February 28, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by personal assets of the Company’s CEO	51	-

8.928% note payable to Baiyin Credit Union matures on February 28, 2007 with interest due on the 20th day of each quarter and principal due at date of maturity, secured and mineral reserve and guaranteed by Qianzhen Mining	256	-

8.928% note payable to Baiyin Credit Union matures on February 22, 2007 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	192	-

9.36% note payable to Credit Union of Silver City matures on March 6, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	102	-

8.928% note payable to Baiyin Credit Union matures on February 28, 2007 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	90	-

8.928% note payable to Baiyin Credit Union matures on February 22, 2007 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	90	-

9.36% note payable to Credit Union of Silver City matures on March 13, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	128	-

Total	2,668	3,348

NOTE 20

OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:

		December 31, 2006	December 31, 2005
		(In thousands)	(In thousands)

Outstanding purchase consideration payable for acquisition of subsidiaries	(a)	$3,713	$-
Accrued debt issuance costs	(b)	2,271	-
Receipts in advance		671	492
Accruals for payroll, bonus and other expenses		297	98
Others payables		414	296

		$7,366	$886

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

NOTE 21

DUE TO A DIRECTOR

The balance represents advances from the CEO of the Company and is due on demand.

NOTE 22

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

NOTE 23

MINORITY INTERESTS

The activities of the minority interests’ equity during the year ended December 31, 2005 and 2006 are summarized as follows (dollars in thousands):

Beginning balance (January 1, 2005 and 2006)	$-
Arising from acquisitions	294
Minority interests in income	(32)
Exchange realignment	(4)
Balance, December 31, 2006	$258

NOTE 24

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

NOTE 25

EQUITY BASED TRANSACTIONS

The Company had the following equity based transactions during the years ended December 31, 2006:

		December 31, 2006	December 31, 2005
		(In thousands)	(In thousands)

Shares issued and option granted to financial advisors for reverse takeover costs:
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

Note: Of the $4,777,000 reverse takeover costs, $200,000 were cash payments to financial advisers in the transaction.

NOTE 26

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

Note: Of the $4,777,000 reverse takeover costs, $200,000 were cash payment paid to financial advisors in the transaction.

NOTE 27

ASSET RETIREMENT OBLIGATIONS

According to the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” of the PRC, mining companies causing damages to cultivated land, grassland or forest are required to restore the land to a state approved by the local governments. The local governments administering the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” on the Company’s two mines, “Sumochaganaobao Fluorite Mine” and “Mining site No. 2”, have confirmed that the Company is not required to restore or rehabilitate the two mining sites because those two mining sites are located at distant areas and the Company’s mining and extraction activities have not affected the surrounding environment. The Companies’ property, machinery and mining assets related to those two mining sites at December 31, 2005 and 2006 were not subject to an asset retirement obligation.

The Company has identified but not recognized the asset retirement obligations related to the Company’s other mining sites for which the Company is applying the extraction rights. These sites are still at the exploration stage. The asset retirement obligations related to these sites are not estimable until extraction rights and licenses are granted. Upon the approval and issuance of the extraction licenses, the Company will be able to  reasonably estimate the settlement dates of, and apply an expected present value technique to determine and recognize the asset retirement obligations related to these mining sites.

NOTE 28

ENVIRONMENTAL CHARGES

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

NOTE 29

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

Registration Payment Arrangements

Pursuant to the Notes Purchase Agreement, which is more fully described in note 22, the Company is obligated to pay the Notes holder an additional liquidated damages penalty of $750,000 if it does not complete a listing of its common stock on a U.S. stock exchange (NYSE, AMEX or NASDAQ) by November 15, 2007. The Company has determined that it qualifies for listing on AMEX and is submitting an application to AMEX shortly.

In addition, the Notes provide for additional liquidated damages, the conditions of which have so far been met by the Company, relating to (i) appointment of auditors, (ii) hiring of a chief financial officer with experience with U.S publicly listed companies, and (iii) honoring the Note holders’ rights to nominate directors to the board of directors pursuant to the Voting Agreement.

Therefore, the Company has concluded that it is not probable that it will be required to make any payments to the Notes holder for non-fulfillment of the conditions provided for in the Notes Purchase Agreement and has not accrued for any contingent liability under the Notes Purchase Agreement.

NOTE 30

CONCENTRATION OF CUSTOMERS AND SUPPLIERS

During the year 2006, Wulatehouqi Zijin was the only supplier of Qianzhen Mining’s raw minerals, whereas Bayannaoer Zijin Nonferrous Metal Co., Ltd. (“Bayannaoer Zijin”, a related company of Wulatehouqi Zijin) was one of the major customers of Qianzhen Mining which contributed approximately $5,690,000 or 25.4% of the Company’s consolidated net turnover.

On December 10, 2005, Qianzhen Mining entered into an agreement with Wulatehouqi Zijin. Pursuant to the agreement, Wulatehouqi Zijin agreed to supply up to 200,000 metric tons of raw minerals at a fixed price of RMB63/metric ton to Qianzhen Mining in 30 months of time, and each month the quantity supplied cannot be lower than 8,000 metric tons.  Wulatehouqi Zijin will stop supplying raw minerals to Qianzhen Mining once the terms are completed.  Pursuant to the agreement, both parties also agreed that the zinc products of Qianzhen Mining “should be sold to Bayannaoer Zijin at market price”.

In addition to the aforementioned, our nonferrous metal product business had another significant customer which accounted for approximately $7,907,000 or 35.3% of our consolidated net turnover in 2006.

NOTE 31

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

230

NOTE 32

SEGMENT INFOMATION

We follow SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. We have two operating segments identified by product, “fluorite” and “nonferrous metals”. The fluorite segment consists of our fluorite extraction and processing operations conducted through our wholly-owned subsidiary, Xiangzhen Mining. The nonferrous metals segment consists of our copper, zinc, lead and other nonferrous metal exploration, extraction and processing activities conducted through our wholly-owned subsidiaries, Qianzhen Mining, Xingzhen Mining, Tianzhen Mining and Qingshan Mining.

We primarily evaluate performance based on income before income taxes and excluding non-recurrent items.

During fiscal 2005 and 2006, as we operated in one single geographic region, China, no geographic information is presented.

The segment data presented below were prepared on the same basis as our consolidated financial statements.

Year ended December 31, 2006	Fluorite	Nonferrous metals	Consolidated

Segment revenue	$ 5,312	$ 17,121	$ 22,433
Inter-segment revenue	-	-	-
Revenue from external customers	$ 5,312	$ 17,121	$ 22,433

Segment (loss) profit	$ (860)	$ 9,833	$ 8,973

Reverse takeover costs			(4,777)
Unallocated corporate expenses			(3,033)
Income before income taxes and minority interests			$ 1,163

Total segment assets	$ 11,798	$ 24,808	$ 36,606
Inter-segment receivables	-	(9,687)	(9,687)
	$ 11,798	$ 15,121	26,919
Investment deposit			10,000
Deferred debt issuance costs			2,518
Other unallocated corporate assets			17,745
			$ 57,182
Other segment information:
Depreciation and amortization	$ 1,082	$ 1,350	$ 2,432
Impairment of fixed assets	$ 455	$ -	$ 455
Expenditure for segment assets	$ 3,211	$ 2,362	$ 5,573

Year ended December 31, 2005	Fluorite	Nonferrous metals	Consolidated

Total segment revenue	$ 2,267	$ 4,780	$ 7,047
Inter-segment revenue	-	-	-
Revenue from external customers	$ 2,267	$ 4,780	$ 7,047

Segment (loss) profit	$ (135)	$ 1,493	$ 1,358

Income before income taxes and minority interests			$ 1,358

Total segment assets	$ 8,857	$ 6,229	$ 15,086
Inter-segment receivables	(25)	(1,622)	(1,647)
	$ 8,832	$ 4,607	13,439
Other segment information:
Depreciation and amortization	$ 603	$ 660	$ 1,263
Expenditure for segment assets	$ 464	$ 1,323	$ 1,787

NOTE 33

SUBSEQUENT EVENT

On August 8, 2007, the Company submitted an application to the American Stock Exchange (“AMEX”) for a listing of its shares on the AMEX.

The Company has re-negotiated the terms and conditions of the Notes Purchase Agreement as described on note 22 with Citadel, the Notes holder, and has entered into a Second Supplemental Indenture on September 28, 2007, whereby the following amendments, including certain covenants waivers, among others, were made to the terms and conditions of the Notes:

1.

Deadline for listing

The deadline for the Company to complete a listing of its common stock on the NASDAQ, AMEX or NYSE (“Public Listing”) to avoid an additional liquidated damages penalty of $750,000 (see further description in “Registration Payment Arrangements” paragraph in note 29) has been extended from November 15, 2007 to December 31, 2007.

2.

Interest rate

The interest rate (see original terms as further described in note 22) has been revised as follows:

(a) at the rate of 6.75% per annum of the Original Principal Amount of the Notes, from and including the Issue Date to and including September 30, 2007;

(b) at the rate of 0.00% per annum of the Original Principal Amount of the Notes, from and including October 1, 2007 to and excluding December 31, 2007; and

(c) (i) if the Public Listing occurs on or prior to December 31, 2007 and if the Company maintains such listing, at the rate of 0.00% per annum of the Original Principal Amount of the Notes, from and including December 31, 2007 to but excluding the Maturity Date; (ii) if the Public Listing occurs after December 31, 2007 and if the Company maintains such listing, at the rate of 1.75% per annum of the Original Principal Amount of the Notes, from and including the date of the listing to but excluding the Maturity Date; and (iii) if the Public Listing does not occur on or before December 31, 2007 or if after December 31, 2007 the Company is not at that time currently maintaining such listing, at the rate of 3.75% per annum of the Original Principal Amount of the Notes, from and including December 31, 2007 or the date on which such listing ceased to be maintained, as the case may be, to but excluding the Maturity Date, provided that at any such time as such listing is achieved and maintained, the provisions of clause (ii) shall apply.”

3.

Conversion price

The initial conversion price at which the Notes are convertible at the option of the holders has been revised from $3.20 to $2.25 per share that is subject to adjustment in certain circumstances but shall in no event fall below $2.00 per share.