Form 10QSB
period 2007-09-30
CHINA SHEN ZHOU MINING & RESOURCES, INC.
filed 2007-11-14
CIK 790024

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-50491

China Shen Zhou Mining & Resources, Inc .

(Name of small business issuer in its charter)

Nevada	87-0430816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 166 Fushi Road, Zeyang Tower, Suite 305 Shijingshan District, Beijing, China 100043 People’s Republic of China	101304
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:  86-010-68867292

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes   ☐  No  ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes   ☐  No  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes   ☐   No  ☑

As of November 12, 2007, the Registrant had 22,215,420 shares of common stock outstanding.

China Shen Zhou Mining & Resources, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data )

	September 30,	December 31,
	2007	2006
	Unaudited	Audited
ASSETS

Current assets:
Cash and cash equivalents	$3,185	$18,932
Available for sale securities	-	412
Accounts receivable, net	2,968	945
Investment deposits	-	1,025
Other deposits and prepayments, net	3,032	4,115
Inventories	1,602	1,373
Due from related parties	918	71
Total current assets	11,705	26,873

Investment deposits	10,000	10,000
Property, machinery and mining assets, net	31,801	16,359
Deferred debt issuance costs	2,273	2,518
Deferred financing cost - discount of issuing the convertible notes	7,708	-
Deferred income tax assets	589	431
Goodwill	1,001	1,001

Total assets	$65,077	$57,182

The accompanying notes are an integral part of these consolidated financial statements.

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,450	$625
Warrants liability	791	1,030
Short term bank loans	1,443	2,668
Other payables and accruals	2,397	7,366
Taxes payable	381	572
Due to a director	240	212
Total current liabilities	6,702	12,473

Convertible notes payable	28,147	26,989
Total liabilities	34,849	39,462
Minority interests	261	258

Commitments

STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value:
Authorized shares – 50,000,000
Issued and outstanding – 22,215,420 shares (September 30, 2007) and 21,297,700 shares (December 31, 2006)	22	21
Additional paid-in capital	25,251	13,865
PRC Statutory reserves	1,124	1,111
Accumulated comprehensive income	1,494	600
Retained earnings	2,076	1,865
Total stockholders’ equity	29,967	17,462
Total liabilities and stockholders’ equity	$65,077	$57,182

The accompanying notes are an integral part of these consolidated financial statements.

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited )

		For the Three Months Ended		For the Nine Months Ended
		9/30/2007	9/30/2006	9/30/2007	9/30/2006

REVENUES		$ 4,391	$ 6,715	$ 12,267	$ 14,390

Less:	Cost of Goods Sold	(2,484)	(3,294)	(5,420)	(6,275)
Gross Profit		1,907	3,421	6,847	8,115

OPERATING EXPENSES
Selling and distribution expenses		72	73	207	150
General and administrative expenses		1,674	4,318	4,095	5,091
Total Operating Expenses		1,746	4,391	4,302	5,241

Income (loss) from Operations		161	(970)	2,545	2,874

Reverse takeover costs		-	(4,777)	-	(4,777)

Other Income (Expenses)
Interest expense		(144)	(73)	(2,489)	(202)
Other expense		(16)	(26)	(149)	(57)
Other income		176	28	291	42
Net Income (loss) Before Income Taxes and Minority Interests		177	(5,818)	198	(2,120)

Minority Interests		(15)	21	(6)	24

Less: Provision for Income Taxes		(47)	70	32	94

Net income (loss)		115	(5,727)	224	(2,002)
Other comprehensive income
Foreign currency translation adjustments		306	128	894	359
Comprehensive income		$ 421	$ (5,599)	$ 1,118	$ (1,643)

Earning per common share
Basic		$ 0.005	$ (0.270)	$ 0.010	$ (0.094)
Diluted		$ 0.007	$ (0.270)	$ 0.078	$ (0.094)
Weighted average number of common shares outstanding
Basic		22,155	21,217	21,872	21,217
Diluted		36,186	-	35,904	-

The accompanying notes are an integral part of these consolidated financial statements.

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

and Comprehensive Income

(Amounts in thousands)

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional paid-in capital	PRC Statutory reserves	Retained earning	Accumulated other comprehensive income	Total stockholders' equity

Balance at January 1, 2007	21,298	$ 21	$ 13,865	$ 1,111	$ 1,865	$ 600	$ 17,462
Issuance of shares for acquisitions	917	1	3,670	-	-	-	3,671
Discount of issuing the convertible notes	-	-	7,716	-	-	-	7.716
Net income for the nine months ended September 30, 2007	-	-	-	-	224	-	224
Appropriation of PRC statutory reserves	-	-	-	13	(13)	-	-
Foreign currency translation adjustment	-	-	-	-	-	894	894
Balance at September 30, 2007	22,215	$ 22	$ 25,251	$ 1,124	$ 2,076	$ 1,494	$ 29,967

Balance at January 1, 2006	17,687	$ 18	$ 6,319	$ 498	$ 1,098	$ 43	$ 7,976
Original EPTI shareholders	1,298	1	(1)	-	-	-	-
Shares issued to financial advisors for advisory services at $2.9335 per share on September 15, 2006	1,300	1	3,812	-	-	-	3,813
Shares issued to management at $2.9335 per share on September 15, 2006	1,013	1	2,971	-	-	-	2,972
Issue of share options to financial advisors	-	-	764	-	-	-	764
Net income for the year ended December 31, 2006	-	-	-	-	1,380	-	1,380
Appropriation of PRC statutory reserves	-	-	-	613	(613)	-	-
Foreign currency translation adjustment	-	-	-	-	-	557	557
Balance at December 31, 2006	21,298	$ 21	$ 13,865	$ 1,111	$ 1,865	$ 600	$ 17,462

The accompanying notes are an integral part of these consolidated financial statements.

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2007 and 2006

(Amounts in thousands)

(Unaudited)

	2007	2006
Cash flows from operating activities
Net income (loss)	$224	$(2,002)
Adjustments to reconcile net income (loss) to net cash provided by operating activities

Depreciation and amortization	1,476	1,495
Fair value adjustment of warrant liabilities	(239)	-
Fair value of shares issued to management as management bonus	-	2,972
Fair value of shares issued to financial advisors for advisory services	-	4,577
Accrual of coupon interests and accreted principal	1,058	-
Amortization of deferred financing costs	108	-
Amortization of debt issuance costs	245	-
Deferred income tax benefits	(158)	(102)
Property, machinery and mining assets written-off	-	31
Loss from investment in available for sale securities	81	-
Minority interests	3	(21)
Changes in operating assets and liabilities:	-	-
Accounts receivable	(2,023)	(2,574)
Deposits and prepayments	1,083	(3,125)
Inventories	(229)	804
Due from related companies	(847)	-
Account payable	825	(216)
Other payables and accruals	798	1,519
Taxes payable	(191)	8
Due to related parties	28	2,723
Net cash provided by operating activities	2,242	6,089

Cash flows from investing activities
Purchases of property, machinery and equipment	(15,807)	(1,537)
Increase in investment deposits	1,025	-
Acquisition of subsidiaries	(466)	(2,312)
Decrease in available for sales securities	331	-
Net cash used in investing activities	(14,917)	(3,849)

Cash flows from financing activities :
Issuance costs of convertible note	(2,096)	-
Proceeds from short-term borrowings	226	-
Repayments of short-term borrowings	(1,470)	(309)
Net cash used in financing activities	(3,340)	(309)

Foreign currency exchange adjustment	268	206

Net (decrease) increase in cash	(15,747)	2,137
Cash at beginning of year	18,932	294
Cash at end of period	$3,185	$2,431

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

NOTE 2    BASIS OF PREPARATION

The Consolidated Financial Statements include the accounts of China Shen Zhou Mining and Resources, Inc. and more-than-50%-owned subsidiaries that it controls and entities over which control is achieved through means other than voting rights. All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”).

These Consolidated Financial Statements for interim periods are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year. The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States.  These Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2006, filed October 16, 2007.

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

NOTE 4   ACQUISITIONS

Exploration Rights

On May 20, 2007, Xinjiang Bu Er Jin County Xing Zhen Mining Company (“Xingzhen Mining”), entered into a purchase agreement with Mr.Wang Xin, citizen of the People’s Republic of China, to acquire two exploration rights to the Xinjiang Bu Er Jin Ker Bu Lai Ker Copper-Zinc Mines in the north area and the south area, which expires on February 1, 2009 respectively, for a consideration of $1,497,318.

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

Qingshan Metal

On April 12, 2006, the Company completed the acquisition of a 60% ownership interest in Wulatehouqi

Qingshan Non-ferrours Metal Development Co.,Ltd. (“Qingshan Metal”), a PRC limited liability company, for consideration of approximately $2.561 million. An initial payment of approximately $1.409 million was made in April 2006, leaving an outstanding purchase consideration payable of $1.152 million as of

December 31, 2006. The outstanding balance was settled on April 13, 2007 by issuing 284,810 shares of

China Shen Zhou’s common shares at market price of $4 per share.

Xingzhen Mining

On April 28, 2006, the Company completed the acquisition of a 80% ownership interests in Buerjin

Country Xingzhen Mining Co.,Ltd. (“Xingzhen Ming”), a PRC limited liability company, for consideration of approximately $3.587 million.  The amount of approximately $1.025 million was paid in cash as of

September 30, 2006.  The outstanding balance was settled on April 13, 2007 by issuing 632,910 shares of

China Shen Zhou’s common shares at market price of $4 per share.

On June 25, 2007, the Company entered into an equity acquisition agreement with Xinjiang Tianixang

Technology Development Company Ltd (“Tianxiang”) to acquire an additional 10% of equity in

Xingzhen Mining from Tianxiang, for a consideration of $459,589. As of August 10, 2007, the share transfer registration has been approved by the local government authorities and the Company now holds a 90% ownership interest in Xingzhen Mining.

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 4  ACQUISITIONS (Continued)

Proposed Acquisition

Kichi-Chaarat Closed Joint Stock Company (“Kichi-Chaarat”)

On November 6, 2006, Xiangzhen Mining entered into contractual arrangements with Mr. Li Jiaxing and Mr. Huang Guan to appoint Mr. Li and Mr. Huang to acquire the entire ownership of Kichi-Chaarat Closed Joint Stock Company (“Kichi-Chaarat”) for a cash consideration of $10 million in aggregate.  Mr. Li and Mr. Huang jointly owned Tun Lin Limited Liability Company (“Tun Lin”), which is a Kyrgyz Republic registered company.  Pursuant to the arrangements, Tun Lin will acquire the entire ownership in Kichi-Chaarat from Altyn Minerals (BVI) Ltd.  Subsequently, Xiangzhen Mining will acquire the entire ownership in Tun Lin.  The major asset of Kichi-Chaarat is the subsoil use right for the pupose of (i) mining for gold and other metals within the Kuru-Tegerek licensed area, and (ii) exploration for gold and other metals within the Kuru-Tegerek licensed area.  The purchase consideration was fully settled in 2006.  However, pursuant to the legal opinion of the Company’s legal consultants in Kyrgyzstan law, the acquisition of Tun Lin “is not deemed to be completed until the transfer has been approved by the Kyrgyz authority and Xiangzhen Mining has been issued a share registration certificate which confers the lawful ownership of Tun Lin to Xiangzhen Mining.”  Legal transfer is expected to be completed in the fourth quarter of 2007.

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 5    INCOME TAXES

The PRC subsidiaries within the Company are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate.

The Company’s income tax (expense)/benefit consisted of:

	Nine months ended September 30,
	2007	2006
`	(In thousands)	(In thousands)

Current:
- PRC	$18	$-
Deferred:
- PRC	14	94
	$32	$94

NOTE 6    EARNINGS (LOSS) PER SHARE

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income per common share is computed by increasing the denominator to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued and correspondingly increasing the numerator by adding back the interest expense associated with the convertible notes and detachable warrants to the net income available to common shareholders. For the three months and nine months ended September 30, 2007, $146,000 and $2.59 million of interest expenses were added back to net incomes available to common shareholders respectively in our computing    diluted earnings per share. For the nine months ended September 30, 2006, diluted earnings per share is the same as basic earnings per share as there was no dilutive event during the period.

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 7    INVESTMENT DEPOSITS

		September 30, 2007	December 31, 2006
		(In thousands)	(In thousands)

Non-refundable deposits in connection with the acquisition of Tun Lin Limited Liability Company	(a)	$10,000	$10,000
Refundable deposits in connection with an abandoned acquisition	(b)	-	1,025
		10,000	11,025
Less: Current portion		-	(1,025)
Non-current portion		$10,000	$10,000

(a) On November 6, 2006, Xiangzhen Mining entered into contractual arrangements with Mr. Li Jiaxing and Mr. Huang Guan to appoint Mr. Li and Mr. Huang to acquire the entire ownership of Kichi-Chaarat Closed Joint Stock Company (“Kichi-Chaarat”) for a cash consideration of $10 million in aggregate.  Mr. Li and Mr. Huang jointly owned Tun Lin Limited Liability Company (“Tun Lin”), which is a Kyrgyz Republic registered company.  Pursuant to the arrangements, Tun Lin will acquire the entire ownership in Kichi-Chaarat from Altyn Minerals (BVI) Ltd.  Subsequently, Xiangzhen Mining will acquire the entire ownership in Tun Lin.

The major asset of Kichi-Chaarat is the subsoil use right for (i) mining for gold and other metals within the Kuru-Tegerek licensed area; and (ii) exploration for gold and other metals within the Kuru-Tegerek licensed area.  The purchase consideration was fully settled in 2006.  However, pursuant to the legal opinion of the Company’s legal consultants in Kyrgyzstan law, the acquisition of Tun Lin “is not deemed to have been completed as of September 30, 2007 until the transfer has been approved by the Kyrgyz authority and Xiangzhen Mining has been issued a share registration certificate which confers the lawful ownership of Tun Lin to Xiangzhen Mining.”

(b) On June 6, 2006, the Company entered into an agreement with Mr. Xu Zhong Guo to acquire 70% ownership in exploration rights of Qinghai Menyuan Xian Yikeshu hard coal mine.  Under the terms of the acquisition agreement, Mr. Xu was required to transfer the exploration rights to one of our subsidiaries by not later than July 2006. In return, Mr. Xu would be entitled to receive an aggregate consideration of approximately $1.025 million in cash and $1.537 million worth of our common stock, totaling approximately $2.562 million upon the completion of the transaction. As required by the agreement, the Company had partially deposited $1.025 million cash to Mr. Xu in September 2006.

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 7   INVESTMENT DEPOSITS (Continued)

Since Mr. Xu could not honor the agreement to transfer the exploration rights to one of our subsidiaries before the deadline, both parties agreed to terminate the agreement.  Pursuant to the cancellation agreement entered into between the Company and Mr. Xu on March 25, 2007, the acquisition was abandoned and Mr. Xu returned the $1.025 million deposit to us on April 11, 2007.

NOTE 8    DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following:

		September 30, 2007	December 31, 2006
		(In thousands)	(In thousands)

Prepayments and advances	(a)	$2,475	$2,976
Tax recoverable	(b)	-	75
Other receivables	(c)	557	1,064

		$3,032	$4,115

(a) Prepayments and advances in connection with the paid-in-advance for purchase of raw materials or equipment etc.  Amount mainly represents prepayment to Wulatehouqi Zijin Mining Co., Ltd. (“Wulatehouqi Zijin”) of approximately $1,081,000 for purchase of raw materials.

(b) Tax recoverable represents refundable corporate income tax.

(c) Other receivables mainly represent the advance payment for staff dormitory,and traveling expenses

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 9   DUE FROM RELATED PARTIES

Due from related parties consists of the following:

		September 30, 2007	December 31, 2006
		(In thousands)	(In thousands)

Due from related parties:
- Due from a director
Mr. He Lin Cui	(a)	$236	$45
Mr. Xiao Ming Yu		19	-

- Due from a joint venture partner:
Xinjiang Tianxiang New Technology Development Company Limited		-	26
Tun Lin	(b)	663	-
		$918	$71

(a) Balance represents miscellaneous advances to Mr. Cui and the amount is due on demand.

(b) Xiangzhen mining entered into contractual arrangement to acquire the entire ownership of Tun Lin on November 6, 2006. However, the legal transfer had not been completed by the end of September 2007. The balance as of September 30, 2007 represents the operating advance payment to Tun Lin.

NOTE 10   PROPERTY, MACHINERY AND MINING ASSETS, NET

Property, machinery and mining assets consist of the following:

	September 30, 2007	December 31, 2006
	(In thousands) (Unaudited)	(In thousands) (Audited)

Land use rights	$1,546	$1,485
Buildings	3,322	2,209
Machinery	5,836	4,972
Mining assets	2,327	1,614
Motor vehicles	1,116	844
Equipment	237	174
Extraction right	1,346	1,149
Exploration rights	5,593	5,451
Construction in progress	15,104	3,514
	36,427	21,412
Less:
Accumulated depreciation and amortization	(4,626)	(5,053)
	$31,801	$16,359

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 10   PROPERTY, MACHINERY AND MINING ASSETS, NET (Continued)

Depreciation and amortization

Depreciation and amortization expense in aggregate for the nine month periods ended September 30, 2007 and 2006 was approximately $1,476,000 and $1,495,000 respectively.

NOTE 11    DEFERRED FINANCING COSTS – DISCOUNT OF ISSUING CONVERTIBLE NOTES

Deferred financing cost is a discount for the change of conversion price.  In accordance to Second Supplemental Indenture, the price at which Notes may be converted into Conversion Shares changed from US$3.20 to US$2.25 per Conversion Share.  Deferred financing cost should be recognized on the effective date of the Second Supplemental Indenture, i.e. September 28, 2007, and be amortized from September 28, 2007 to the maturity date.

The activity in the Company’s deferred financing cost- discount of issuing the convertible notes account is summarized as follows:

September 30, 2007
(In thousands)
Deferred financing cost - discount of issuing the convertible notes
Balance at the beginning of the year	$-
Recognized	7,716
Amortization	(8)
Balance at the end of the period	$7,708

NOTE 12    WARRANTS LIABILITY

In connection with the issuance of the convertible notes payable, the Company issued a put warrant (“Warrant”) to one of the Company’s financial advisors for the purchase of 875,000 shares of the Company’s common stock at an exercise price of $3.20 per share, exercisable on or before 3 years from the date of grant.  As of September 30, 2007, the fair value of the Warrant is approximately $791,000 according to a valuation done by a professional valuation firm.

The activity in the Company’s warrants liability account is summarized as follows:

September 30, 2007
(In thousands)
Balance at the beginning of the year	$1,030
Fair value adjustment	(239)
Balance at the end of the period	$791

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 13   SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:

	September 30, 2007	December 31, 2006
	(in thousands)	(in thousands)

5.4% note payable to Ministry of Finance of Siziwanqi, (located at Wulanchabu City, Inner-Mongolia province of the PRC) repayable on demand, with interest due on the 20th day of each quarter	$ 112	$ 108

7.812% note payable to Industrial and Commercial Bank of China, Siziwangqi Branch matured on November 29, 2007 but early repaid during the first quarter of 2007, with interest due on the 20th day of each quarter, secured by machinery of $2,086,501	-	191

8.928% note payable to Baiyin Credit Union matures on November 24, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by assets of $1,600,922 and guaranteed by Xiangzhen	798	1,281

7.056% note payable to Baiyin Credit Union matures on December 26, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by personal assets of a director of the Company	80	-

7.056% note payable to Baiyin Credit Union matured on December 26, 2007 but early repaid in the first quarter of 2007, with interest due on the 20th day of each quarter, secured by personal assets of the Company’s CEO	-	77

7.524% note payable to Baiyin Credit Union matures on August 18, 2008, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by personal assets of the Company’s CEO	107	102

7.056% note payable to Baiyin Credit Union matured on February 28, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by personal assets of the Company’s CEO	-	51

8.928% note payable to Baiyin Credit Union matured on February 28, 2007 with interest due on the 20th day of each quarter and principal due at date of maturity, secured by mineral reserve and guaranteed by Qianzhen	-	256

8.928% note payable to Baiyin Credit Union matured on February 22, 2007 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen	-	192

9.648% note payable to Baiyin Credit Union matures on November 17, 2007 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen	200	-

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 13    SHORT-TERM BANK LOANS (Continued)

	September 30, 2007	December 31, 2006
	(in thousands)	(in thousands)

9.36% note payable to Credit Union of Silver City matured on March 6, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen	$ -	$ 102

8.928% note payable to Baiyin Credit Union matured on February 28, 2007 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen	-	90

8.928% note payable to Baiyin Credit Union matured on February 22, 2007 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen	-	90

9.36% note payable to Credit Union of Silver City matured on March 13, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen	-	128

9.648% note payable to Credit Union of Silver City matures on November 17, 2007, with interest due on 20th day of each quarter and principal due at the date of maturity, guaranteed by Qianzhen	93	-

7.056% note payable to Credit Union of Silver City matures on February 28, 2008, with interest due on 20th day of each quarter and principal due at the date of maturity, guaranteed by a third party	53	-

Total	$ 1,443	$ 2,668

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 14   OTHER PAYABLES AND ACCRUALS

Other payables and accruals consist of the following:

		September 30, 2007	December 31, 2006
		(In thousands)	(In thousands)

Outstanding purchase consideration payable for acquisition of subsidiaries	(a)	$-	$3,713
Accrued debt issuance costs	(b)	668	2,271
Receipts in advance		635	671
Accruals for payroll, bonus and other expenses		300	297
Other payables		794	414

		$2,397	$7,366

(a) The amount represents outstanding purchase consideration payable for acquisition of Qingshan Metal and Xingzhen Mining, and was subsequently settled by means of issuing 917,720 shares of the Company’s common stock to the sellers.

(b) The balance mainly represents outstanding financing commission payable to financial advisors, legal service fees, interest expenses and other related costs incurred at the issuance of convertible note.

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

(Unaudited)

NOTE 16    CONVERTIBLE NOTES PAYABLE

Convertible notes

On December 27, 2006, the Company entered into a Notes Purchase Agreement with Citadel Equity Fund Ltd. (“Citadel”), under the terms of which Citadel purchased a total of $28 million in convertible senior notes (“Notes”).  The Notes initially bear interest at 6.75% per annum, which is subject to upward adjustment, are payable semi-annually, and have a maturity of December 27, 2012.  Pursuant to the Notes Purchase Agreement, the interest rate may be adjusted upward depending on whether and when we become listed on a national stock exchange in the United States as follows:

 (i) If the listing of the Company on any a national stock exchange has occurred on or prior to November 15, 2007 and if the Company maintains such listing, the Notes will bear interest at the rate of 6.75% per annum of the original principal amount of the Notes (i.e., $28 million), from and including November 15, 2007;

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

The Notes contain a principal accretion feature that increases the redemption or repurchase price of the Notes.  The principal is accreted 5% per annum, on a semi-annual basis, such that if the Notes are held to maturity the total accreted principal amount is equal to 130% of the original principal amount.  The Company can redeem all of the Notes on or after December 27, 2009, at 110% of the then accreted principal amount, plus accrued and unpaid interest to but excluding the redemption date. In addition, Note holders have rights to request the Company to repurchase the Notes at a price in cash equal to 104% of the then accreted principal amount plus accrued and unpaid interest to the redemption date if there is a change of control of the Company.  In addition, from and after December 27, 2009, Note holders have the right to require the Company to repurchase the Notes for 100% of the then accreted principal amount plus accrued and unpaid interest to the redemption date.

The Company has re-negotiated the terms and conditions of the above Notes Purchase Agreement with Citadel, the Notes holder, and has entered into a Second Supplemental Indenture on September 28, 2007, whereby the following amendments, including certain covenant waivers, among others, were made to the terms and conditions of the Notes:

 (i) Deadline for listing

The deadline for the Company to complete a listing of its common stock on the NASDAQ, AMEX or NYSE (“Public Listing”) to avoid an additional liquidated damages penalty of $750,000 has been extended from November 15, 2007 to December 31, 2007.

(ii) Interest rate

The interest rate has been revised as follows:

(a) at the rate of 6.75% per annum of the Original Principal Amount of the Notes, from and including the Issue Date to and including September 30, 2007;

(b) at the rate of 0.00% per annum of the Original Principal Amount of the Notes, from and including October 1, 2007 to and excluding December 31, 2007; and

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 16    CONVERTIBLE NOTES PAYABLE (Continued)

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

(iii) Conversion price

The initial conversion price at which the Notes are convertible at the option of the holders has been revised from $3.20 to $2.25 per share that is subject to adjustment in certain circumstances but shall in no event fall below $2.00 per share.

Debt issuance costs

The issuance costs directly associated with the Notes and the put warrant were approximately $2.52 million in aggregate.  The amount is capitalized as deferred debt issuance costs, and is being amortized on the straight-line method over the term of the convertible loan, with the amounts amortized being recognized as interest expense. Any unamortized debt issuance costs remaining at the date of conversion of the loan will be recognized as interest expense in the period the conversion takes place. As a result of indenture amendment with regard to nominal interest rate of the Notes, the effective interest rate changes from 10.04% to 2.33%.  An adjustment entry is required to adjust the balance of deferred issuance cost and deferred financing cost using the new effective interest rate. Amortization of the debt issuance cost for the nine months ended September 30, 2007 amounted to $297,196.

The activity in the Company’s convertible notes payable account is summarized as follows:

September 30, 2007
(In thousands)
Balance at the beginning of the year	$26,989
Accreted principal	1,058
Amortization of deferred finance costs	100
Balance at the end of the period	$28,147

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

NOTE 18    PRC STATUTORY RESERVES

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

NOTE 19    ASSET RETIREMENT OBLIGATIONS

According to the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” of the

PRC, mining companies causing damage to cultivated land, grassland or forest are required to restore the land to a state approved by the local governments. The local governments administering the “Rules on

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

The Companies’ property, machinery and mining assets related to those two mining sites at December 31,

2006 and September 30, 2007 were not subject to an asset retirement obligation.

The Company has identified but not recognized the asset retirement obligations related to the Company’s other mining sites for which the Company is applying the extraction rights. These sights are still at the exploration stage. The asset retirement obligations related to these sights are not estimable until extraction rights and licenses are granted. Upon the approval and issuance of the extraction licenses, the Company will be able to reasonably estimate the settlement dates of, and apply an expected present value technique to determine and recognize the asset retirement obligations related to those mining sites.

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 20    COMMITMENTS AND CONTINGENCIES

General

The Company follows FAS No. 5, “Accounting for Contingencies,” in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available at the date of the financial statements indicates that it is probable that a liability could be incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

Mining industry in PRC

The Company's mining operations are and will be subject to extensive national and local governmental regulations in China, which regulations may be revised or expanded at any time. A broad number of matters are subject to regulation.  Generally, compliance with these regulations requires the Company to obtain permits issued by government, state and local regulatory agencies.  Certain permits require periodic renewal or review of their conditions.  The Company cannot predict whether it will be able to obtain or renew such permits or whether material changes in permit conditions will be imposed.  The inability to obtain or renew permits or the imposition of additional conditions could have a material adverse effect on the Company's ability to develop and operate its properties.

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

Registration payment arrangements

Pursuant to the Notes Purchase Agreement, which is more fully described in Note 15, the Company is obligated to pay the Notes holder an additional liquidated damages penalty of $750,000 if it does not complete a listing of its common stock on a U.S. stock exchange (NYSE, AMEX or NASDAQ) by December 31, 2007. The Company has determined that it qualifies for listing on AMEX and is submitting an application to AMEX shortly.

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

On December 10, 2005, Qianzhen Mining entered into an agreement with Wulatehouqi Zijin. Pursuant to the agreement, Wulatehouqi Zijin agreed to supply up to 200,000 metric tons of raw minerals at a fixed price of RMB 63 per metric ton to Qianzhen Mining for 30 months, and each month the quantity supplied cannot be lower than 8,000 metric tons.  Pursuant to the agreement, both parties also agreed that the zinc products of Qianzhen Mining “should be sold to Bayannaoer Zijin at market price”.  Wulatehouqi Zijin will stop supplying raw minerals to Qianzhen Mining once the terms are completed. Upon expiration of this supply contract, Qianzhen will have to enter into a new supply contract with Wulatehouqi Zijin for zinc ores at negotiated pricesor secure ore supplies from other third parties at market price. Qianzhen may have difficulties in securing quality zinc ore for its processing demand and this would have a significant negative impact on the Company’s operations.

On the 1st of July and 20th of September 2007, Qianzhen Mining entered into two supplemental agreements with Wulatehouqi Zijin that Wulatehouqi Zijin will provide Qinazhen Mining an additional 15,000 tons of zinc ores at the market price of RMB 620 per ton and that the price of the remaining amount of zinc ores (52,000 tons in aggregate) will be changed from current RMB 63 per ton to RMB 368 per ton effective from the 1st of July 2007. This change in purchase price will increase the cost of zinc powder processed by approximately RMB 14 million for the second half of 2007 and 2008 in aggregate.

The Company did not carry out transactions with Bayannaoer Zijin until April 2006.  For the three months ended September 30, 2007, Bayannaoer Zijin contributed approximately $.052 million or 12% of the Company’s consolidated net revenue.  For the nine months ended September 30, 2007, Bayannaoer Zijin contributed approximately $3.43 million or 28% of the Company’s consolidated net revenue.

In addition to the aforementioned, our nonferrous metal product business had another significant customer, Baiyin Non-ferrous Metal Co., Ltd, which accounted for approximately $1.31 million or 30% of our consolidated net revenue for the three months ended in September 30, 2007, and approximately $2.82 million or 23% of our consolidated net revenue for the nine months ended September 30, 2007.

NOTE 22    STOCK OPTIONS

No stock options were granted during the nine months ended September 30, 2007 and 2006.   The option as disclosed in Note 25 of Notes to Consolidated Financial Statements included in the Form 10-KSB/A for 2006 remained unexercised as of September 30, 2007.

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 23     SEGMENT INFOMATION

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

During fiscal 2006 and the first three quarters of 2007, we operated in one single geographic region, China; no geographic information is presented.

The segment data presented below was prepared on the same basis as our consolidated financial statements.

For the Nine Months Ended September 30, 2007	Fluorite	Nonferrous metals	Consolidated

Segment revenue	$ 5,066	$ 7,201	$ 12,267
Inter-segment revenue	-	-	-
Revenue from external customers	$ 5,066	$ 7,201	$ 12,267

Segment profit	$ 1,430	$ 1,996	$ 3,426

Unallocated corporate expenses			(3,228)
Income before income taxes and minority interests			$ 198

Total segment assets	$ 31,319	$ 35,649	$ 66,968
Inter-segment receivables	(11,785)	(12,961)	(24,746)
	$ 19,534	$ 22,688	42,222
Investment deposit			10,000
Deferred financing cost			7,708
Deferred debt issuance costs			2,273
Other unallocated corporate assets			2,874
			$ 65,077
Other segment information:
Depreciation and amortization	$ 537	$ 939	$ 1,476
Expenditure for segment assets	$ 8,300	$ 7,507	$ 15,807

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 22     SEGMENT INFOMATION (Continued)

For the Nine Months Ended September 30, 2006	Fluorite	Nonferrous metals	Consolidated

Segment revenue	$ 4,444	$ 9,946	$ 14,390
Inter-segment revenue	-	-	-
Revenue from external customers	$ 4,444	$ 9,946	$ 14,390

Segment profit	$ 489	$ 5,140	$ 5,629

Reverse takeover costs			(4,777)
Unallocated corporate expenses			(2,972)
Income (loss) before income taxes and minority interests			$ (2,120)

Total segment assets	$ 11,654	$ 19,764	$ 31,418
Inter-segment receivables	(26)	(4,314)	(4,340)
	$ 11,628	$ 15,450	27,078
Investment deposit
Deferred debt issuance costs
Other unallocated corporate assets			$ 11
$ 27,089
Other segment information:
Depreciation and amortization	$ 772	$ 723	$ 1,495
Impairment of fixed assets	$ 455	$ -	$ 455
Expenditure for segment assets	$ 720	$ 3,129	$ 3,849

NOTE 24    SUBSEQUENT EVENTS

None

.

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

BUSINESS STRATEGY

(a) Expansion of Production Capacity to Meet Demand

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

▼Copper, Lead and Zinc

In 2006, Qianzhen Mining purchased approximately 130,000 metric tons of zinc-lead ores and processed them into 14,000 metric tons of refined zinc powders and 1,900 metric tons of refined lead powder.  In 2006, Qingshan Metal produced 41,000 metric tons of copper ores (processed into 790 metric tons of refined copper powder) and 5,500 metric tons of zinc-lead ores (supplied to Qianzhen Mining).   In 2007, Qianzhen Mining is expected to continue to purchase raw materials from third parties.  Qingshan Metal plans to produce 65,000 metric tons of copper-zinc ores.  Since its capacity is 70,000 metric tons, it may have to purchase copper-zinc ores from third parties.  Qingshan Metal is planning to expand its extracting capacity in June 2007 and by April 2008, it is expected to be able to produce 100,000 metric tons of copper ores per year which will supply Qianzhen Mining, and thereafter an additional 50,000 metric tons of zinc ores per year which Qingshan Metal itself will process.

In July 2006, we started to build a 200,000 metric ton/year zinc-copper ore mining and processing project at Keyinbulake Multi-Metal Mine in Buerjin County, Aletal Zone, Xinjiang Uygur Autonomous Region.  This project was expected to initially go into production in early September 2007 but is expected to be delayed until the end of 2007.

(b) Increase Exploration Activities

Tianzhen Mining has just finished exploration activities at the Yangye Copper Mine & Huayuan Copper Mine and we expect to obtain a mining license from Xinjiang Bureau of Land and Resources in 2007.

The Huayuan, Yangye and Yangshugou copper mines own three properties situated in the same district with one prospecting license. Total estimated mineral resources include: 2.14 million tons of inferred (333) copper ore or 25,555 tons of copper metal, and 514,777 tons of reconnaissance (334) copper ore or 4,654 tons of copper metal. We expect that there is a possibility of finding more and higher category mineral resources in this area. Once the mining license is issued, a general exploration program will be launched to upgrade the resource category and define the extensions of mineralization by drilling and tunneling.  The budget for this program is shown in Table 1-1.

Table 1-1: Exploration budget for Huayuan, Yangye and Yangshugou Properties

	Item	Unit	Quantity	Budget (USD)	Budget (RMB)
1	Drilling	m	200	$26,000	Ұ200,000
2	Tunnel	m	1783.2	$154,708	Ұ1,175,784

Currently, our Company is conducting exploration activities in Wuzunagen Lead & Zinc Mine and Jiangejier Lead & Zinc Mine owned by Tianzhen Mining.  We plan to further increase exploration activities there to update resource category and extend mineralization layer. The exploration plan and budget is shown in Table 1-2.  We signed a contract with Xinjiang Nonferrous Geology Prospecting Bureau to do the exploration work for us and we expect to complete a reserve evaluation report which is a requirement for applying mining licenses for these two mines in 2007.

Table 1-2: Exploration budget for Jiangejier Property

	Item	Unit	Quantity	Budget (USD)	Budget (RMB)
1	Drilling	m	2700	$25,000	Ұ3,000,000
2	Tunnel	m	500	$130,000	Ұ1,000,000

Keyinbulake Cu-Zn Mine is another important property of our Company. The development of this mine is planned with two steps. The first step is to obtain a mining license as soon as possible. The second step is to conduct an exploration program to define the mineral resources of the property, which provides a basis for a mine plan and engineering. The exploration details and budget are shown in Table 1-3. This exploration program will be funded by the Company.

Table 1-3: Exploration Program and budget for Keyinbulake Property

	Item	Unit	Quantity	Budget (USD)×$1000	Budget (RMB)×Ұ1000
1	Topographical survey	km2	25	17.10	130.00
2	Geological survey	km2	25	29.60	220.00
3	Geophysical prospecting			52.60	400.00
4	Drilling	m	8000	842.00	6,400.00
5	Trenching	m3	6500	85.50	650.00
6	Assaying	Pies	2600	40.60	300.00
7	Other geology item			105.30	800.00
8	Infrastructure			78.90	600.00
	Total			1,251.60	9,500.00

A preliminary exploration schedule is as follows:

•

From January to February 2007, information collection, desk-top study, field work planning and arrangement;

•

From May to October 2007, field work begins, including geological survey, geophysical prospecting, trenching and drilling;

•

From November 2007 to March 2008, data analysis and geological report preparation.

(c)  Acquire More Mineral Resources

To increase our reserve and insure supply to our processing facilities, we plan to acquire domestic and foreign large-scale mines when the right opportunity arises in order to expand rapidly in the short term.  The Company is in the process of acquiring a gold-copper mine in Kyrgyzstan.  We also expect to acquire additional nonferrous metal mines domestically which have good conditions and possess all necessary governmental licenses.

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

ACQUISITIONS IN 2006

Qingshan Metal

On April 27, 2006, we completed the acquisition of a 60% ownership interest in Qingshan Nonferrous Metal Development Co., Ltd. (“Qingshan Metal”). Under the terms of the acquisition agreement, Qingshan Metal shareholders received an aggregate consideration of approximately $2.561 million.  Qingshan Metal has been granted the mining right certificate for a copper-zinc-lead mine in Wulatehouqi by the Ministry of Land and Resources of the PRC with a current term from October 2005 to October 2008.

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

The total purchase consideration of the acquisition is as follows: (in thousands)

Cash	$1,409
Value of stock payable to the original shareholders of Qingshan Metal	1,152

Total purchase consideration	$2,561

Approximately $1.409 million was paid as a down payment in April 2006. The remaining portion of $1.152 was settled on April 13, 2007 by issuing 284,810 shares of China Shen Zhou’s common shares at a market price of $4 per share.

Allocation of initial purchase consideration (in thousands):

	Book value	Fair value
Net assets of Qingshan Metal as of April 12, 2006:

Extraction rights	$-	$1,149
Inventories	132	132
Property, plant and mining assets, net	448	457
Other current assets	90	90

Net assets	$670	$1,828

Minority interest’s share of book value of net assets	(268)	(268)

Net assets acquired	$402	$1,560

Total purchase consideration	-	2,561

Goodwill	$-	$1,001

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

On August 23, 2007, Xingzhen Mining was granted an extraction right with a current extraction area of 1.955 square meters. The valid term of the extraction license is from August 2007 to August 2013, and is renewable. With the extraction right, Xingzhen Mining will expand its current business of exploration only to the extraction of zinc, copper and other acompanying non-ferrous metals.

The total purchase price and the allocation of the purchase price is discussed below. The total purchase price of the acquisition is as follows (in thousands):

Cash	$1,025
Value of stock payable to Mr. Li	2,561

Total purchase consideration	$3,586

Approximately $1.025 million was paid in cash as of September 30, 2006.  The remaining portion of $2.561 million was settled on April 13, 2007 by issuing 632,910 shares of China Shen Zhou’s common shares at a market price of $4 per share.

Allocation of initial purchase consideration (in thousands):

	Book value	Fair value
Net assets of Xingzhen Mining as of April 28, 2006:

Extraction rights	$-	$3,475
Property, plant and mining assets, net	-	10
Bank balances and cash	122	122
Other receivables, deposits and prepayments	50	50
Other payables	(45)	(45)

Net assets	127	3,612

Minority interest’s share of book value of net assets	(26)	(26)

Net assets acquired	$101	$3,586

Total purchase consideration	-	3,586

Goodwill	$-	$-

On June 25, 2007, the Company entered into an equity acquisition agreement with Xinjiang Tianixang

Technology Development Company Ltd (“Tianxiang”) to acquire an additional 10% of equity in

Xingzhen Mining from Tianxiang, for a consideration of $459,589. As of August 10, 2007, the share transfer registration has been approved by the local government authorities and therefore the Company now holds a 90% ownership interest in Xingzhen Mining.

In recognition of the value of the mining assets of Qingshan Metal and Xingzhen Mining, the Company engaged a professional firm to value the two mining assets based on available reserves, mineral rights, mineral quality, extraction rate, refinement rate and the fluctuation of market prices. The probable reserves were verified by a leading research institute on mining studies in China. The Company believes that the reserves estimation was accurate and there would not be additional probable reserves available for extraction and, therefore, the estimated cash flow from extraction rights of minerals were not adjusted for proven or probable reserves beyond those verified by the leading research institute on mining studies, as attached below:

	Qingshan Metal		Xingzhen Mining
	Probable Reserve	Estimated Extraction	Probable Reserve	Estimated Extraction
Copper Reserves	1,000,000	864,167	1,920,000	1,620,000
Zinc Reserves	500,000	396,878
Refined Copper	7,169	6,639.66	15,460	12,524
Refined Zinc	16,058	14,771	64,480	52,228

PROPOSED ACQUISITION

Kichi-Chaarat Closed Joint Stock Company (“Kichi-Chaarat”)

On November 6, 2006, Xiangzhen Mining entered into contractual arrangements with Mr. Li Jiaxing and Mr. Huang Guan to appoint Mr. Li and Mr. Huang to acquire the entire ownership of Kichi-Chaarat Closed Joint Stock Company (“Kichi-Chaarat”) for a cash consideration of $10 million in aggregate.  Mr. Li and Mr. Huang jointly owned Tun Lin Limited Liability Company (“Tun Lin”), which is a Kyrgyz Republic registered company.  Pursuant to the arrangements, Tun Lin will acquire the entire ownership in Kichi-Chaarat from Altyn Minerals (BVI) Ltd.  Subsequently, Xiangzhen Mining will acquire the entire ownership in Tun Lin.  The major asset of Kichi-Chaarat is the subsoil use right for the pupose of (i) mining for gold and other metals within the Kuru-Tegerek licensed area, and (ii) exploration for gold and other metals within the Kuru-Tegerek licensed area.  The purchase consideration was fully settled in 2006.  However, pursuant to the legal opinion of the Company’s legal consultants in Kyrgyzstan law, the acquisition of Tun Lin “is not deemed to be completed until the transfer has been approved by the Kyrgyz authority and Xiangzhen Mining has been issued a share registration certificate which confers the lawful ownership of Tun Lin to Xiangzhen Mining.”  Legal transfer is expected to be completed in the fourth quarter of 2007.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED TO THE CORRESPONDING PERIOD ENDED SEPTEMBER 30, 2006

Selected information from the Consolidated Statements of Operations

	For the Three Months Ended September 30,
	2007	2006
	(in thousands)	(in thousands)

Net revenue	$4,391	$6,715
Gross profit	1,907	3,421
- Gross profit margin	43.43%	50.95%
General and administrative expenses	1,674	4,318
Interest expense	144	73
Net (loss)/income	115	(5,727)

NET REVENUE. Revenue for the three months ended September 30, 2007 was approximately $4.4 million, representing a significant decrease of 34.61% compared to the corresponding period of 2006.  The significant fluctuation of revenue was mainly caused by the sharp decrease in sales of zinc powder by Qianzhen of 1,045 tons due to insufficient supply of zinc ores from its main third party supplier.

GROSS PROFIT AND GROSS PROFIT MARGIN.  For the three months ended September 30, 2007, gross profit was $1.9 million, representing a decrease of approximately $1.5 million as compared to $3.4 million for the three months of 2006. The decrease in gross profit was primarily due to the increased cost of zinc ore of $0.95 million due to the increased unit price of zinc ore in the third quarter of 2007. The gross profit margin decreased by 7.52% to 43.43% in the third quarter of 2007, as compared to the same period of 2006 due mainly to the combined effects of the increased selling price for fluorite products and the increased unit cost of zinc ore.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased approximately $2.6 million to $1.7 million for the third quarter of 2007 as compared to the third quarter of 2006. The decrease in the general and administrative expenses was mainly caused by the combined effects of the following factors: i) common stock bonuses to management with a fair value of $2.97 million in 2006; ii) reverse takeover costs of $4.8 million incurred in the third quarter of 2006; and iii) additional amortization for the exploration rights of Xingzhen Mining in the amount of $189,000 in the third quarter of 2007.

INTEREST EXPENSE.  Interest expense increased approximately $71,000 as compared to the same period of 2006. The increase in interest expense is mainly due to the related costs associated with the convertible bonds and warrants issued in the fourth quarter of 2006. This includes: i) accrual of finance costs and amortization of deferred finance costs; ii) revaluation of the warrant liability; and iii) amortization of deferred debt issuance costs for the third quarter of 2007.

NET INCOME.  Net income for the third quarter of 2007 was $115,000, representing an increase of $5.8 million compared to the same period of 2006. The increase in net income was primarily due to the common stock bonuses to management with a fair value of $2.97 million and reverse takeover costs of $4.8 million in the third quarter of 2006.

SEGMENT PERFORMANCE ANALYSIS – THREE MONTHS ENDED SEPTEMBER 30, 2007 AS

COMPARED TO THE CORRESPONDING PERIOD ENDED SEPTEMBER 30, 2006

(amounts in thousands)	Segment revenue		Segment profit (loss)
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006

Fluorite	$2,012	$2,468	$684	$107

Nonferrous metals	$2,379	$4,247	$(189)	$1,824

Fluorite

Fluorite segment revenue decreased by 18% from $2.4 million for the third quarter of 2006 to $2.0 million  for the same period of 2007. The decrease was primarily due to the 12,000 ton decrease in sales volume as compared to the same period of 2006.

Fluorite segment profit increased $577,000 as compared to the three months ended September 30, 2006. The increase was mainly due to better cost control and the increased selling price of fluorite products.

Nonferrous metals

Nonferrous metals segment revenue for the third quarter of 2007 amounted to $2.4 million, representing a decrease of 44% as compared to the same period of 2006. The nonferrous metals segment reported a segment loss of ($189,000) for the third quarter of 2007 as compared to a segment profit of $1.8 million for the same period of 2006. The significant decrease in nonferrous metals segment revenue and segment profit were caused by the sharp decrease in sales of zinc powder by Qianzhen Mining of 1,045 tons due to insufficient supply of zinc ores and the increased unit cost of zinc ores.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED

TO THE CORRESPONDING PERIOD ENDED SEPTEMBER 30, 2006

Selected information from the Consolidated Statements of Operations

	For the Nine Months Ended September 30,
	2007	2006
	(in thousands)	(in thousands)

Net revenue	$12,267	$14,390
Gross profit	6,847	8,115
- Gross profit margin	55.82%	56.39%
General and administrative expenses	4,095	5,091
Interest expense	2,489	202
Net (loss)/income	224	(2002)

NET REVENUE. Revenue for the nine months ended September 30, 2007 was approximately $12.3 million, representing a significant decrease of 14.75% compared to the corresponding period of 2006.  The  downward fluctuation of revenue was mainly caused by the sharp decrease in sales of zinc powder by Qianzhen of 2,040 tons due to insufficient supply of zinc ores from its main third party supplier.

GROSS PROFIT AND GROSS PROFIT MARGIN. For the nine months ended September 30, 2007, gross profit was $6.8 million, representing a decrease of approximately $1.3 million as compared to $8.1 million for the nine months of 2006. The decrease in gross profit was primarily due to the increase of the unit cost of zinc ore from $7.7 per ton to $21.6 per ton on average during the first three quarters of 2007. The gross profit margin decreased 0.57% to 55.82% for the nine months of 2007, as compared to the same period of 2006 due mainly to the combined effects of the increased selling price for fluorite products and the increased unit cost of zinc ores purchased from its third party supplier.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased approximately $1 million to $4.1 million for the nine months ended September 30, 2007 as compared to the same period of 2006. The decrease in general and administrative expenses was mainly caused by the combined effects of the following factors: i) common stock bonuses to management with a fair value of $2.97 million in 2006; ii) reverse takeover cost of $4.8 million incurred in the third quarter of 2006; iii)additional professional and consultancy expenses of approximately $1 million incurred to meet the reporting and other requirements of a public company after the completion of the reverse takeover in September 2006; and iv) additional amortization for the exploration of Xingzhen Mining in the amount of $500,000 during the nine months of 2007.

INTEREST EXPENSE.  Interest expense increased approximately $2.3 million as compared to the same period of 2006. The increase in interest expense is mainly due to the related costs associated with the convertible bonds and warrants issued in the fourth quarter of 2006. This includes: i) accrual of non-cash finance costs and amortization of deferred finance costs of $ 1.2 million; ii) revaluation of the warrant liability of ($240,000); and iii) amortization of deferred debt issuance costs of $245,000 for the first nine months of 2007.

NET INCOME.  The net income for the nine months ended September 30, 2007 was $224,000, representing an increase of $2.2 million as compared to the same period of 2006. The increase in net income was primarily due to the common stock bonuses to management with a fair value of $2.97 million and reverse takeover costs of $4.8 million incurred in the third quarter of 2006.

SEGMENT PERFORMANCE ANALYSIS – NINE MONTHS ENDED SEPTEMBER 30, 2007 AS

COMPARED TO THE CORRESPONDING PERIOD ENDED SEPTEMBER 30, 2006

(amounts in thousands)	Segment revenue		Segment profit (loss)
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Fluorite	$5,066	$4,444	$1,430	$489

Nonferrous metals	$7,201	$9,946	$1,996	$5,140

Fluorite

Fluorite segment revenue increased 14% from $4.4 million for the nine months ended September 30, 2006 to $5.1 million for the same period of 2007. The increase was primarily due to the increase of fluorite selling price of $20 per ton for fluorite products.

Fluorite segment profit increased by approximately $900,000 as compared to the nine months ended September 30, 2006. The increase was mainly due to better cost control and the increased selling price of fluorite products.

Nonferrous metals

Nonferrous metals segment revenue for the nine months ended September 30, 2007 amounted to $7.2 million, representing an approximate decrease of 27.6% as compared to the same period of 2006.  The nonferrous metals reported a significant decrease in segment profit of $ 3.1 million for the nine months ended September 30, 2007 as compared to the same period of 2006. The decrease of nonferrous metals segment revenue and segment profit are due to the sharp decrease in sales of zinc powder by Qianzhen Mining in the amount of 2,020 tons due to insufficient supply of zinc ores and the increased unit cost of zinc ores.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $3.2 million as of September 30, 2007, representing a decrease of $15.7 million as compared to the balance at December 31, 2006 of $18.9 million. The decrease in cash position was mainly due to the net cash used in purchasing of property, machinery and equipment of $15.8 million and net repayment of short-term borrowings of $1.47 million during the nine months ended September 30, 2007.

Net cash provided by operating activities for the nine months ended September 30, 2007 was $2.2 million whereas net cash provided by operating activities was $6.1 million for the nine months of 2006. Cash flow from operations during 2007 was mainly affected by the increase of interest expense associated with the convertible notes and general and administrative expenses mentioned above.

Net cash used in investing activities during the nine months of 2007 mainly represents purchases of fixed assets of $15.8 million by Xiangzhen Mining and Xingzhen Mining for their capacity expansion projects.

Net cash used in financing activities during the nine months of 2007 mainly represents issuance costs of $2.1 million associated with the convertible notes issued in the fourth quarter of 2006, as well as repayment of bank borrowings of $1.5 million in order to reduce interest from bank loans.

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

Item 3. Controls and Procedures.

(a)  Evaluation of Disclosure Controls. Xiaojing Yu and Steven Jiao, who  our Chief Executive Officer and Principal Chief Financial Officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as of the end of our second fiscal quarter in 2007 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, Ms. Yu and Mr. Jiao concluded that our disclosure controls and procedures were effective as of September 30, 2007.

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

Sarbanes Oxley testing methodologies. In August 2007, the Company signed a contract with Ernst & Young

Hua Ming Assurance & Advisory Business Services (EY Beijing) on the implementation of the Sarbanes-Oxley 404

Project (SOX 404). EY Beijing will assist the Company through the whole SOX 404 project process, ensuring the

Company is in full compliance with the SOX 404 Act. The overall project is expected to be completed by the end of

2008.

 PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None.

Item 6.  Exhibits

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-QSB.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company, effective December 13, 2006 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB/A filed on May 8, 2007).

3.2	Bylaws of the Company adopted on November 2, 2007 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 5, 2007).

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized, in Beijing, on August 14, 2007.

Date: November 14, 2007	CHINA SHEN ZHOU MINING & RESOURCES, INC.

	By:	/s/ Xiaojing Yu
Xiaojing Yu, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven Jiao
Steven Jiao, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)