Form 10KSB/A
period 2006-12-31
CHINA SHEN ZHOU MINING & RESOURCES, INC.
filed 2008-04-02
CIK 790024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 4 to Form 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

The Issuer’s revenue for its most recent fiscal year was $22,433,000.

As of March 21, 2007, 21,296,794 shares of the Issuer’s $0.001 par value common stock were outstanding and the aggregate market value of the shares held by non-affiliates was approximately $17,466,625 based upon a closing bid price on March 21, 2007 of $4.25 per share of common stock on the OTC Bulletin Board.

Transitional Small Business Disclosure Format (check one)   Yes ☐ No ☒

EXPLANATORY NOTE

This Amendment No.4 to our Annual Report on Form 10-KSB for the year ended December 31, 2006 initially filed with the Securities and Exchange Commission on April 17, 2007 is being filed to i) provide revised description of property and ii) present clarification of some accounting issues

PART  I

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

Competitor	Capacity
Dongshengmiao Mining Wancheng Trading & Mining	600,000 metric tons of extracting capacity 400,000 metric tons of extracting capacity

Compared to our competitors, we believe we enjoy superior experience, better management of projects and a good and stable management team.

Business Strategy

Expansion of Production Capacity to Meet Demand
• Fluorite

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

• Copper, Lead and Zinc

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

Table1-3: Exploration Program and budget for Keyinbulake Property

	Item	Unit		Quantity	Budget (USD)×1000$	Budget (RMB)×1000Ұ
1	Topographical survey	km	[2]	25	17.1	130.00
2	Geological survey	km	[2]	25	29.6	220.00
3	Geophysical prospecting				52.6	400.00
4	Drilling	m		8000	842.00	6400.00
5	Trenching	m	[3]	6500	85.50	650.00
6	Assaying	Pies		2600	40.60	300.00
7	Other geology item				105.30	800.00
8	Infrastructure				78.9	600.00
	Total				1,250.00	9,500.00

A preliminary exploration schedule as follow:

•	From January to February 2007: information collection, desk-top study, field work planning and arrangement;

•	From May to October 2007: field work begins, including geological survey, geophysical prospecting, trenching and drilling.

•	From November 2007 to March 2008: data analysis and geological report preparation.

Acquire More Mineral Properties

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

Competitive Advantages

We believe we have the following competitive advantages:

•	One of the best fluorite mines in China which has high purity fluorite mineral and good extracting conditions.

•	Experienced management team. Most of our officers have more than 20 years of experience in this industry.

•	We have good relationships with local government agencies.

•	Compared to our competitors, we believe we possess relatively more exploration rights which could provide potential upside to our existing reserves and resources.

•	Many of our subsidiaries are located in the western part of China and therefore enjoy many preferential tax and regulatory policies.

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

On December 27, 2006, we issued $28,000,000 original principal amount of convertible notes to Citadel Equity Fun Ltd. The convertible notes are further described in the Managements Discussion and Analysis section under “CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS - Convertible Notes”. The indenture relating to the convertible notes contains a covenant that we will finalize the listing of our common stock on the New York Stock Exchange, the American Stock Exchange or NASDAQ by November 15, 2007. If we fail to obtain such listing by that time, the interest rate on the Notes will increase from 6.75% to 10.50% (dropping to 8.5% once we obtain the listing), and we will be required to pay liquidated damages to the holders of the convertible notes of $750,000. The convertible notes provide for additional liquidated damages if we fail to keep other covenants relating to (i) appointment of auditors, (ii) appointment of a chief financial officer with U.S. listed company experience, or (iii) honoring a right of the holder of the notes to nominate a director to our board of directors. Consequently, if we are unable to procure a listing on a U.S. stock exchange by November 15, 2007, or to honor our other covenants under the Notes, we will incur additional expenses and our profitability will suffer.

Risks Related to Our Industry

Fluctuations in the market price of fluorite and nonferrous metals could adversely affect the value of our company and our securities

The profitability of our operations will be directly related to the market price of the metals we mine and refine. The market prices of fluorite and nonferrous metals fluctuate widely and are affected by numerous factors beyond the control of any mining company. These factors include fluctuations with respect to the rate of inflation, the exchange rates of the Renminbi and other currencies, interest rates, global or regional political and economic conditions, banking industry fluctuations, global and regional demand, production costs in major metal producing areas and a number of other factors. Any drop in the price of the metals important to our operations would adversely impact our revenues, profits and cash flows. In particular, a sustained drop in prices could:

•	cause suspension of our development and, ultimately our mining operations, if such operations become uneconomic at the then-prevailing prices, thus further reducing revenues;

•	prevent us from fulfilling our obligations under our agreements or under our permits and licenses which could cause us to lose our interests in, or be forced to sell, our properties; and

•	reduce financing available to us.

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

Costs estimates and timing of new projects are uncertain

The capital expenditures and time required to develop new mines or other projects are considerable and changes in costs or construction schedules can affect project economics. There are a number of factors that can affect costs and construction schedules, including, among others:

•	availability of labor, power, transportation, commodities and infrastructure;

•	increases in input commodity prices and labor costs;

•	fluctuations in exchange rates;

•	availability of financing;

•	difficulty of estimating construction costs over a period of years; and

•	delays in obtaining environmental or other government permits.

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

Ifwe make such acquisitions we cannot predict whether:

•	we will be able to successfully integrate the operations and personnel of any new businesses into our business;

•	we will realize any anticipated benefits of completed acquisitions; or

•	there will be substantial unanticipated costs associated with acquisitions, including potential costs associated with environmental liabilities undiscovered at the time of acquisition.

Inaddition, future acquisitions by us may result in:

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

ITEM 2 DESCRIPTION OF PROPERTY

Introduction

China Shenzhou Mining & Resources Inc. (China Shenzhou) holds two mining licenses and four exploration permits at the end of 2006, the mining licenses include:

Table 2-1: Summary of Properties for China Shenzhou

Type of Licence	Name	Location
	Sumochagan Aobao Fluorite Mine(Xiangzhen Mining)	Siziwangqi, Inner Mongolia
Mining	No 2 Mine of Qingxing Copper	Wulatehouqi, Inner Mongolia
Mine(Qingshan Metal)

	Jiangejier Pb-Zn property (Tianzhen Mining)	Wuqia County, Xingjiang
	Huayuan Copper Property (Tianzhen Mining)	Wuqia county, Xingjiang
Exploration	Wuzunagen Pb-Zn Property (Tianzhen Mining)	Wuqia county, Xingjiang
	Keyinbulake Cu-polymetallic Property (Xingzhen Mining)	Buerjin county, Xingjiang

Figure 2-1 shows the general location of some properties and Table 2-2 and Table 2-3 present detailed information with respect to some properties.

Table 2-2: Mining Licenses Held by the Company

Property	Sumochagan Aobao Fluorite Mine (between exploration line 21-04)	No 2 Mine of Qingxing Copper Mine,

License Number	1526000220071 (152000630047)	1500000530858
	Inner Mongolia Xiangzhen Mining Group Ltd.	Qingshan Nonferrous Metal
Owner		Development Co Ltd.
Valid period	from October 2006 to May 2007	from October 2005 to October 2008

Area (km2)	0.909	0.1211

Mining method	Underground Mining	Underground Mining

Mining scale	80,000t/a	60,000t/a

Mining ore types	Fluorite	Copper, Zinc and Sulfur

Mining Level (m)	700-1060	1417-1320

Table 2-3: Exploration Licenses Held by the Company

Property	Huayuan Copper Property	Jiangejier Property
License Number	6500000731651	6500000731651

Owner	Xinjiang Wuqia Tianzhen Mining Co Ltd	Xinjiang Wuqia Tianzhen Mining Co Ltd

Valid period	from 31 March 2004 to 31 March 2007	from 26 April 2007 to 26 April 2008

Area (km2)	31.71	21.07

Contractor	No.2 Geological Brigade of Bureau of Geology	Dadi Mining Technique and Development Company

	and Mining, Xinjiang Uygur Autonomous Region	Ltd, Xinjian Uygur Autonomous Region

The mineral rights in China are categories into two types as exploration right and mining right, separately, where:

•	Exploration right is the right for exploring mineral resources within the areas authorized by the exploration license.

•	Mining right is the right for exploitation of mineral resources and produce mineral products.

According to the Chinese law, an exploration license is generally valid for 3 years and can be extended not more than 2 times with each not exceeding two years. The mining license is usually valid in China for up to 10, 20 and 30 years corresponding to small scaled, medium scaled, and large scaled deposit or mine, respectively. The mining license can be renewed with the increased area and longer validation period subject to relevant regulations. Application for renewal needs to be submitted at least 30 days before the expiration date of the existing mining license.

Description of Properties

Sumochagan Aobao Fluorite Mine

Location, Access, Climate and Physiography

Sumochagan Aobao fluorite mine is located in Siziwang Qi of Wulanchabu City in Inner Mongolia, China which is defined by E111°15′35″~111°16′30″ and N43°07′10″~43°07′49″. Access to the area is convenient by an approximately 90km simple dirt road from the mine to Erlianhot and then about 250km freeway or national highway to Hohhot, the provincial capital city of Inner Mongolia. Climate in the area is characterized by a typical continental and windy with low precipitation and high evaporation, and large temperature difference between night and day. The topography is gently grassland with an elevation difference varying from 20 to 40m. Figure 2-2 shows the general location of Sumochagan Aobao Fluorite Mine.

Mining License Description

Inner Mongolia Xiangzhen Mining Group Co Ltd. (Xiangzhen) holds the mining license of the area between prospecting line 21 and line 04 of Sumochagan Aobao Fluorite Deposit. The mining license Number is 1526000220071 with a Temporary Extension No. 1526000630047 which was issued by Wulanchabu City Bureau of Land and Resources in Inner Mongolia and had expired on May 2007.  Xiangzhen has lodged an application to Inner Mongolia Bureau of Land and Resources for renewing the mining license and the new mining license is expected to be obtained soon.

Previous Exploration and Development

In 1975, No.1 geological survey brigade of Inner Mongolia conducted a 1/200,000 geological survey in this area and found Sumochagan Aobao Fluorite deposit. The subsequent resource estimated was completed and 1.716 million tonnes fluorite ore was defined at that time.

From 1981 to 1987, the No.102 geological brigade of Inner Mongolia conducted a exploration program in more detailed level and submitted a geological report entitled “Geological Report of Sumochagan Aobao Fluorite Deposit of Siziwangqi, Inner Mongolia ” in 1987.

The deposit was extracted by a company which was owned by the local government in 1978. The company was renamed as North Fluorite Group Corporation Ltd in 1997 and then the mining right was purchased by Xiangzhen Mining Group Ltd.

Mining Operation

Before 1997, the open pit mining was used and the pit was 58m deep with an elevation of 1065-1007m.

Since 2002, the underground mining had been conducted. Shrinkage method was used for the ore of high grade and the sublevel caving method proposed for ore of low grade. The designed mining capacity of the Sumochagan Aobao Fluorite Mine is 80,000t/a. The power supply is diesel generator and water supply for production and living is obtained from ground water.

The major equipment in the mine are comprised of 4 sets of compressors (20m³), 10 sets of z-20w rock loaders, 8 sets of electric locomotives (8 tonnes), 130 sets of V-type mine cars (0.75m³), ventilation fans, power transformers and so on.

Ore Processing

The fluorite ores are transported by trucks from the mine into the processing plant with an annual treatment capacity of 60,000 tonnes. The process includes a two-stage closed crushing with primary and secondary grindings, one stage of roughing flotation, one stage of scavenging, and six stages of cleaning, and is then followed by thickening, filtrating and drying, and finally packing for delivery. The major facilities consist of ball mill workshop, flotation workshop, press and filtration workshop, concentrate pools, tailings dams, laboratory, electronic scales, water supply wells, power supply lines and offices, etc. And the major equipments are jaw-type crushers (2 sets, 250x400mm and 150x750mm), ball mills (3 sets, 1.5mx3m and 1.5mx4m), 4m³flotation machines (29 sets), Φ12m thickeners (1 set), classifiers (2 sets), 20m²filters, power transformers and power distribution panels and so on.

The concentrator is located at about 45km southeast of the mine area. The concentrate recovery is 83% and the grade of fluorite concentrate is over 95%. Since 2006, a new concentrator with the design capacity of 200,000 tonnes per year was built just next to the fluorite mine, within which new process and new equipment would be utilized.

The main component of fluorite ore is CaF2, which is a useful and valuable in fluorine chemical, and for steel making as an impregnate, glass making and as additive, which has a wide market prospect and market demand.

Property Geology

Sumochagan Aobao fluorite deposit is located in the Suniteyou Banner Fold Zone in late-Varican, Inner Mongolia Fold Belt. The main strata in the property are comprised of late Paleozoic lower Permian System Xilimiao Formation (P1xl) which includes three sequences of P1xl2-4, P1xl3, and P1xl4-1, Proterozoic Ailegemiao Formation and Jurassic Chagannoer group. The fluorite mineralized body and mineralized marble occurred in the lower of P1xl3 and on the top of P1xl2-4.

The mineralized body strikes 40°-60°, dips to 310°-330° at an angle 21°-47°, with stable, continual bedded shape as well as it is 1100m long and 0.52-22.48m thick with the largest extension of 1540m. The economic mineral is fluorite only, which main composition is CaF2 and the gangue minerals are comprised of quartz, chlorite and sericite. According to the level of grade, the mineralized body divided into high grade mineralized material (rich ore) which CaF2 is more than 60%, and low grade mineralized material (lean ore) which CaF2 is from 20-60%.

Resource

In 1987, No. 102102 Geological Brigade of the Inner Mongolia Autonomous Region submitted the “Geological Report of Sumochaganaobao Fluorite Deposit of Siziwangqi, Inner Mongolia ”.  The Inner Mongolia Geology Mining Bureau examined and approved the resource in the Sumochaganaobao Fluorite Deposit in the report by issuing the document No. Nei-Di(1987)No. 115 on October 23, 1987.  The bureau of land and resource of Wulanchabu City commissioned the Land-resources Institute of Inner Mongolia to verify the resources in the Mining License area.  The Institute submitted “the Verification Report of Resources between Prospecting line 21 and 04, of Sumochaganaobao Fluorite Deposit in Siziwangqi, Inner Mongolia”.  The “Consulting Center of the China Mining Association” had reviewed and assessed the verification report and recognized the resources statement in the report where the indicated resource (332) is 2.509 million tons of fluorite with the average grade of CaF2 at 63.24%.

The parameters used in resources estimate are set forth below:

•	Low grade mineralized materials: lowest cut-off grade(CaF2) ≥30%, minimum minable thickness 1m, and maximal band thicknessâ2m;

•	High grade mineralized materials: grade (CaF2)≥65%, (S) ä1%, minimum minable thickness 0.7m, and band thickness 2m;

The criterion of Barite, fluorite and Boron Exploration was implemented in the estimate of resources.

Sampling, Analytical Procedures and Quality Control

The samples were taken by splitting the core into half which one half is collected as the sample, and other half was stored in core box. Sample length was usually varying from, 0.5m to 1.5 m and core recovery is over 85%.

Trenching samples were collected along 10cm wide and 5cm deep channels in fresh rock in the wall of adits and each sample was 1-2m in length.

Samples are crushed by three jaw crushers step-by-step to 0.9mm in size and then are split. About 500 grams of each sample is sent for pulverization and the rest would be kept as coarse rejects. To the samples of this project, 100 grams of each pulp sample is sent to the lab for assaying and the rest is stored. Items of CaF2, CaCO3, SiO2, Fe2O3 and S are assayed in the lab.

Assaying of samples was completed in the laboratory of the No.102 geological brigade of Inner Mongolia and was checked by the Central Laboratory of Bureau of Geology Inner Mongolia. Internal and external check samples were assayed, 95% of samples were sent for internal check and 6.4% for external check. The eligible rate of the checking samples was above 95%. The criterion of Barite, Fluorite and Boron Exploration was also implemented in sample assaying.

Potential for Further Exploration

In China, Categories 331 and 332 resources in the deposit may be based on for mine plan, and do not need further geological exploration. Category 333 need to be upgraded to Category 331 or 332 by the implementation of additional geological exploration which could be carried out by adits of mine tunnel. There is a low potential to find new mineralized body or extensions of existing mineralized body since the deposit is well defined and well understood by geologists.

Categorization of Mineral Resources and Ore Reserves in China

The system for the categorisation of mineral resources and ore reserves in China is in a period of transition which commenced in 1999. The traditional system uses five categories based on decreasing levels of geological confidence - Categories A, B, C, D and E. The new system promulgated by the Ministry of Land & Resources (MLR) in 1999 uses three-dimensional matrices, based on economic, feasibility assessment and geological degrees of confidence. These are categorised by a three-digit code in the form of “123”. This new system is derived from the UN Framework Classification proposed for international use. All new projects in China must comply with the new system.

The resources in this description was estimated based on old system and was checked against the new one.

In China, the methods used to estimate the resources and reserves are generally prescribed by the criterion or standard which are approved by the relevant government authority, and are based on the level of knowledge for that particular geological style of deposit. The resource classification categories are assigned largely on the basis of the spacing of sampling, trenching, underground tunnels and drill holes. The parameters and computational methods are also prescribed by the criterion and standard including cut-off grades, minimum minable thickness, maximum thickness of band, and average minimum ‘industrial’ or ‘economic’ grades required.

No. 2 Mine of Qingxing Copper Mine

Location, Access and Physiography

No 2 Mine of the Qingxing is located at Sandaoqi Town, Wulatehou Banner, Inner Mongolia of China and is defined by E106°45′15″~106°45′45″ and N40°57′14″~40°57′45″. It is conveniently accessible by dirt road which is 30km southeast to Shanba Town, Hangjinghou Qi connected with a highway and 70km to Linhe Railway Station of Beijing-Lanzhou Railway Line. The topography character is described by middle and low mountains with deep incision valleys. The climate of this area is continental with maximum rainfall of 420mm/a and minimum of 140mm/a. Figure 2-3 shows the index map of the property.

Figure 2-3: Index Map of No 2 Mine of Qingxing Copper Mine

Mining License Description

The mining license (No. 1500000530858) of Qingxing Copper Mine, No 2 Mine is held by Wulatehouqi Qingshan Nonferrous Metal Development Co. Ltd. (Qingshan) which covers 0.1211km2 and is defined by the elevations of 1417m-1320m. Its valid period is from October 2005 to October 2008. Qingshan has submitted an application for a new mining license of 0.6495 km2 to extend the mining area.

Previous Exploration and Development

In 1957, the Wuyuan Langshan Geological Brigade of the Geology Ministry conducted a project of 1/500,000 geological survey and around the mine area.

In 1960, the Exploration Company of Industry Bureau, Inner Mongolia conducted prospecting and detail exploration projects and submitted a geological report including resource estimate.

In October, 1993, the No.1 brigade of the Nonferrous Geological Bureau, Inner Mongolia compiled a geological report by summarizing the previous exploration information titled “the Geological Report of Deposits Ⅲ &Ⅴin Tanyaokou Poly-Metal field in Wulatehou Qi, Inner Mongolia.

Mining Operation

In 2004, the deposit had been extracted by underground mining method with the designed capacity of 60,000t /a with mining levels varying from 1417 to 1320m.

At the end of 2006, 173,800 tonnes of ore with an average copper grade of 0.76% had been mined out and the mining loss is 43,400 tonnes of ore. As a result, the consumption of the resources is 217,200 tonnes of ore containing 1661.10 tonnes of metal copper.

The major equipment in the mine includes 3 sets of compressors (20m³/6 m³), 3 sets of z-20w rock loaders, 2 sets of diesel haulage vehicles, 40 V-type mine cars (0.75m³), ventilation fans, power transformers and so on.

There is a 10 KV power supply line for mining production and water is supplied by special water wagon.

Ore Processing Operation

The mine possesses one concentrator with the processing capacity of 50,000t/a. The output copper concentrate is at grade of 15-20% (Zinc concentrate 40-46%) with concentrate recovery rate of 80%. The process of one-stage open-circuit crushing and two-stage ore grinding is adopted in the concentrator.

The major facilities of concentrator are ball mill workshop, flotation workshop, press and filtration workshop, concentrate pools, tailings houses, lab, electronic scales, water supply wells, power supply lines and offices etc.. The major equipments are 2 ball mills (1.83mx3.6m/130kw motor and 1.2mx4.5m/75kw motor), 15 sets of flotation machines (6A, 11kw), 2 sets of power transformers (315KVA), one classifier (1.2mx10m), 20m²filter, pumps and power distribution panels.

Property Geology

Geologically, Qingxing Copper Mine is located at west part of the Langshan-Baiyunebo geotectogene, north boundary of North China Platform. The main strata in the mine area are Zhaetaishan Formation member II (Pt2zh2) and member III (Pt2zh3).

The Zhaetaishan member II (Pt2zh21) bottom section: lower part consisted of carbonaceous phyllite; carbonaceous slate inter-bedded calcareous chlorite schist, chlorite quartz schist and lens of crystal carbonate; the upper part consisted of biotitic quartz schist, andalusite-mica schist and bearing-carbon mica quartz schist. (Pt2zh22) medium section: carbonaceous slate, carbonaceous phyllite, banded carbonaceous quartzite, bearing-carbon quartzite, dark quartzite and tremolite, diopsidite as well as other stone rocks. The mineralized body all occurred in this member. (Pt2zh23) top section: mica quartz shist, carbonaceous mica quartz shist, carbonaceous phyllitic quartz shist.

The Zhaetaishan member III (Pt2zh3) bottom section: quartz shist, sheet quartzite. (Pt2zh32) top section: middle-thick quartzite inter-bedded thin quartzite.

The strata occur in monocline with the striking in southwest 220-260, dip to northwest 300-320 with the dip angle 30-89. The all faults took place after the mineralized body formed, which destroyed the bodies.

The mineralized body is hidden deposit with gossans and strictly controlled by the stratum. There are two mineralization zones found, No.3 mineralization zone and No.5 mineralization zone. No.3 zone situated in north of the property, which length is 500m and width 10-30m. in there the mineralized body 1-Cu-1 and 2-Zn-1, 3- Zn -2 were defined. No.5 zone situated in middle-south of the property with length 850m, width 10-40m, and mineralized body 4- Cu-2, 5 Zn-3 as well as 6 Zn-4 were defined.

The main minerals are chalcopyrite, galena, sphalerite and pyrite. The main gangue is quartz, calcite and chlorite.

Resources

No. 511 Brigade of Nonferrous Geological Exploration Bureau estimated and verified the resources of the property, and the estimate results are: the mined Cu ore 217,200 tons, Cu metal 1661.10ton. The accumulated total mineral (Cu + Zn) resource is 2.46 million tons.

The parameters used in estimate are shown as follows, it is determined based on the criterion of Copper, Lead, Zinc, Silver, Nickel and Molybdenum Exploration of China (T0214-2002).

Cu mineralized body: cut-off grade: low Cu ≥0.4%, minimum minable ≥1m and maximum band ≥2m.

Useful component accompany: Pd ≥0.2%, Zn≥ 0.4% and S≥ 1%.

Zn mineralized body: cut-off grade: Zn ≥ 1%, minimum minable ≥1m and maximum band ≥2m.

Useful component accompany: Cu ≥0.06%, Ag≥ 2g/t and S≥ 4%.

In general, the majority of resources with category 332 or higher can be converted into probable reserve once a proper feasibility study has been conducted. In the current case, as the economic cut-off grade of ore in the feasibility study is the same as the geological cut-off grade while not based on economic evaluation and mine design, the conversion simply can not be performed. As such, the reserve has to be treated as zero unfortunately. The company is now considering carrying out a proper feasibility study that will be in compliance with the guide 7 of AMEX.

Sampling, Analytical Procedures and Quality Control

The samples were taken by splitting the core into half which one half is collected as the sample, and other half was stored in core box. Sample length was usually 0.5m to 1.0 m and core recovery is over 75%.

Trenching samples were collected along 10cm wide and 5cm deep channels in fresh rock in the wall of adits and each sample was 1-2m in length.

Assaying of samples was completed in the laboratory of the No.511 Brigade of Nonferrous Geological Exploration Bureau and check by the Central Laboratory of Bureau of Geology Inner Mongolia. For copper and nickel assays, 9.5% of samples were sent for inner checking and 6.4% for external checking. The eligible rate of the checking samples was above 95%.

Potential for Further Exploration

In the mining process, two mining tunnels in 1390m and in 1350m level intercepted Cu-2 mineralized body and increased the control degree. If further exploration will conduct in the future, more mineral resources could be defined, such as drilling will upgrade part of the resources to Category 332. Underground exploration (associated mining operation) should upgrade the resource level, and disclose the extension the mineralization in depth.

Tianzhen Mining

China Shenzhou Mining & Resources, Inc has two prospecting licenses of Huayuan Copper Mine which includes three occurrences (Huayuan Copper Mine, Yangshugou Occurrence and Yangye Occurrence) and Jiangejier Pb-Zn Mine, held by Xinjiang Wuqia Tianzhen Mining Co Ltd.

Location, Access and Physiography

Huyuan property is located at Wuqia County in Xinjiang Autonomous Region of China and is 4 kilometers southwest of Kangsu Town, 116 kilometers northwest of Kashi city.

Figure 2-4: Index Map of Huayuan Copper Project

The property is defined by E74º56′23″ ~ 87º9’30” and N39º41’38”~39°42′02″, as well as the area covers 1.08km2 as shown in Figure 2-4. Access to the area is convenient by a simple road to Kangsu Town which connected Wuqia County through a highway way, and then a national highway to Kashi City, a major city in the region. The climate over the area is typical continent with rare precipitation and high evaporation. The topography is characterized by middle-high mountains with the elevations of 1900-2200m above the sea level.

Property Geology

The property is located in Kushiweike syncline of the Nantianshan boundary geotectogene and strata spread over the area consist of Paleocene to Pliocene strata which includes purple-red mud stone, silt stone and grey-yellow calcareous sand stone as well as grey-green granule-middle calcareous sand stone. Copper mineralization occurs in light grey granule-middle grain calcareous sand stone of which strike, dip and thickness are extremely different in different place.

The No. 2 Geological Brigade of the Bureau of Geology and Mining, Xinjiang Uygur Autonomous Region conducted a prospecting project during the period of April-June 2006. Mineralized bodyⅠ-1,Ⅰ-2 and Ⅰ-4, strike 75°-255° and dip to north at 17°-27° , were defined within a copper mineralization belt which numbered Mineralization Ⅰ in Huayuan area.

Mineralized body Ⅰ, Ⅱ-1, Ⅱ-2, Ⅱ-3, Ⅱ-4, Ⅱ-5 and Ⅱ-6 within two copper mineralization belt which numbered were defined in Yangshugou area.

In Yangye area, two copper mineralization belts were discovered which numbered Mineralization Ⅰ and Mineralization Ⅱ. Mineralized bodiesⅠ-1 andⅠ-2 were defined in mineralizationⅠ and mineralized bodyⅡ-1 and Ⅱ-2 were defined in mineralization Ⅱ, respectively.

Four mineralized bodies were defined in the Jiangejier Pb-Zn property. Main minerals are galena, sphalerite, chalcopyrite, malachite, pyrite, limonite and hematite. The main gangues are quartz, feldspar, calcite and chlorite.

The metallic minerals consist of malachite, cuprite, chalcocite and little natural copper and main gangue is quartz. This mineralized body can be determined as sedimentary type according to the present research.

Parameters for Resources Estimates

The parameters used in estimate are based on the criterion of Copper, Lead, Zinc, Silver, Nickel and Molybdenum Exploration of China (T0214-2002) and associated with the property practical condition. Cut-off grade of Cu used for resource estimate is 0.5% and minimum minable thickness is 1m with maximum band of 2m.

Sampling, Analytical Procedures and Quality Control

The samples were taken by splitting the core into half which one half is collected as the sample, and other half was stored in core box. Sample length was usually 0.5m to 1.5 m and core recovery is over 80%.

Samples were crushed by three stages of crushing, and then 0.5kg of each sample was pulverized to -160mesh, then 50g of each pulp was sent for assaying.

The assaying of samples was completed in the laboratory of the No.2 Geological Brigade of the Geological Exploration Bureau of Xinjiang Autonomous region, and checked by the Central Laboratory of Bureau of Xinjiang Autonomous Region. 9.5% of total samples were chosen for internal checking and 6.4% for external checking. The eligible rate of results of the checking samples is more than 95%.

Potential for Further Exploration

The potential to find economic copper deposits in the exploration permit is good due to the fact that mineralization belts were defined and fill-in drilling will upgrade some of the resources to Category 332 or to Category 331. If the drilling distribution is favourable, the extension of the mineralization maybe possible and there is potential to define extensions of mineralization.

Keyinbulake Cu-Zn Property

Location and Access

Keyinbulake Multi-Metal Property is located in Buerjin County of Aletai District, Xinjiang Autonomous Region in China. The Permit is defined by E 87º17′30″-87º9’30” and N 47º58′30” - 47º59′45” and covers 3.59 km2. It is 65km northwest of Aletai city, 20 km northeast of Buerjin County and is 26 km northeast of Dulaiti town. The highway from Aletai city to Dulaiti Town crosses the property so as access is convenient. Figure 2-5 indicates the general location of the property.

Figure 2-5 Index Map of Keyinbulake Multi-Metal Property

Property Geology

According to the previous exploration, some copper, znic and silver mineralization of medium to large size had been defined in Keyinbulake property. In the adjacent area of the permit, Ashele large copper deposit, Tiemuer Fe-Cu deposit and Keketale large Pb-Zn deposit had been defined in different time.

Property Geology

According to the previous exploration, there is a geological condition forming large or medium deposit of copper, zinc and silver in Keyinbulake property, based on the facts of ten mineralization zones prospected. Sulfured mineralized body intercepted by drilling in the deep and the chemical and physical abnormity existing. In the adjacent district, Ashele large copper deposit and Tiemuer Fe-Cu deposit as well as Keketale large Pb-Zn deposit was defined continually.

Mineral Resources

From previous exploration work, the mineral (copper-zinc) resources are 4.1435 million tons.

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

Qianzhen Mining conducts the operation by purchasing zinc, copper and/or lead ore from Qingshan Nonferrous Metal or other suppliers. The final products are in bulk. The transportation for the products is by means of truck. Table 2-5 shows the annual output and the concentrate average price of Qianzhen Mining in last three year.

Table 2-5: Annual output & concentrate average price in last three years of Qianzhen Mining

Year	Product	Ore output(t)	Concentrate(t)	Average price per year (USD $/t)
2004	Zn concentrate	56902.75	8596.19	474.23
2005	Zn concentrate	87175.17	12866.49	751.60
2006	Zn concentrate Pb concentrate	129548.00	13959.16 1219.77	2190.26 1117.10

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

The following table sets forth the quarterly average high and low bid prices per share for the common stock for the past two years:

	Common Stock
Fiscal Year Ended December 31, 2006	High	Low
First Quarter	$2.00	$0.06
Second Quarter	$2.00	$1.05
Third Quarter(1)	$9.00	$0.55
Fourth Quarter	$3.90	$2.20

	Common Stock
Fiscal Year Ended December 31, 2005	High	Low
First Quarter	$0.06	$0.04
Second Quarter	$0.06	$0.04
Third Quarter	$0.05	$0.04
Fourth Quarter	$0.07	$0.05

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

The Notes were issued pursuant to an Indenture, dated as of December 27, 2006, with the Bank of New York, as trustee. The Notes bear interest at 6.75% per annum (subject to increase in certain circumstances), payable semiannually, and has a maturity date of December 27, 2012.   At maturity, the Company will be required to repay the original principal amount of the Notes plus additional principal that accretes 5% per year (for a total of 30% additional principal at maturity).  The Notes are convertible at the option of the holders, at any time on or prior to maturity, into common shares of the Company at $3.20 per share (subject to adjustment in certain circumstances). The obligations under the Notes are secured by the common shares of the Company pledged under a Share Pledge Agreement among Citadel, Ms. Yu Xiao Jing and Mr. Xu Xue Ming, respectively, major shareholders of the Company, and the Bank of New York, as collateral agent. Pursuant to the Share Pledge Agreement, Ms. Yu and Mr. Xu have pledged 14,917,000 common shares and 1,870,000 common shares, respectively, owned by them, or approximately 79% of the issued and outstanding common shares of the Company.    The terms of the Notes are described further under “CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS - Convertible Notes”.

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

* The entities and individuals acted as the financial advisors of the Company in the reverse takeover and the ensuing financing transaction.

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

• Fluorite

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

• Copper, Lead and Zinc

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

Acquire More Mineral Properties

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

Allocation of initial purchase consideration (in thousands):

Net assets of Qingshan Metal as of April 12, 2006:

Extraction rights(Value beyond proven and probable reserves)	$1,149
Inventories	132
Property, plant and mining assets, net	457
Other current assets	90
Net assets	$1,828

Minority interest	(268)

Net book value of assets acquired and liabilities assumed	$1,560

Total purchase consideration	2,561

Goodwill	$1,001

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

Allocation of initial purchase consideration (in thousands):

Net assets of Xingzhen Mining as of April 28, 2006:

Extraction rights(Value beyond proven and probable reserves)	$3,475
Property, plant and mining assets, net	10
Bank balances and cash	122
Other receivables, deposits and prepayments	50
Other payables	(45)

Net assets	3,612

Minority interest	(26)

Net book value of assets acquired and liabilities assumed	3,586

Total purchase consideration	3,586
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

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2006 AS COMPARED TO YEAR ENDED DECEMBER 31, 2005

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

Property, Plant and Mine Development

Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives, which do not exceed the related estimated mine lives, of such facilities based on mineralized material.

Mineral exploration costs are expensed as incurred. When extraction rights are obtained from the government in accordance with mining industry practice in the PRC, costs incurred prospectively to develop the property are capitalized as incurred and are amortized using the units-of-production (“UOP”) method over the estimated life of the mineralized body based on estimated recoverable tons of mineralized material through the end of the period over which the Company has extraction rights. At the Company’s surface mines, these costs include costs to further delineate the mineralized body and remove overburden to initially expose the mineralized body. At the Company’s underground mines, these costs include the cost of building access ways, shaft sinking and access, lateral development, drift development, ramps and infrastructure development.

Major development costs incurred after the commencement of production are amortized using the UOP method based on estimated recoverable tons of mineralized material through the end of the period over which the Company has extraction rights. To the extent that these costs benefit the entire mineralized body, they are amortized over the estimated life of the mineralized body. Costs incurred to access specific mineralized blocks or areas that only provide benefit over the life of that area are amortized over the estimated life of that specific mineralized block or area.

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

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. This evaluation was done under the supervision and with the participation of our principal executive officer and principal financial officer. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treasury Commission. Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer have concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of U.S. GAAP as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered “material weaknesses”. The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

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

Summary Compensation Table

Name and Principal Underlying Positions	Year	Salary	Bonus	Option Awards	Stock Awards	All Other Compensation	Total
Xiaojing Yu, CEO	2006	$51,667	$0	—	—	—	$51,667
Xueming Xu, President	2006	$15,769	$0	—	—	—	$15,769
Helin Cui, Director and Vice President of Xiangzhen Mining	2006	$23,718	$0	—	—	—	$23,718
John W. Peters (1)	2006	$0	$0	—	—	—	$0

(1)	John W. Peters was president from January 1 to September 15 during 2006.

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

Date: April 2 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiaojing Yu	Chief Executive Officer	April 2, 2008
Xiaojing Yu	(Principal Executive Officer)

/s/ Steven Jiao	Chief Financial Officer	April 2, 20078
Steven Jiao	(Principal Financial and Accounting Officer)

/s/ Helin Cui	Director,	April 2, 2008
Helin Cui

/s/ Feng Bai	Director	April 2, 2008
Feng Bai

/s/ Xueming Xu	Director	April 2, 2008
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

/s/ GROBSTEIN, HORWATH & COMPANY LLP

Sherman Oaks, California
April 15, 2007, except for Note 33, as to which the date is October 10, 2007

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSO LIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31,	December 31,
	2006	2005
		(as restated)
ASSETS

Current assets:
Cash and cash equivalents	$18,932	$294
Available for sales securities - Margin Deposit	412	-
Accounts receivable, net	945	640
Refundable investment deposit	1,025	-
Other deposits and prepayments, net	4,115	153
Inventories	1,373	2,428
Due from related parties	71	-
Total current assets	26,873	3,515

Investment deposit	10,000	-
Property, machinery and mining assets, net	16,359	9,723
Deferred debt issuance costs	2,518	-
Deferred income tax assets	431	201
Goodwill	1,001	-
Total assets	57,182	13,439

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$625	$798
Warrants liability	1,030	-
Short term bank loans	2,668	3,348
Other payables and accruals	7,366	886
Taxes payable	572	422
Due to a director	212	9
Current liabilities	12,473	5,463
Convertible notes payable	26,989	-
Total liabilities	39,462	-
Minority interests	258	-

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Amounts in thousands, except share data)

	December 31,	December 31,
	2006	2005
		(as restated)
Commitments	-	-

STOCKHOLDERS’ EQUITY:
Common Stock, $0.001 par value:
Authorized - 50,000,000 shares (2005: 50,000,000 shares)
Issued and outstanding 21,297,700 shares (2005:17,687,000 shares)	$21	$18
Additional paid-in capital	13,865	6,319
PRC Statutory reserves	1,111	498
Accumulated comprehensive income	600	43
Retained earnings	1,865	1,098
Total stockholders’ equity	17,462	7,976
Total liabilities and stockholders’ equity	$57,182	$13,439

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

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the years ended
	December 31,
	2006	2005
		(as restated)
Cash flows from operating activities:
Net income	$1,380	$1,073
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	2	12
Depreciation and amortization	2,432	1,263
Fair value of shares issued to management as management bonus	2,972	-
Fair value of shares and option issued to financial advisors for advisory services	4,577	-
Impairment of fixed assets	455	-
Investment income	(90)	-
Deferred income tax benefits	(216)	(60)
Gain on disposal of fixed assets	(142)	-
Minority interests	(32)	-
Changes in operating assets and liabilities:	-	-
Accounts receivable	(308)	-
Deposits and prepayments	(3,823)	(58)
Inventories	1,187	(710)
Due from related companies	(71)	-
Accounts payable	(173)	(8)
Other payables and accruals	451	77
Taxes payable	150	386
Due to related parties	203	(13)
Net cash provided by operating activities	8,954	1,962

Cash flows from investing activities:
Proceeds from sale of property, machinery and mining assets	1,570	-
Purchases of property, machinery and equipment	(5,573)	(1,787)
Increase in investment deposits	(11,025)	-
Acquisition of subsidiaries, net of cash and cash equivalents acquired	(2,312)	-
Increase in available-for-sale securities - margin deposit	(322)	-
Net cash (used in) investing activities	(17,662)	(1,787)

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

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Amounts in thousands)

	Common Stock		Additional	PRC		Accumulated other	Total
	Number of Shares	Amount	paid-in capital	Statutory reserves	Retained earnings	comprehensive income	stockholders' equity
		(as restated)	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Balance at January 1, 2005 as restated	$17,687	$18	$6,319	$223	$300	$(32)	$6,828
Net income for the year ended December 31, 2005	-	-	-	-	1,073	-	1,073
Appropriation of PRC statutory reserves				275	(275)	-	-
Foreign currency translation adjustment	-	-	-	-	-	75	75

Balance at December 31, 2005 as restated	17,687	18	6,319	498	1,098	43	7,976
Original EPTI shareholders	1,298	1	(1)				-
Shares issued to financial advisors for advisory services at $2.9335 per share on September 15, 2006	1,300	1	3,813	-	-	-	3,814
Shares issued to management at $2.9335 per share on September 15, 2006	1,013	1	2,970	-	-	-	2,971
Issue of shares option to financial advisors	-	-	764	-	-	-	764
Net income for the year ended December 31, 2006	-	-	-	-	1,380	-	1,380
Appropriation of PRC statutory reserves	-	-	-	613	(613)	-	-
Foreign currency translation adjustment	-	-	-	-	-	557	557
Balance at December 31, 2006 as restated	$21,298	$21	$13,865	$1,111	$1,865	$600	$17,462

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

Property, plant and mining assets

Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives, which do not exceed the related estimated mine lives, of such facilities based on mineralized material through the end of the period over which the Company has extraction right.

Mineral exploration costs are expensed according to the term of license granted to the Company. Extraction rights are stated at the lower of cost and recoverable amount. When extraction right are obtained from the government in accordance with mining industry practice in the PRC, extraction rights and other costs incurred prospectively to develop the property are capitalized as incurred, and are amortized using the units-of-production (“UOP”) method over the estimated life of the mineralized body based on estimated recoverable volume in mineralized material through the end of the period over which the Company has extraction right. At the Company’s surface mines, these costs include costs to further delineate the mineralized body and remove overburden to initially expose the mineralized body. At the Company’s underground mines, these costs include the cost of building access ways, shaft sinking and access, lateral development, drift development, ramps and infrastructure development.

Major development costs incurred after the commencement of production are amortized using the UOP method based on estimated recoverable volume in mineralized material through the end of the period over which the Company has extraction right. To the extent that these costs benefit the entire mineralized body, they are amortized over the estimated life of the mineralized body. Costs incurred to access specific mineral blocks or areas that only provide benefit over the life of that area are amortized over the estimated life of that specific mineral block or area. Interest cost allocable to the cost of developing mining properties and to constructing new facilities, if any, is capitalized until assets are ready for their intended use.

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

The following tables show the impact of the adjustments to correct the above mentioned items on the Company’s consolidated financial statements for fiscal 2005:

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2005		Adjustments
(Amounts expressed in thousands)	As previously reported	Amount	No.	As restated
ASSETS
Current assets:
Cash and cash equivalents	$298	$(4)	(vi)	$294
Accounts receivable, net	865	(225)	(vi)(viii)	640
Other deposits and prepayment, net	503	(350)	(vi)(viii)	153
Inventories	2,117	311	(ii)	2,428
Total current assets	3,783	(268)		3,515

Property, machinery and mining assets, net	10,641	(918)	(i)	9,723
Deferred income tax assets	-	201	(iii)	201
Total assets	$14,424	$(985)		$13,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,157	(359)	(viii)	$798
Short term bank loans	3,393	(45)	(vi)	3,348
Other payable and accruals	610	276	(v)(vi)(viii)	886
Taxes payable	98	324	(iv)(vii)	422
Due to a director	-	9	(viii)	9
Total current liabilities	5,258	205		5,463

Stockholders’ equity
Common stock	6,515	(6,497)	(viii)	18
Additional paid-in capital	-	6,319	(viii)	6,319
PRC Statutory reserves	446	52	(viii)	498
Accumulated comprehensive income	9	34	(vi)	43
Retained earnings	2,196	(1,098)		1,098
Total stockholders’ equity	9,166	(1,190)		7,976

Total liabilities and stockholders’ equity	$14,424	$(985)		$13,439

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME		Adjustments
(Amounts expressed in thousands)	As previously reported	Amount	No.	As restated
Net revenue	$7,078	$(31)	(vi)	$7,047
Cost of sales	(3,958)	(334)	(ii)(viii)	(4,292)
Gross profit	3,120	(365)		2,755
Selling and distributive expenses	(429)	325	(vi)(viii)	(104)
General and administrative expenses	(1,002)	(127)	(vi)	(1,129)
Income from operations	1,689	(167)		1,522
Other expenses	-	(37)	(vi)	(37)
Interest expense	(357)	37	(v)	(320)
Other income	148	45	(vi)	193
Income before income taxes and minority interests	1,480	(122)		1,358
Provision for income taxes	(55)	(230)	(iii)(iv)(vii)	(285)
Net income	1,425	(352)		1,073
Other comprehensive income
Foreign currency translation adjustment	9	66	(vi)	75
Comprehensive income	$1,434	$(286)		$1,148

CONSOLIDATED STATEMENT OF CASH FLOWS		Adjustments
(Amounts expressed in thousands)	As previously reported	Amount	No.	As restated
Net cash provided by operating activities	$3,185	$(1,223)	(viii)	$1,962

Net cash used in investing activities	(3,076)	1,289	(viii)	(1,787)

Net cash used in financing activities	(342)	(54)	(viii)	(396)

Foreign currency translation adjustment	9	(17)	(viii)	(8)

Net decrease in cash and cash equivalents	$(224)	$(5)		$(229)

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

* The amount of approximately $1.409 million was paid as a down payment in April 2006. The remaining portion of $1.152 was subsequently settled on March 15, 2007 by issuing 284,810 shares of China Shen Zhou’s common shares at a market price of $4 per share.

The Company has allocated a portion of the purchase price amounting to $1,149,000 to extraction rights. The Company allocated purchase price to the extraction rights as value beyond proven and probable reserves by the use of probability-weighted, discounted cash flows based on the expected future production of mineralized material over the life of the mine.

Allocation of initial purchase consideration (in thousands):

	Book value	Fair value
Net assets of Qingshan Metal as of April 12, 2006:

Extraction rights(Value beyond proven and probable reserves	$-	$1,149
Inventories	132	132
Property, plant and mining assets, net	448	457
Other current assets	90	90

Net assets	$670	$1,828

Minority interest’s share of book value of net assets	(268)	(268)

Net assets acquired	$402	$1,560

Total purchase consideration		2,561

Goodwill		$1,001

Goodwill in the amount of $1,001,000 was fully assigned to the Qingshan reporting unit, which is a component of the nonferrous metals operating segment, and which has one operating mine. Management has determined that there is sufficient fair value in the reporting unit above proven and probable reserves and accordingly, no impairment of the goodwill has been recognized.

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

The Company has allocated a portion of the purchase price amounting to $3,475,000 to extraction rights. The Company allocated purchase price to the extraction rights as value beyond proven and probable reserves by the use of probability-weighted, discounted cash flows based on the expected future production of mineralized material over the life of the mine.

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

Allocation of initial purchase consideration (in thousands):

	Book value	Fair value
Net assets of Xingzhen Mining as of April 28, 2006:

Extraction rights(Value beyond proven and probable reserves)	$-	$3,475
Property, plant and mining assets, net	-	10
Bank balances and cash	122	122
Other receivables, deposits and prepayments	50	50
Other payables	(45)	(45)

Net assets	127	3,612

Minority interest’s share of book value of net assets	(26)	(26)

Net assets acquired	$101	3,586

Total purchase consideration		3,586

		$-

The above two acquisitions were significant to the Company. The significance tests indicate that Qingshan Metal does not meet the 20% threshold of significance and hence financial statements are not required. Xingzhen Mining’s income test exceeds 40%, so pursuant to Item 310(c)(3) of Regulation S-B, financial statements shall be furnished for the most recent fiscal year and any interim periods. However, Xingzhen was established in April 10,2006 so it does not have prior-year financial statements.

NOTE 10 AVAILABLE-FOR-SALE INVESTMENTS - MARGIN DEPOSITS

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

We primarily evaluate performance based on income before income taxes and excluding non-recurrent items.

During fiscal 2005 and 2006, as we operated in one single geographic region, China, no geographic information is presented.

The segment data presented below were prepared on the same basis as our consolidated financial statements.

Year ended December 31, 2006	Fluorite	Nonferrous metals	Consolidated

Segment revenue	$5,312	$17,121	$22,433
Inter-segment revenue	-	-	-
Revenue from external customers	$5,312	$17,121	$22,433

Segment (loss) profit	$(860)	$9,833	$8,973

Reverse takeover costs			(4,777)
Unallocated corporate expenses			(3,033)
Income before income taxes and minority interests			$1,163

Total segment assets	$11,798	$24,808	$36,606
Inter-segment receivables	-	(9,687)	(9,687)
	$11,798	$15,121	26,919
Investment deposit			10,000
Deferred debt issuance costs			2,518
Other unallocated corporate assets			17,745
			$57,182
Other segment information:
Depreciation and amortization	$1,082	$1,350	$2,432
Impairment of fixed assets	$455	$-	$455
Expenditure for segment assets	$3,211	$2,362	$5,573

Year ended December 31, 2005	Fluorite	Nonferrous metals	Consolidated

Total segment revenue	$2,267	$4,780	$7,047
Inter-segment revenue	-	-	-
Revenue from external customers	$2,267	$4,780	$7,047

Segment (loss) profit	$(135)	$1,493	$1,358

Income before income taxes and minority interests			$1,358

Total segment assets	$8,857	$6,229	$15,086
Inter-segment receivables	(25)	(1,622)	(1,647)
	$8,832	$4,607	13,439
Other segment information:
Depreciation and amortization	$603	$660	$1,263
Expenditure for segment assets	$464	$1,323	$1,787

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