Form 10QSB/A
period 2007-09-30
CHINA SHEN ZHOU MINING & RESOURCES, INC.
filed 2008-04-02
CIK 790024

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

China Shen Zhou Mining & Resources, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data )

	September 30, 2007	December 31, 2006
	Unaudited	Audited
ASSETS

Current assets:
Cash and cash equivalents	$3,185	$18,932
Available for sale securities	-	412
Accounts receivable, net	2,968	945
Investment deposits	-	1,025
Other deposits and prepayments, net	3,032	4,115
Inventories	1,602	1,373
Due from related parties	918	71
Total current assets	11,705	26,873

Investment deposits	10,000	10,000
Property, machinery and mining assets, net	31,801	16,359
Deferred debt issuance costs	2,273	2,518
Deferred income tax assets	589	431
Goodwill	1,001	1,001

Total assets	$57,369	$57,182

The accompanying notes are an integral part of these consolidated financial statements.

China Shen Zhou Mining & Resources, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,450	$625
Warrants liability	791	1,030
Short term bank loans	1,443	2,668
Other payables and accruals	2,397	7,366
Taxes payable	381	572
Due to a director	240	212
Total current liabilities	6,702	12,473

Convertible notes payable	20,439	26,989
Total liabilities	27,141	39,462
Minority interests	261	258

Commitments

STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value:
Authorized shares – 50,000,000
Issued and outstanding – 22,215,420 shares (September 30, 2007) and 21,297,700 shares (December 31, 2006)	22	21
Additional paid-in capital	25,251	13,865
PRC Statutory reserves	1,124	1,111
Accumulated comprehensive income	1,494	600
Retained earnings	2,076	1,865
Total stockholders’ equity	29,967	17,462
Total liabilities and stockholders’ equity	$57,369	$57,182

The accompanying notes are an integral part of these consolidated financial statements.

China Shen Zhou Mining & Resources, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited )

	For the Three Months Ended		For the Nine Months Ended
	9/30/2007	9/30/2006	9/30/2007	9/30/2006

REVENUES	$4,391	$6,715	$12,267	$14,390
Less: Cost of Goods Sold	(2,484)	(3,294)	(5,420)	(6,275)
Gross Profit	1,907	3,421	6,847	8,115
OPERATING EXPENSES
Selling and distribution expenses	72	73	207	150
General and administrative expenses	1,674	4,318	4,095	5,091
Total Operating Expenses	1,746	4,391	4,302	5,241
Income (loss) from Operations	161	(970)	2,545	2,874
Reverse takeover costs	-	(4,777)	-	(4,777)
Other Income (Expenses)
Interest expense	(144)	(73)	(2,489)	(202)
Other expense	(16)	(26)	(149)	(57)
Other income	176	28	291	42
Net Income (loss) Before Income Taxes and Minority Interests	177	(5,818)	198	(2,120)
Minority Interests	(15)	21	(6)	24
Less: Provision for Income Taxes	(47)	70	32	94
Net income (loss)	115	(5,727)	224	(2,002)
Other comprehensive income
Foreign currency translation adjustments	306	128	894	359
Comprehensive income	$421	$(5,599)	$1,118	$(1,643)
Earning per common share
Basic	$0.005	$(0.270)	$0.010	$(0.094)
Diluted	$0.007	$(0.270)	$0.078	$(0.094)
weighted average number of common shares outstanding
Basic	22,155	21,217	21,872	21,217
Diluted	36,186	-	35,904	-

The accompanying notes are an integral part of these consolidated financial statements.

China Shen Zhou Mining & Resources, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
and Comprehensive Income
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional	PRC		Accumulated other	Total
	Number of Shares	Amount	paid-in capital	Statutory reserves	Retained earning	comprehensive income	stockholders' equity

Balance at January 1, 2007	21,298	$21	$13,865	$1,111	$1,865	$600	$17,462
Issuance of shares for acquisitions	917	1	3,670	-	-	-	3,671
Discount of issuing the convertible notes	-	-	7,716	-	-	-	7.716
Net income for the nine months ended September 30, 2007	-	-	-	-	224	-	224
Appropriation of PRC statutory reserves	-	-	-	13	(13)	-	-
Foreign currency translation adjustment	-	-	-	-	-	894	894
Balance at September 30, 2007	22,215	$22	$25,251	$1,124	$2,076	$1,494	$29,967
Balance at January 1, 2006	17,687	$18	$6,319	$498	$1,098	$43	$7,976
Original EPTI shareholders	1,298	1	(1)	-	-	-	-
Shares issued to financial advisors for advisory services at $2.9335 per share on September 15, 2006	1,300	1	3,812	-	-	-	3,813
Shares issued to management at $2.9335 per share on September 15, 2006	1,013	1	2,971	-	-	-	2,972
Issue of share options to financial advisors	-	-	764	-	-	-	764
Net income for the year ended December 31, 2006	-	-	-	-	1,380	-	1,380
Appropriation of PRC statutory reserves	-	-	-	613	(613)	-	-
Foreign currency translation adjustment	-	-	-	-	-	557	557
Balance at December 31, 2006	21,298	$21	$13,865	$1,111	$1,865	$600	$17,462

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

China Shen Zhou Mining & Resources, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 7   INVESTMENT DEPOSITS

			September 30, 2007	December 31, 2006
			(In thousands)	(In thousands)

Non-refundable deposits in connection with the acquisition of Tun Lin Limited Liability Company	(a	)	$10,000	$10,000
Refundable deposits in connection with an abandoned acquisition	(b	)	-	1,025
			10,000	11,025
Less: Current portion			-	(1,025)
Non-current portion			$10,000	$10,000

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

NOTE 8   DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following:

			September 30, 2007	December 31, 2006
			(In thousands)	(In thousands)

Prepayments and advances	(a	)	$2,475	$2,976
Tax recoverable	(b	)	-	75
Other receivables	(c	)	557	1,064

			$3,032	$4,115

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

NOTE 11  DEFERRED FINANCING COSTS - DISCOUNT OF ISSUING CONVERTIBLE NOTES

Deferred financing cost is a discount for the change of conversion price.  In accordance to Second Supplemental Indenture, the price at which Notes may be converted into Conversion Shares changed from US$3.20 to US$2.25 per Conversion Share.  Deferred financing cost should be recognized on the effective date of the Second Supplemental Indenture, i.e. September 28, 2007, and be amortized from September 28, 2007 to the maturity date. Deferred financing cost is a discount for the change of conversion price.  In accordance to Second Supplemental Indenture, the price at which Notes may be converted into Conversion Shares changed from US$3.20 to US$2.25 per Conversion Share.  Deferred financing cost should be recognized as a direct reduction of the face amount of the Notes on the effective date of the Second Supplemental Indenture, i.e. September 28, 2007, and be amortized from September 28, 2007 to the maturity date.

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

China Shen Zhou Mining & Resources, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 13  SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:

	September 30, 2007	December 31, 2006
	(in thousands)	(in thousands)

5.4% note payable to Ministry of Finance of Siziwanqi, (located at Wulanchabu City, Inner-Mongolia province of the PRC) repayable on demand, with interest due on the 20th day of each quarter	$112	$108

7.812% note payable to Industrial and Commercial Bank of China, Siziwangqi Branch matured on November 29, 2007 but early repaid during the first quarter of 2007, with interest due on the 20th day of each quarter, secured by machinery of $2,086,501	-	191

8.928% note payable to Baiyin Credit Union matures on November 24, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by assets of $1,600,922 and guaranteed by Xiangzhen	798	1,281

7.056% note payable to Baiyin Credit Union matures on December 26, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by personal assets of a director of the Company	80	-

7.056% note payable to Baiyin Credit Union matured on December 26, 2007 but early repaid in the first quarter of 2007, with interest due on the 20th day of each quarter, secured by personal assets of the Company’s CEO	-	77

7.524% note payable to Baiyin Credit Union matures on August 18, 2008, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by personal assets of the Company’s CEO	107	102

7.056% note payable to Baiyin Credit Union matured on February 28, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by personal assets of the Company’s CEO	-	51

8.928% note payable to Baiyin Credit Union matured on February 28, 2007 with interest due on the 20th day of each quarter and principal due at date of maturity, secured by mineral reserve and guaranteed by Qianzhen	-	256

8.928% note payable to Baiyin Credit Union matured on February 22, 2007 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen	-	192

9.648% note payable to Baiyin Credit Union matures on November 17, 2007 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen	200	-

China Shen Zhou Mining & Resources, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 13   SHORT-TERM BANK LOANS (Continued)

	September 30, 2007	December 31, 2006
	(in thousands)	(in thousands)

9.36% note payable to Credit Union of Silver City matured on March 6, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen	$-	$102

8.928% note payable to Baiyin Credit Union matured on February 28, 2007 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen	-	90

8.928% note payable to Baiyin Credit Union matured on February 22, 2007 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen	-	90

9.36% note payable to Credit Union of Silver City matured on March 13, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen	-	128

9.648% note payable to Credit Union of Silver City matures on November 17, 2007, with interest due on 20th day of each quarter and principal due at the date of maturity, guaranteed by Qianzhen	93	-

7.056% note payable to Credit Union of Silver City matures on February 28, 2008, with interest due on 20th day of each quarter and principal due at the date of maturity, guaranteed by a third party	53	-

Total	$1,443	$2,668

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

We primarily evaluate performance based on income before income taxes and excluding non-recurrent items.

During fiscal 2006 and the first three quarters of 2007, we operated in one single geographic region, China; no geographic information is presented.

The segment data presented below was prepared on the same basis as our consolidated financial statements.

For the Nine Months Ended September 30, 2007	Fluorite	Nonferrous metals	Consolidated

Segment revenue	$5,066	$7,201	$12,267
Inter-segment revenue	-	-	-
Revenue from external customers	$5,066	$7,201	$12,267

Segment profit	$1,430	$1,996	$3,426

Unallocated corporate expenses			(3,228)
Income before income taxes and minority interests			$198

Total segment assets	$31,319	$35,649	$66,968
Inter-segment receivables	(11,785)	(12,961)	(24,746)
	$19,534	$22,688	42,222
Investment deposit			10,000
Deferred financing cost			7,708
Deferred debt issuance costs			2,273
Other unallocated corporate assets			2,874
			$65,077
Other segment information:
Depreciation and amortization	$537	$939	$1,476
Expenditure for segment assets	$8,300	$7,507	$15,807

China Shen Zhou Mining & Resources, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 22     SEGMENT INFOMATION (Continued)

For the Nine Months Ended September 30, 2006	Fluorite	Nonferrous metals	Consolidated

Segment revenue	$4,444	$9,946	$14,390
Inter-segment revenue	-	-	-
Revenue from external customers	$4,444	$9,946	$14,390

Segment profit	$489	$5,140	$5,629

Reverse takeover costs			(4,777)
Unallocated corporate expenses			(2,972)
Income (loss) before income taxes and minority interests			$(2,120)

Total segment assets	$11,654	$19,764	$31,418
Inter-segment receivables	(26)	(4,314)	(4,340)
	$11,628	$15,450	27,078
Investment deposit
Deferred debt issuance costs
Other unallocated corporate assets			$11
			$27,089
Other segment information:
Depreciation and amortization	$772	$723	$1,495
Impairment of fixed assets	$455	$-	$455
Expenditure for segment assets	$720	$3,129	$3,849

NOTE 24   SUBSEQUENT EVENTS

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

The Huayuan, Yangye and Yangshugou copper mines own three properties situated in the same district with one prospecting license.. We expect that there is a possibility of finding more and higher category mineral resources in this area. Once the mining license is issued, a general exploration program will be launched to upgrade the resource category and define the extensions of mineralization by drilling and tunneling.  The budget for this program is shown in Table 1-1.

Table 1-1: Exploration budget for Huayuan, Yangye and Yangshugou Properties

	Item	Unit	Quantity	Budget (USD)	Budget (RMB)
1	Drilling	m	200	$26,000	Ұ	200,000
2	Tunnel	m	1783.2	$154,708	Ұ	1,175,784

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

Table 1-2: Exploration budget for Jiangejier Property

	Item	Unit	Quantity	Budget (USD)	Budget (RMB)
1	Drilling	m	2700	$25,000	Ұ	3,000,000
2	Tunnel	m	500	$130,000	Ұ	1,000,000

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

(c)  Acquire More Mineral Properties

To increase our potential reserve and insure supply to our processing facilities, we plan to acquire domestic and foreign large-scale mines when the right opportunity arises in order to expand rapidly in the short term.  The Company is in the process of acquiring a gold-copper mine in Kyrgyzstan.  We also expect to acquire additional nonferrous metal mines domestically which have good conditions and possess all necessary governmental licenses.

(d) Expand into Down Stream Chemical Industry

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

Allocation of initial purchase consideration (in thousands):

	Book value	Fair value
Net assets of Qingshan Metal as of April 12, 2006:

Extraction rights(Value beyond proven and probable reserves)	$-	$1,149
Inventories	132	132
Property, plant and mining assets, net	448	457
Other current assets	90	90

Net assets	$670	$1,828

Minority interest’s share of book value of net assets	(268)	(268)

Net assets acquired	$402	$1,560

Total purchase consideration	-	2,561

Goodwill	$-	$1,001

Goodwill in the amount of $1,001,000 was fully assigned to the Qingshan reporting unit, which is a component of the nonferrous metals operating segment, and which has one operating mine. Management has determined that there is sufficient fair value in the reporting unit beyond proven and probable reserves and accordingly, no impairment of the goodwill has been recognized.

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

Allocation of initial purchase consideration (in thousands):

	Book value	Fair value
Net assets of Xingzhen Mining as of April 28, 2006:

Extraction rights (Value beyond proven and provable reserves)	$-	$3,475
Property, plant and mining assets, net	-	10
Bank balances and cash	122	122
Other receivables, deposits and prepayments	50	50
Other payables	(45)	(45)

Net assets	127	3,612

Minority interest’s share of book value of net assets	(26)	(26)

Net assets acquired	$101	$3,586

Total purchase consideration	-	3,586

Goodwill	$-	$-

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

SEGMENT PERFORMANCE ANALYSIS - NINE MONTHS ENDED SEPTEMBER 30, 2007 AS
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

Mineral exploration costs are expensed as incurred. When extraction rights are obtained from the government in accordance with mining industry practice in the PRC, costs incurred prospectively to develop the property are capitalized as incurred and are amortized using the units-of-production (“UOP”) method over the estimated life of the mineralized material based on estimated recoverable tons in mineralized material through the end of the period over which the Company has extraction rights. At the Company’s surface mines, these costs include costs to further delineate the mineralized material and remove overburden to initially expose the mineralized material. At the Company’s underground mines, these costs include the cost of building access ways, shaft sinking and access, lateral development, drift development, ramps and infrastructure development.

Major development costs incurred after the commencement of production are amortized using the UOP method based on estimated recoverable mineralized material through the end of the period over which the Company has extraction rights. To the extent that these costs benefit the entire mineralized body, they are amortized over the estimated life of the mineralized material. Costs incurred to access specific mineral blocks or areas that only provide benefit over the life of that area are amortized over the estimated life of that specific mineral block or area.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Quarterly Report on Form 10-QSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Beijing, on April 2, 2008.

Date: April 2, 2008	CHINA SHEN ZHOU MINING & RESOURCES, INC.

	By:	/s/ Xiaojing Yu
Xiaojing Yu, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven Jiao
Steven Jiao, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)