Form 10KSB
period 2007-12-31
CHINA SHEN ZHOU MINING & RESOURCES, INC.
filed 2008-04-14
CIK 790024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. ☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

The Issuer’s revenue for its most recent fiscal year was $14,351,000.

As of March 20, 2008, 22,214,514 shares of the Issuer’s $0.001 par value common stock were outstanding and the aggregate market value of the shares held by non-affiliates was approximately $18,165,289 based upon a closing bid price on March 20, 2008 of $4.42 per share of common stock on the American Stock Exchange.

Transitional Small Business Disclosure Format (check one)   Yes ☐  No ☒

TABLE OF CONTENTS

PART I
ITEM 1.	DESCRIPTION OF BUSINESS	1
Corporate History		1
Our Industry		2
Current Business Operations		2
Description of Products		3
Sales and Marketing		4
Our Major Customers		4
Competition		4
Business Strategies		5
Expansion of Production Capacity to Meet Demand		5
Increased Exploration Activities		6
Acquire More Mineral Resources		7
Expand into Down Stream Chemical Business		7
Competitive Advantages		7
Government Regulation		8
Employees		9
Risk Factors		9
ITEM 2.	DESCRIPTION OF PROPERTY	20
General		20
Sumochaganaobao Fluorite Mine (Production Stage)		22
The Kuru-Tegerek Cu-Au Mine (Under Development)		26
Mining Site No. 2 of Qingxing Copper Mine, in production Stage (Qingshan Metal)		29
Keyinbulake Cu-Zn Property in development stage (Xingzhen Mining)		31
Qianzhen Mining		33
ITEM 3.	LEGAL PROCEEDINGS	34
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	34
PART II
ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES	34
Equity Compensation Plan Information		37
ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	38
Expansion of Production Capacity to Meet Demand		38
Acquire More Mineral Resources		40
Expand into Down Stream Chemical Business		40

-i-

ITEM 7.	FINANCIAL STATEMENTS	48
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	49
ITEM 8A.	CONTROLS AND PROCEDURES	49
ITEM 8B.	OTHER INFORMATION	51
PART III
ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	51
Involvement in Certain Legal Proceedings		53
Compliance with Section 16(a) of the Securities Exchange Act of 1934		54
Code of Ethics		55
Director Nominees Recommended by Stockholders		55
Board Composition; Audit Committee and Financial Expert		55
ITEM 10.	EXECUTIVE COMPENSATION	55
Outstanding Equity Awards at Fiscal Year-End		56
Director Compensation		57
Retirement, Post-Termination and Change in Control		57
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	57
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.	58
ITEM 13.	EXHIBITS	59
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	60

-ii-

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

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

AFMG owns all of the registered capital of Inner Mongolia Wulatehouqi Qianzhen Ore Processing Co., Ltd. (“Qianzhen Mining”), a limited liability company organized in the PRC.   Qianzhen Mining holds 68% of the registered capital of Inner Mongolia Xiangzhen Mining Group Co., Ltd., a limited liability company organized in the PRC (“Xiangzhen Mining”), with the remaining 32% of the registered capital of Xiangzhen Mining being held by AFMG, thus effectively making Xiangzhen Mining a wholly-owned subsidiary of AFMG. The percentage of ownership interest in Xiangzhen Mining by AFMG and Qianzhen Mining changed from 67% and 33% in 2006 to 68% and 32% in 2007, respectively, due to additional investment into Xiangzhen Mining by AFMG and Qianzhen Mining. Xiangzhen Mining also holds 100% of the registered capital of Tun-Lin Limited Liability Company (“Tun-Lin”), which is a Kyrgyz Republic registered company, which in turn owns 100% of Kichi Chaarat Closed Stock Company.  Qianzhen Mining owns 60% of Wulatehouqi Qingshan Nonferrous Metal Development Co., Ltd. (“Qingshan Metal”). The other 40% of Qingshan Metal is owned by several individual shareholders. Xiangzhen Mining owns 90% of Xinjiang Buerjin County Xingzhen Mining Co., Ltd. (“Xingzhen Mining”). The other 10% is owned by Xinjiang Tianxiang New Technology Development Co., Ltd.

In December 2007, the company disposed one of its subsidiaries, Tianzhen Mining, an exploration stage company located in Wuqia County, Xinjiang Uygur Autonomous Region.

The table below illustrates the corporate structure of the Company:

Our common stock is listed on the American Stock Exchange under the symbol “SHZ.”

Our executive offices are located at No. 166 Fushi Road, Zeyang Tower, Suite 305 Shijingshan District, Beijing, China 100043. Our telephone number is 86-010-88906927.

Our Industry

Our primary business activity is mining, processing and distributing fluorite ores and processed fluorite powder, copper, zinc, lead, and other mineral concentrates. Along with China’s modernization drive, its economy has witnessed significant growth in the past three decades, which brought about a rapid growth in its manufacturing capacity. Moreover, due to its investment environment and cheap labor, China has attracted many manufacturers from developed countries. The increasing industrial capacity of China has caused, and is anticipated to cause, a high level of demand for industrial raw materials including fluorite and nonferrous metals.

Fluorite is mainly used by the steel industry as a melting agent and the fluorite chemical industry to manufacture hydrofluoric acid, a widely used raw material for the chemical industry. With a rapid growth of the steel industry and the chemical industry in China, the demand for fluorite and nonferrous metals has increased significantly. China produced 2.9  million metric tons of fluorite ore in 2005, 3.0 million metric tons in 2006 and 3.85 million metric tons in 2007.　In 2007, about 84.4% of the annual output was for domestic consumption and 15.6% for export, according to the information published in the papers of the China Fluorite Conference of Xining and based on the estimates by China’s Fluorite Industry Association. In 2010 the demand is expected to increase from 1.94 million to 2.25 million metric tons. In recent years, large exports of fluorite and hydrofluoric acid have depleted fluorite resources in China. In order to protect fluorite reserves, the Chinese government instituted an export quota system in 2001.

We anticipate the fluorite markets will provide excellent opportunities for us to grow.

Current Business Operations

Our primary business activity is mining, processing and distributing fluorite ore, zinc, copper, lead, and other mineral products. All of our business is conducted through our China-based subsidiaries. We operate mines in the Inner Mongolia Autonomous Region and Xinjiang Uygur Autonomous Region, which are known for their rich reserves of high-grade minerals of fluorite, copper, lead and zinc.  Regional human resources of general labor and specialized professional mining teams are available to us at a low cost.  We maintain good relationships with the local governments by providing employment opportunities to the people and tax revenues to the government.  We have also achieved good and stable long term cooperative relationships with several large-scale domestic steel, nonferrous refining and chemical enterprises after years of experience and relationships in the mineral markets.  Such relationships combined with the large resources available on hand provide the Company with a competitive advantage over others in the same industry.

The following table summarizes the business activities of AFMG’s subsidiaries:

Subsidiaries	Current Business Activities

Qianzhen Mining	Engage mainly in the processing of zinc-lead ore
Xiangzhen Mining	Engage in the extraction and processing of fluorite ore
Xingzhen Mining	Engage mainly in exploration and development of zinc-copper mine
Qingshan Metal	Engage mainly in the extraction of copper-zinc ore, some processing
Tun-Lin Kichi Chaarat	Holding company of Kichi Chaarat Engage in the development of Kichi Chaarat gold and copper deposit

  Description of Products

Fluorite:

We extract and process fluorite ores or fluorspar in northern Inner Mongolia. In 2007, we extracted a total amount of 109,000 metric tons of fluorite ores. Two final products are derived from extraction and processing of fluorites: high grade fluorite ores with a purity of above 75% CaF2 and refined fluorite powder with a purity of greater than 97% CaF2. The high grade fluorite ores, selected directly from the mined ores, are sold to steel making companies to be used as a melting agent in steel making. The refined fluorite powder is a key upstream material for the manufacture of fluorine compounds by the fluorine chemical industry. In 2007, we produced approximately 53,000 metric tons of high grade fluorite ores and sold 48,000 metric tons with total sales of approximately US$3.6 million, accounting for approximately 55% of the revenues from our fluorite business. . In 2007, we also processed 46,100 metric tons of fluorite ores and produced 22,400 metric tons of refined fluorite powder and sold 23,300 metric tons for approximately US$ 3 million, accounting for approximately 45% of our revenues from our fluorite business.

Nonferrous:

We extract and process zinc, copper and lead ores in central part of Inner Mongolia and north west part of Xinjiang Uyur Autonomous Region. Our final products are zinc concentrate, copper concentrate and lead concentrate which are sold to metallurgical companies which in turn refine them into zinc, copper and lead ingots.

In 2007, we produced zinc, lead and copper concentrates equivalent to 2,649 metric tons of zinc metal, 463 metric tons of lead metal and 143 metric tons of copper metal and sold zinc, lead and copper concentrates equivalent to 2,693 metric tons of zinc metal, 512 metric tons of lead metal and 131 metric tons of copper metal, accounting for approximately 79%, 9% and 12% respectively of our total revenues from our nonferrous business of approximately $7.7 million..

Sales and Marketing

Currently, we do not have any marketing staff. We have maintained long term and good relationships with our customers, who send their orders to us, usually with cash paid in advance. Our in-house sales staff then try to fill these orders based on our actual production level and then deliver the products to our customers through railway or trucks. We expect these relationships with our customer to continue because we believe that the demand for mineral products will remain strong for the foreseeable future.

Major Supplier

During the year 2007, Wulatehouqi Zijin Mining Co., Ltd. was the only supplier of Qianzhen Mining’s zinc-lead ores for its processing operations. In 2007, Qianzhen Mining purchased approximately 42,000 metric tons of zinc-lead ores at an average price of $34.4 per ton, which is considerably higher than the fixed price of $7.9 per ton in 2006 due to tight market demand for zinc-lead ores.

In 2007, Qingshan Metal, one of the Company’s subsidiaries, supplied 35,000 metric tons of copper ores to Qianzhen Mining to supplement its remaining requirements for raw material. In 2007, Qingshan applied to the local government to increase the licensed area of extraction and the permit for exploration in potential areas and the management believes Qingshan may be able to meet Qianzhen Mining’s raw material requirements for its processing business in the future.

Our Major Customers

In 2007, our revenues from our fluorite business and nonferrous business were $6.6 million and $7.7 million, respectively.

The following table shows our major customers (5% or more) for our nonferrous business as of December 31, 2007:

Number	Customer	Revenue* ($1,000)	Percentage (%)
1	Wulatehouqi Zijin Mining Co., Ltd.	3,465	44%
2	Baiyin Nonferrous Metals Company	3,181	41%
3	Zhixin Sales Company Ltd	710	9%
TOTAL			94%
*The total revenue from our nonferrous segment is $7.7 million

The following table shows our major customers (5% or more) for our fluorite business as of December 31, 2007:

Number	Customer	Revenue* ($1,000)	Percentage (%)
1	Jinhe Chemical Industry Co., Ltd.	2,606	39%
2	Taiyuan Iron and Steel Co., Ltd.	1,357	21%
3	Laiwu Steel Co.,Ltd	952	14%
4	Inner Mongolia Huadesanli Trading Co.	727	11%
TOTAL			85%

* Total revenue from our fluorite segment is $6.6 million.

Competition

Rapid industrialization and development in China have been the main drivers for its increase in non ferrous metal and fluorite consumption. In the current markets for nonferrous metals and fluorite, demand in general exceeds supply. In the near term, we do not foresee any difficulty in selling our products and therefore we do not expect to devote large financial resources to sales and promotion. Our competitors mainly are similar companies in China.

Our main competitors in the fluorite business are:

•	Jiangxi Yingpeng Mining Co., Ltd., which produced 120,000 metric tons of fluorite ore and 120,000 metric tons of fluorite powder in 2007.

•	Shandong Hongxing Fluorite Co., Ltd., which produced 110,000 metric tons of fluorite ore and 30,000 metric tons of fluorite powder in 2007.

•	Gansu Gaotai Hongyuan Mining Co., Ltd., which produced 60,000 metric tons of fluorite ore and 20,000 metric tons of fluorite powder in 2007.

•	Henan Tongbai Yinhe Mining Co., Ltd., which produced 40,000 metric tons of fluorite and 5,000 metric tons of fluorite powder in 2007.

Our competitors in the zinc, lead and copper concentrates are local mining companies such as Inner Mongolia Wulatehouqi Huogeqi Copper Mine (Huogeqi Mining) and Dongshengmiao Mining Industry Co, Ltd, (Dongshengmiao Mining). Our production volume in zinc, lead and copper concentrates are relatively small compared to these local mining companies. As the demand for non ferrous metal concentrate exceeds the supply, we should have no difficult in selling our products.

Competitor	Capacity

Huogeqi Mining Dongshengmiao Mining Wancheng Trading Co.,Ltd	1,000,000 metric tons of extracting and ore processing capacity 600,000 metric tons of extracting and ore processing capacity 400,000 metric tons of extracting and ore processing capacity

Business Strategy

Expansion of Production Capacity to Meet Demand

▼ Fluorite

We extracted approximately 109,000 metric tons of fluorite ores in 2007. In early 2006, we started a 300,000 metric ton fluorite ore project at Xiangzhen Mining, which was completed in November 2007. In 2008, we expect to extract 210,000 metric tons of fluorite ores. In 2008, this project is expected to reach 70% of its designed annual capacity and from 2009 onward, we expect to increase our extraction capacity to 300,000 metric tons of fluorite ores per year.

We produced approximately 22,400 metric tons of refined fluorite powder in 2007. In early 2006, we started to build a 200,000 metric ton/year fluorite ore processing plant at the mine site. The new processing plant was completed and went into trial production in November 2007. In 2008, this project is expected to reach 70% of its designed annual capacity and produce 70,000 metric tons of fluorite powder. After reaching its full capacity in 2009, we expect to produce approximately 100,000 metric tons of refined fluorite powder per year.

▼Zinc, Copper and Lead

In 2007, Qianzhen Mining purchased approximately 42,000 metric tons of zinc-lead ore and processed 66,300 metric tons of ore into zinc concentrate equivalent to 2,567 metric tons of zinc metal and 310 metric tons of lead metal. Due to its dependence on a third party supplier of ores for processing, Qianzhen Mining’s operation was materially impacted by an insufficient amount of ore supply and increased purchase cost.

In 2007, Qingshan Metal extracted 59,000 metric tons of copper ores and processed copper concentrate equivalent to 71 metric tons of copper metal and supplied an additional 35,000 metric tons of copper ore to Qianzhen Mining. In the third quarter of 2007, Qingshan Metal stopped its processing operation and began to supply Qianzhen copper ore for its processing operation. In 2008, Qingshan Metal plans to expand its extracting capacity by increasing its investment in mine development and after completion expects to extract approximately 70,000-100,000 metric tons of copper and zinc ore per year, which will be supplied to Qianzhen Mining for processing.

In July 2006, Xingzhen Mining started to build a 200,000 metric ton/year zinc-copper ore mining and processing project at Keyinbulake Multi-Metal Mine in Buerjin County, Aletal Zone, Xinjiang Uygur Autonomous Region. This project is expected to go into production in the first half of 2008 and is expected to produce approximately 100,000 metric tons of zinc and copper ores and process them into concentrates equivalent to 4,000 metric tons of zinc metal and 400 tons of copper metal in 2008.

In November 2007, We completed the acquisition of Tun-Lin Co. Ltd, a company that exists under the law of the Republic of Kyrgyzstan, which owns the 100% of the equity in Kichi Chaarat, whose major asset is the subsoil use right for (i) mining for gold, copper and other metals within the Kuru-Tegerek licensed area; and (ii) exploration for gold, copper and other metals within the Kuru-Tegerek licensed area. The purpose of the acquisition was to enable the Company to explore, develop and mine the potential reserves of the Kuru-Tegerek licensed area. In 2008, the Company will complete a development plan for the Kichi Chaarat deposit and start construction of a mining facility. The Company will also engage in more explorations of the licensed areas and conduct further a feasibility study that will broaden our base of reserves at the Kichi Chaarat deposit.

Increased Exploration Activities

ü	Keyinbulake Cu-Zn Mine

Following the exploration in 2007, further exploration activities are planned in 2008 in the southern and northern parts of Keyinbulake Cu-Zn Mine. The exploration details are scheduled as follows:

Table1-3: Exploration Program for Keyinbulake Property

Item	Method	Unit	Quantity
Geology	Mapping and comprehensive study	-	-

	Surface scanning	km2	15
Geophysical	Depth measuring by induced polarization method	point	50
prospecting	“Mise—a—la—masse” method	km2	1
	TEM	km2	1

Drilling	Inclined hole	m	5000

Trenching	-	m3	6000

Assaying	Sampling and test	-	-

The abovementioned exploration activities shall be completed by a Geophysical Prospecting Team of Xinjiang Nonferrous Geophysical Prospecting Bureau at the end of August 2008 with a total budget of approximately $1.2 million, which will be funded by the Company.

ü	Kichi Chaarat Copper and Gold Mine

We have the program to conduct the exploration by the local geological service company in the region of Kuru-Tegerek in Kyrgyz. The exploration details are scheduled as follows:

Item	Unit	Quantity	Remark
Geology	km	20	mapping
Trenching	m3	400
Drilling	m	400
Assaying	piece	800

The total budget for the above exploration activities will amount to approximately $82,000, which will be funded by the company.

ü	Qingshan Metal

ü	We may have exploration activities in the areas of Qingshan copper mine.

Acquire More Mineral Resources

To increase our reserve base and insure supply to our processing facilities, we plan to acquire domestic and foreign large-scale mines when the right opportunity arises. We also expect to acquire additional nonferrous metal mines and fluorite mines domestically that have good extracting and operating conditions and possess all necessary governmental licenses.

Expand into Down Stream Chemical Business

To increase the profit margin of our business, we plan to expand into the fluorochemical industry which enjoys a very high margin and a rapidly growing market through strategic cooperation with the major participants in the fluorochemical industry.

Competitive Advantages

We believe we have the following competitive advantages:

•	We own one of the best fluorite mines in China which has high purity fluorite ore and good extracting conditions with the single largest processing plant in northern China.

•	We have increased our potential reserve base in nonferrous metals by completing an acquisition of a large gold and copper deposit in Republic of Kyrgyzstan.

•	We have an experienced management team. Most of our executive officers have more than 20 years of experience in the mining industry.

•	We have good relationships with local government agencies.

•	Many of our subsidiaries are located in the western part of China and therefore enjoy many preferential tax and regulatory policies.

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

Our operating subsidiaries in China have been authorized by land and resources departments of local governments. Chinese regulations require that mining enterprises must procure an exploration or mining license from the land and resource department of local governments before they can carry out exploration or mining activities. This license ensures that an enterprise follow proper procedures in its own exploring or mining activities and in selling its products to customers. We have secured the necessary exploration or mining licenses from local governments. Most of our mining companies possess exploration or mining licenses and some of them are applying for mining licenses after exploration.

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

We also have been granted an environmental certification from the PRC Bureau of Environmental Protection.

Employees

As of December 31, 2007, we employed 374 full-time employees, of whom approximately 20.1% are with Qianzhen Mining, 62% are with Xiangzhen Mining, 4.8% are with Tun-Lin Co. (gold and copper project in Kyrgyz), 2.4% are with Qingshan Metal (copper and zinc ore mining) and 10.7% are with Xingzhen Mining (holding exploration rights of copper ore and zinc ore). Approximately 18% of our employees are management personnel, and 4.6% are sales and procurement staff. In terms of education level, 15.8% of our employees have a college degree or higher.

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

Our employees in China participate in a state pension arrangement organized by Chinese municipal and provincial governments. We are required to contribute to the arrangement at the rate of 20% of the average monthly salary. In addition, we are required by Chinese law to cover employees in China with other types of social insurance. Our total contribution may amount to 30% of the average monthly salary. We have purchased social insurance for all of our employees. Expense related to social insurance was approximately $72,849 for fiscal year 2007.

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

Risks Related to Our Business

We may not be able to secure financing needed for future operating needs on acceptable terms, or on any terms at all.

From time to time, we may seek additional financing to provide the capital required to maintain or expand our exploration activities and mining facilities, and equipment and/or working capital, as well as repay outstanding loans if cash flow from operations is insufficient to do so. We cannot predict with certainty the timing or amount of any such capital requirements. If such financing is not available on satisfactory terms, we may be unable to expand our business or to develop new business at the rate desired, and our operating results may suffer. If we are able to incur debt, we may be subject to certain restrictions imposed by the terms of the debt and the repayment of such debt may limit our cash flow and our ability to grow. If we are unable to incur debt, we may be forced to issue additional equity, which could have a dilutive effect on the then current holders of equity.

We receive a significant portion of our revenues from a small number of customers. Our business will be harmed if our customers reduce their orders from us.

A significant amount of our revenue is derived from only a small number of customers mainly in the iron and steel and fluorite chemical industries. Dependence on a few customers could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products. If we lose any customers and are unable to replace them with other customers that purchase a similar number of our products and services, our revenues and net income would decline considerably.

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

Our exploration and mining operations are scattered across several geographical locations in China and we will make acquisition of mines in the future. Our administrative costs may increase as a result and our profitability may be affected.

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

If we are successful in obtaining rapid market growth of our products, we will be required to deliver large volumes of quality products to customers on a timely basis and at a reasonable cost to those customers. Meeting any such increased demand will require us to expand our manufacturing facilities, to increase our ability to purchase raw materials, to increase the size of our work force, to expand our quality control capabilities and to increase the scale upon which we provide our products. Such demands would require more capital (including working capital) than we currently have and we may be unable to meet the needs of our customers.

There is certain risk for the company to maintain listing on American Stock Exchange.

The company is currently listed on American Stock Exchange (“Amex”). To maintain the listing on Amex, the company shall meet the continual listing standards required by the Amex, which include but not limited to financial criteria. If a company falls below any criteria, the Amex will notify the company and review the appropriateness of continued listing. Once notified, the company shall submit a plan to return to compliance. If the Amex accepts the plan, it will monitor the company's performance throughout the plan period.  If the company fails to achieve stated goals in a timely manner, the Amex will move to remove it from the listing. Therefore, the company faces the risk of delisting if it is not able to comply with the continual listing standards of Amex.

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

Furthermore, the need to reassess the feasibility of any of our projects if metal prices decline could cause substantial delays or might interrupt operations until the reassessment can be completed. Mineral reserve calculations and life-of-mine plans using significantly lower metal prices could result in reduced estimates of mineral reserves and in material write-downs of our investment in mining properties and increased amortization, reclamation and closure charges.

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

Risks Relate to Doing Business in Kyrgyzstan

The Company’s business may be affected by Kyrgyzstan laws and its government regulations and the country’s economic environment.

The company indirectly controls Tun-Lin Limited Liability Company (“Tun-Lin”), a Kyrgyzstan Republic registered company which entirely owns Kichi-Chaarat closed joint stock company. The major asset of Kichi-Chaarat is the subsoil use right for (i) mining gold and other metals within the Kuru-Tegerek licensed area, and (ii) exploration of gold and other metals within the Kuru-Tegerek licensed area. The company will engage in mining in the Kuru-Tegerek licensed area in the near future. As a result, the company’s operating results and financial performance could be affected by any adverse changes in economic, political and social conditions in Kyrgyzstan.

There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on us, that regulators or third parties will not raise material issues with regard to compliance or non-compliance with applicable laws or regulations, or that any changes in applicable laws or regulations will not have a material adverse effect on our business.

The economy of the Kyrgyzstan has been transitioning from a planned economy to market oriented economy. At present, our exploration activities are subject to approvals from the relevant government authorities in Kyrgyzstan.  Such governmental approval processes are typically lengthy and complex, and never certain to be obtained.

There are risks inherent in doing business in Kyrgyzstan.

The Kyrgyzstan is a developing country with a young market economic system overshadowed by the state. Its political and economic systems are very different from the more developed countries and are still in the state of change.  Kyrgyzstan also faces many social, economic and political challenges that may produce major shocks and instabilities and even crises, in both its domestic arena and in its relationship with other countries, including but not limited to the United States and China. Such shocks, instabilities and crises may in turn significantly and adversely affect our performance.

Certain political and economic considerations relating to the Kyrgyzstan could adversely affect CSZM.

Through controls on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the Kyrgyzstan government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the Kyrgyzstan government are unprecedented or experimental, and are expected to be refined and improved.  Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development.  Our operating results may be adversely affected by changes in the Kyrgyzstan’s economic and social conditions as well as by changes in the policies of the Kyrgyzstan government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of additional restrictions on currency conversion.

The recent nature and uncertain application of many Kyrgyzstan laws applicable to CSZM creates an uncertain environment for business operations and they could have a negative effect on us.

The Kyrgyzstan legal system is different from that of United States. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, employment, commerce, taxation and trade. However, the promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could have a negative impact on our business and business prospects. In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

Risks Related to the Market for Our Stock

The market for our Common Stock is limited.

The shares of our common stock have been traded on the American Stock Exchange under the trading symbol “SHZ” since January 31, 2008. Before the listing on the American Stock Exchange, the shares of our common stock were traded on the OTC Bulletin Board.

We currently have approximately 660 shareholders. But the trading volume has been low. A viable public trading market may not develop for our shares or may take a period of time to develop. Such a market, if it does develop, could be subject to extreme price and volume fluctuations. In the absence of an active trading market:

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

We conduct substantially all of our operations in China through our wholly owned subsidiaries in China. All of our officers reside outside the United States and some or all of the assets of those persons are located outside of the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in China in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the PRC may render you unable to enforce a judgment against our assets or the assets of our directors and officers. As a result of all of the above, our public stockholders may have more difficulties in protecting their interests through actions against our management, directors or major stockholders than would stockholders of a corporation doing business entirely within the United States.

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

We may seek to expand our business through the acquisition of related businesses and assets. We may not be able to complete any acquisition on favorable terms or at all. Acquisitions present risks that could materially and adversely affect our business and financial performance, including:

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

The enactment of the Sarbanes-Oxley Act in July 2002 created a significant number of new corporate governance and internal control requirements. Although we expect to implement the requisite changes to become compliant with existing requirements, and new requirements when they do apply to us, we may not be able to do so, or to do so in a timely manner. If we do not come into compliance with the Sarbanes-Oxley Act corporate governance requirements, we may not be able to continue listing our securities on either AMEX in the event we ever attempt to do so.

We will incur increased costs relating to corporate governance matters.

As a public reporting company, we will need to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC, including expanded disclosures, accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements will increase our costs and require additional management resources. Additionally, these laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to these laws and regulations and cannot predict or estimate the amount or timing of additional costs we may incur to respond to their requirements.

Certain stockholders can exert control over the Company and may not make decisions that further the best interests of all stockholders.

Our officers, directors and principal stockholders (greater than 5% stockholders) together currently own an aggregate of approximately 79.21% of our outstanding Common Stock on a fully diluted basis. Consequently, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change of control of us and might affect the market price of our Common Stock, even when a change of control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

Our investors may lose their entire investment in our securities.

An investment in our securities is highly speculative and may result in the loss of the entire investment. Only potential investors who are experienced investors in high risk investments and who can afford to lose their entire investment should consider an investment in our securities.

ITEM 2.     DESCRIPTION OF PROPERTY

General

As of December 31, 2007, China Shen Zhou Mining & Resources Inc. owns two properties in the production in the Inner Mongolia Autonomous Region, the Peoples’ Republic of China (“PRC”), and two properties under development, one in Xinjiang Uygur Autonomous Region in the PRC and the other in Kyrgyz Republic.

The two properties in production are:
- Sumochaganaobao Fluorite Mine in Siziwangqi of Inner Mongolia Autonomous Region in the PRC (Xiangzhen Mining);
- Mining site No. 2 of Qingxing Copper Mine (Tanyaokou Copper Mine) in Wulatehouqi of Inner Mongolia Autonomous Region in the PRC (Qingshan Metal);

The two properties under development are:
- Keyinbulake Cu-Zn Multi-metal Mine located in Buerjin County, Aletai, Xinjiang Uygur Autonomous Region in the PRC (Xingzhen Mining).
- Kuru-Tegerek Cu-Au Mine located in Kyrgyz Republic (Tun Lin).

No.	Name of property	Type	Ownership	Status	Location/Country
1	Sumochaganaobao Fluorite Mine	Non-metal Fluorite	100%	Production	Inner Mongolia, PRC
2	Qingxing Copper Mine	Copper and zinc	60%		Inner Mongolia, PRC
3	Keyinbulake Multi-metal Mine	Copper and zinc	90%	Development	Inner Mongolia, PRC
4	Kuru-Tegerek Cu-Au Mine	Copper and gold	100%		Kyrgyz Republic

Figure 2-1: China Shen Zhou’s Properties in China

Figure 2-2: China Shen Zhou’s Property in Kyrgyzstan

China Shen Zhou Mining & Resources Inc. holds four mining licenses and three exploration licenses at December 31 of 2007. The licenses are:

-Mining license of Sumochaganaobao Fluorite Mine, Siziwangqi, Inner Mongolia, PRC;
-Mining license of Mining Site No. 2 of Qingxing Copper Mine, Wulatehouqi, Inner Mongolia, PRC;
-Mining license of Keyinbulake Cu-Zn Mine in Buerjin County, Xinjiang Uygur Autonomous Region, PRC;
-Mining license of Kuru-Tegerek Cu-Au Mine in Kyrgyz Republic;

-Exploration license of Southern Part of Keyinbulake Zn Mine in Xinjiang Uygur Autonomous Region of the PRC;
- Exploration license of Northern Part of Keyinbulake Zn Mine in Xinjiang Uygur Autonomous Region of the PRC;
-Exploration license of Kuru-Tegerek Cu-Au Property in the region of Kuru-Tegerek, Kyrgyz Republic

Tables 2-1/2 present detailed information about the licenses.

Table 2-1: 4 Mining Licenses Held by the Company

Property	Sumochaganaobao fluorite deposit (between prospecting line 21-04)	Mining Site No. 2 of Qingxing Copper Mine (Tanyaokou Multi- metal Mine )
License Number	1526000220071 (152000630047)	1500000530858
Owner	Inner Mongolia Xiangzhen Mining Group Ltd.	Qingshan Nonferrous Metal Development Co Ltd.
Validated period	October 2006 to May 2007	October 2005 to October 2008
Area	0.909 km2	0.1211km2
Mining mode	Underground mining	Underground mining
Mining scale	80,000 metric tons/annum	60,000 metric tons/ annum
Ore types	Fluorite	Copper, Zinc and sulfur
Mining Level	700m-1060m	1417m-1320m

Property	Keyinbulake Cu-Zn Multi-metal Mine	Kuru-Tegerek deposit (Tun Lin)
License Number	6500000712980	8063-3300-AO(ИУ) 21984940
Owner	Buerjin County Xingzhen Mining.	Kichi Chaarat CJSC
Validated period	August 2007.to August 2013	December 2006 to December 2009
Area	1.955km2	9km²
Mining mode	Underground mining	-
Mining scale	21,000 metric tons/ annum	-
Ore types	Copper, zinc and silver	Gold, silver and copper
Mining Level	1420m-1516m	-

Table 2-2: 3 Exploration licenses held by the Company

Property	Kuru-Tegeret Region (Kichi- Chaarat CJSC)	Southern /Northern Region of Keyinbulake Zn Mine (2 licenses)
License Number	8063-3300-AO(ИУ) 21984940	650000061272/3
Owner	Kichi-Chaarat CJSC	Xingzhen Mining
Validated period	December 2005 to December 2009	Feb. 2007 to Feb. 2009
Area	39,500 hectares (h)	13.37km2/12.06 km2

There are two types of mineral rights in China: exploration right and mining right. Exploration right is the right for exploring mineral resources within the areas authorized by the exploration license.  Mining right is the right for exploitation of mineral resources and production of mineral products. According to Chinese law, an exploration license is valid for 3 years and shall not be extended beyond two additional periods and each no more than two years . 10, 20 and 30 years are the periods of time for mining licenses for small, medium and large deposits or mines respectively. The mining license can be extended in scope or periods of time if the company intends to continue to operate. Application for extension needs to be submitted at least 30 days before the expiration date

Sumochaganaobao Fluorite Mine in Production Stage (Xiangzhen Mining)

The Company holds 100% ownership of Sumozaganaobao fluorite mine, which was acquired by Xiangzhen Mining from Inner Mongolia Siziwangqi Northern Fluorite Ltd, Co. in July 2002.

Location, Access and Traffic

Sumozaganaobao fluorite mine is located in Siziwangqi, Wulanchabu City, Inner Mongolia, PRC. The coordinates are: E111°15′35″~111°16′30″; N43°07′10″~43°07′49″. This area is easily accessible, with a mud road of approximate 90km from the mine to Erlianhot and then a freeway or national highway of about 250km to Hohhot, the capital city of Inner Mongolia, China. It has a typical continental climate characterized mainly by low precipitation and high evaporation, a big temperature difference between day and night, and windy conditions. The topography is gentle grassland with an elevation difference of only 20-40m. Figure 2-3 is the index map of Sumochaganaobao Fluorite Mine.

Figure 2-3: Sumochaganaobao Fluorite Mine

Mining Licenses

Inner Mongolia Xiangzhen Mining Group Co Ltd. (Xiangzhen Mining) holds the mining licenses of the area between prospecting line 21 and 04 of Sumochaganaobao Fluorite Deposit. The mining license Number is 1526000220071, with Temporary Extension No. 1526000630047, issued by the Bureau of Land and Resources, Wulanchabu City, Inner Mongolia and expired in May 2007.  In 2007, Xiangzhen Mining submitted an application to Inner Mongolia Bureau of Land and Resources to extend the mining license. The extension is pending, but Xiangzhen Mining expected it to be issued soon.

Previous exploration and development

In 1975, Geological Survey Brigade No.1 of Inner Mongolia conducted a 1/200,000 geological survey in this area and found Sumochaganaobao Fluorite deposit. The mineral resource was estimated at 1.716 million metric tons of fluorite at that time.

From 1981 to 1987, Geological Survey Brigade No.102 of Inner Mongolia conducted prospecting with continual general and detailed exploration, and completed the “Geological Report of Sumochaganaobao Fluorite Deposit of Siziwangqi, Inner Mongolia” in 1987.

In 1987, the property was mined by a state-owned company, which was later reorganized to become the Siziwangqi Northern Fluorite Ltd, Co in 1997. The mining right was then transferred to Xiangzhen Mining Group Co., Ltd from the Siziwangqi Northern Fluorite Ltd, Co.

Previous Mining Operation and Expansion

From 1987 to 2002, open-pit mining was conducted by a state-owned company of Siziwang Banner. The mining capacity was 8,000-20,000 tons per year and the mining depth reached 58m from elevation of 1,065m to 1,007m. In 1997, the mining right was transferred to Inner Mongolia Siziwangqi Northern Fluorite Ltd, Co.

Since 2002, the underground mining has been conducted by Xiangzhen Mining. Initially, the mining capacity was 80,000 metric tons per year with a concentrator (about 45km southeast of the mine) with an annual processing capacity of 60,000 metric tons. In April 2006, the Company started an expansion. The new mining capacity designed is 300,000 metric tons per year and the treatment capacity is 200,000 metric tons per year from a concentrator located near the fluorite mine. At the end of 2007 when the expanding construction had basically been completed and commissioning started. The Company invested USD$2,895,380 in underground expansion and USD$7,760,300 in the new concentrator.

Water and Power Supply

Before October 2007, a state power network was not built into the mining area, and power for production and living was supplied by diesel generators. Since October 2007, power has been supplied to the mine by the state power network.

Water supply for production and living is from three wells about one kilometer away from the mine.

Current Mining Operation

Inclined shaft development has been assumed. As a result, currently there are one main inclined shaft, one auxiliary inclined shaft and inclined shaft No.2.

Hoisting and transportation: Underground transportation is carried out by electric locomotives. After loading by rock loaders, ores are transported by the electric locomotive to a shaft station and then lifted to ground by the hoister and unloaded onto a storage platform where high grade lumps (CaF2>80%) are directly sold to consumers (steel plant) after manual classification and the remaining is sent to concentrator for further processing.

Ventilation: fresh air is blown in from the main inclined shaft, passes through the work area and is exhausted out from the auxiliary inclined shaft and inclined shaft No. 2.

Drainage system: water in each level flows into sumps of drifts and is pumped to a pond on a higher level on the ground for secondary use in production.

Mining Method: Short-hole shrinkage stopping method with the mining loss at 25% and dilution at 10% and comprehensive recovery rate of ore at 75%.

Major equipment in the mine is as follows:

Name	Type	Qty (set)	Life of Service (year)	Notes
Hoisters	Ф2M	3	20
Rock loaders	Z-20W	6	20
Compressors	20M3	4	20	Power driven
Electric Locomotives		6	20
Ventilators		4	20
Transformers		5
Pumps		6

Ore Processing:

The newly established concentrator has an annual treatment capacity of 200,000 metric tons. The process consists of two-stage closed crushing with primary and secondary grindings, rough flotation, scavenging, eight steps of cleaning, dehydrating (thickening, filtrating and drying), and final packaging for delivery. The major facilities include a ball mill workshop, a flotation ore processing plant, a press and filtration workshop, concentrate pools, tailings houses, a lab, electronic scales, water supply wells, power supply lines and offices, etc. The major equipment is as follows:

No.	Equipment	Unit	Qty	Life of Service	Notes
1	Linear vibrating feeder, XSW380x95	set	1	20 years	New
2	Jaw-type crusher, PE-500×500	set	1	20 years	new
3	Standard cone crusher, 36AF	set	1	20 years	new
4	Vibrating screen, 2YAH1800×4800	set	1	20 years	new
5	Overflow ball mill, MQY2700x4500	set	1	20 years	new
6	Twin spiral classifiers, FLGT24	set	1	20 years	new
7	Overflow ball mill, MQY1830x5700	set	1	20 years	new
8	Flotation machines, SF-8	set	34	20 years	new
9	Thickeners, NZSG-12	set	1	20 years	new
10	High efficiency thickeners,Φ18	set	1	20 years	new
11	Ceramic filter, TC-45	set	1	20 years	new
12	Rotary dryer, SD2422	set	1	20 years	new
13	Air heater, EFL500	set	1	20 years	new
14	Packing machine, BG-4WY	set	1	20 years	new

The processing recovery is 83%. Fluorite concentrate grade is over 96%. The main component of fluorite is CaF2, an important chemical that is used in steel making as a flux and in glass making as an additive. The concentrates are in high demand and demand is expected to increase in the future.

Investment of Expanded Property:

As of December 31, 2007, the costs in US Dollar of newly expanded property are as follows:

Item	Mine	Concentrator	Equipment	Total
Property	$2,895,380	$7,627,173	$133,125	$10,655,678

Geology of the Property

The Sumochaganaobao fluorite deposit is located in the Suniteyou Banner Fold Zone in late-Varican, Inner Mongolia Fold Belt. The main strata in the property are: late Paleozoic lower Permian System Xilimiao Formation (P1xl) with three sections: P1xl2-4, P1xl3, and P1xl4-1; Proterozoic Ailegemiao Formation and Jurassic Chagannoer group. The fluorite mineralized body and mineralization marble occurs in the lower of P1xl3 and on the top of P1xl2-4.

The mineralized body is bedded, which strikes 40°-60°, dips to 310°-330° at angle 21°-40°, exceptional with 47°. The distribution is stable and continual. The length of mineralized body is 1100 meters; the maximum dip length controlled at present is 1540 meters. The thickness is 0.52 meters to 22.48 meters averaged at 5.80 meters. The mineral is fluorite only, whose main composition is CaF2. The gangue minerals are: quartz, chlorite and sericite. By the contents of useful component, the mineralized body is divided to high grade mineralized material (rich ore), CaF2≥60%, and low grade mineralized material (lean ore), 20% ≤ CaF2≥ 60%.

Resources

In March 2007, the Bureau of Land and Resource of Wulanchabu City commissioned the Land-resources Institute of Inner Mongolia to verify the resources/reserve in the Mining License area.  The Institute submitted “the Verification Report of Resources/Reserve between Prospecting line 21 and 04, of Sumochaganaobao Fluorite Deposit in Siziwangqi, Inner Mongolia”.  The “Consulting Center of the China Mining Association” had reviewed and assessed the verification report and recognized the resource statement in the report, the indicated resources were confirmed as 505.1 million metric tons of fluorite with the average grade 57.58%.

Sampling, Analytical Procedures and Quality Control
The core recovery is over 85% for the drill holes. The samples were taken by splitting the core into halves, one half being the sample and the other half being stored in the core box.  Sample length was usually 0.5 meters to 1.5 meters and core recovery is over 85%.

Trenching samples were collected along channels with widths of 10 centimeters and depths of 5 centimeters and in parallel along the walls of the pits. Each sample was 1 to 2 meters in length.

Samples are crushed by three jaw crushers to 0.9mm in size and then are split. About 500 grams of each sample is sent for pulverization and the rest are kept as coarse rejects. 100 grams of each pulp sample are sent to the lab for assaying and the rest are stored. Items of CaF2, CaCO3, SiO2, Fe2O3 and S are assayed in the lab.

Assaying of samples was completed in the laboratory of Geological Brigade No.102 of Inner Mongolia and checked by the Central Laboratory of Bureau of Geology of Inner Mongolia. Internal and external check samples were assayed: 95% of samples sent for internal checkup and 6.4% for external checkup. The qualification rate of the check samples was above 95%. The criteria of Barite, Fluorite and Boron Exploration were also adopted in sample assaying.

Products and Output:

The mine produces fluorite ores which are classified into two commodities, one being high grade fluorite lump and the second being fluorite powders processed in concentrator. The following table lists the products and output and the average prices in past three years:

Table 2-3: The Output and Price of Products of 2005-2007, Xiangzhen Mining, Ltd.

Year	Product	Output (t)	Average Price per Year (USD$/t)
2005	Fluorite lump	33,312.86	62.89
	Fluorite concentrate	-	80.11 (sold 3092.54t in inventory)
2006	Fluorite lump	50,839.44	71.50
	Fluorite concentrate	14,791.02	111.16
2007	Fluorite lump	52,523.96	84.62
	Fluorite concentrate	22,447.23	144.13

Potential for Further Exploration

In June 2007, the Company hired the Third Geological Prospecting Institute of China Metallurgy Geological General Bureau to conduct supplementary prospecting. As result of it, Category of this fluorite mine is upgraded.

There is low possibly to find new ore bodies or extensions to existing ore bodies since the deposit is well defined and well understood geologically.

The Kuru-Tegerek Cu-Au Mine Under Development (Tun Lin)

The company indirectly holds 100% ownership of Tun Lin Limited Liability Company (“Tun Lin”), a Kyrgyz Republic registered company which entirely owns Kichi-Chaarat Closed Joint Stock Company. The major asset of Kichi-Chaarat is the subsoil use right for (i) mining gold and other metals within the Kuru-Tegerek licensed area, and (ii) exploring gold and other metals within the Kuru-Tegerek licensed area.

Location, Accessibility, Geography and Climate

The Kuru-Tegerek Cu-Au Mine is located in Chatkal region of the province of Jalal-Abad in the western part of Kyrgyzstan (see the Figure below). It occupies a southern slope of the Chandalash range, which is part of the Talas Altai Mountains between the Chakmakus River and the Kuru-Tegerek River. The geographic coordinates of the deposit are: 42°02'N and 71°25'E.

The mine is about 120 kilometers away from the station near Talas City, which is to the west of the capital city Bishkek. It is easily accessible via road.

The Kuru-Tegerek region has a typical continental climate with fast temperature changes daily and seasonally and characterized by cold winters and hot summers.

Figure 2-4:  The Kuru-Tegerek Region

Mining and Exploration Licenses

Kichi Chaarat CJS Company currently holds two licenses: one mining license No. 8063-3300-AO(ИУ) 21984940 covering 9km² over the Kuru-Tegerek area, which was issued by the Ministry of Land and Mine of Kyrgyzstan and expired in December 2009, and an exploration license No. 8063-3300-AO(ИУ) 21984940 covering 39,500 hectares (h) of the area of the eastern slope of the Sandal mountain range including the Kuru-Tegerek mountain, which was issued by the Ministry of Land and Mine of Kyrgyzstan and will expire in December 2009.

History of Exploration

The regional geological investigations started in 1963 and ended in 1980, executed by Geological Bureaus of former Soviet Union and Kyrgyzstan. The following major and basic prospecting work has been completed.

1.	Trenching: systematically disclosed the deposit in spacing 25-50 meters;

2.
Drilling: completed drilling of 40,028 meters both on ground and underground (at elevations of 2,505, 2,722 and 2,880). In the southern part of the deposit, drilling was conducted in the grids of 100m x 100m from the ground surface deep to elevation 2,505m, below which was the grids of 200x100m. In the eastern and western part, the grid is between 100x100-200x100m.

3.	Pitting: 19,037 meters

4.	Topographic survey, assaying and ore dressing test:

In 2007, the Company entrusted Kyrgyz Avista Geology Team to conduct geological work in the 20 km2 area around the deposit, which had discovered a good clue for gold mine.

In compliance with the requirements of the mining permit, the Company also entrusted Kentoo Research Center (Kyrgyzstan) to undertake the mine design of upper part oxide deposit, based upon which the construction in the mine can start with the approval of the Kyrgyz government.

Geology of the Property

The Cu-Au deposit of Kuru-Tegerek is associated with intrusive quartz porphyry diorite which represents the first stage of Sandalash-Chatkal complex.

The mineralization of gold is mainly restricted in contact zones with skarns and marbles or around the carbonated rock among skarn body on the ground.

The mineralization of copper occurs during the beresitization in the formation course of magnesium metasomatism. There is no more decrease of copper contents in the deep part.

Gold mineralization concentrating in beresite metasomatism has a good development on the upper part of deposit. Due to the gradual disappearance of this mineralization, the distribution of these rocks is decreased along with increase of depth and the content of gold is also sharply reduced.

The mineralized bodies occur mostly lense-like with thickness generally varying from 10 to 50 meters, and the dips of the shoots vary from 45° to 60°.

The main minerals are: chalcopyrite, pyrrhotite, magnetite, pyrite, and native gold. More rarely present: covelite, chalcocite, molybdenite, arsenopyrite, cobaltite, sphalerite, bismuthinite, and minerals of platinum.

Resources/reserves

In 2006, Ken-Too conducted a feasibility study for the Kuru-Tegerek deposit and a reserve estimate of the upper part of the deposit (layers of the oxide ore for open pit mining). With a gold price $400 USD/oz, copper $2,400 USD/t, copper recovery rate of dressing 62% and gold recovery 80%, production cost of copper $1,914 USD/t, production cost of gold $9USD/t and economic cutoff grade 2g/t, the proven reserves was confirmed as 3.66 million metric tons (excluding mining losses) with an average copper grade 0.78% and gold 2.95g/t. It is obvious that this reserve is only a small portion (which can be extracted by open pit mining) of the whole deposit where the total resources is 172.66 million metric tons with the average grade of copper at 0.60% and gold at 0.56g/t.

Sampling, Analytical Procedures and Quality Control

During exploration, the samples were taken of outcrop mineralized body, skarns, strongly corroded intrusive rocks and limestone. The sampling methods include trenching, coring and other ways. In addition, the ore bodies were taken the samples. The process samples and the samples to determine the mass of ore and wall rock were taken as well.

Trenching sampling was undertaken in sublevels based on the geological outline and the extents of hydrothermal alteration and metasomatic alteration. The average length of each sample was 1 meters (sometime between 05-1.5 meters) with a channel section size of 0.1 m (wide) x 0.5 m (deep). The length of the trenching sample varies with the mineralization characteristics and the thickness of mineralized band and mineralized body. 28,643 samples were taken in trenching.

For the cores drilled from 1966 to 1968, the samples were taken by splitting the core into halves, one half being the sample, and the other half being stored in core box. With the drilling cores of hydrothermal alteration rock taken in preliminary phase from 1969 to 1980, samples were systematically taken. In order to guarantee the weight of samples, the samples were usually taken over 0.3 meters in length. 13,700 samples were taken in cores. The core recovery is about 70% for the drill holes.

For samples of trenching and coring, sample preparations were completed respectively in the crushing workshops of Geological Brigade of Southern Kyrgyz, Geological Bureau of (former) Soviet Socialism Republic of Kyrgyz, Geological Bureau of (former) Soviet Socialism Republic of Uzbek and Geological Bureau of (former) Soviet Socialism Republic of Kazakhstan. Sample preparation was made according to the formula Q= Kd3 with K value=0.8.

Assaying of samples was also completed respectively in the laboratories of Geological Team of Southern Kyrgyz, Geological Bureau of (former) Soviet Socialism Republic of Kyrgyz, Geological Bureau of (former) Soviet Socialism Republic of Uzbek and Geological Bureau of (former) Soviet Socialism Republic of Kazakhstan. Optical spectrum analysis, chemical analysis, gold-measuring analysis and hydrochemistry analysis were conducted in the assaying of samples.

Internal check samples were assayed. 1,059 samples of trenching and cores were taken in the preliminary phase of exploration and the assaying results of metal copper, gold and molybdenum in different grades were at the range of allowable tolerance. External checks were also carried out: 1,230 samples were taken in the preliminary phase of exploration and the probability factor (t) for metal copper, gold and molybdenum in different grades was less than 2. The results indicate that no systematic tolerance exists in the analysis in labs and all analysis can be used for the calculation of reserve.

Mining Site No. 2 of Qingxing Copper Mine in Production Stage (Qingshan Metal)

Qingshan Metal owns 100% of Qingxing Copper Mine. Before April 2006, Qingshan Metal was owned by several individuals such as Zhu Yongxia. On April 12, 2006, 60% of the shares of Qingshan were transferred to Qianzhen Mining by the shareholders such as Zhu Yongxia.

Location

Mining site No. 2 of the Qingxing Copper Mine is located in Qingshan Town, Wulatehouqi, Bayannoer City, Inner Mongolia Autonomous Region of the PRC.

The coordinates are E 106º45′15″-106º45’45”, N 47º57′14” - 40º57′45”。

The mine is 59 kilometers southeast to Linhe Railway Station of Beijing-Lanzhou Railway Line. It is conveniently accessible by highways and telecommunications.

Figure 2-5:  Mining Site No. 2 of Qingxing Copper Mine

History of Operation

Qingshan Metal had been in operation for 3 years before it was acquired by the Company. The Mining Project was designed by the Inner Mongolia Metallurgy Design Institute, and the mining capacity designed was 60,000 metric tones per year. The actual mining capacity is 50,000 metric tones of ores per year, of which copper ores account for about 40,000 metric tones and the remaining pertains to 10,000 metric tones of zinc and lead ores.

Geology of the Property

Qingxing Copper Mine is located at west part of the Langshan-Baiyunebo geotectogene, north boundary of North China Platform. The main strata spread over the mine area are Zhaetaishan Formation member 2 (Pt2zh2) and member 3 (Pt2zh3).

The Zhaetaishan member 2 (Pt2zh21) consists of three sequences which are set forth below.

Upper Sequence (Pt2zh23): mineralized bodies occur in this sequence which is comprised of mica quartz schist, carbonaceous mica quartz schist and carbonaceous phyllitic quartz schist.

Middle Sequence (Pt2zh22): carbonaceous slate, carbonaceous phyllite, banded carbonaceous quartzite, bearing-carbon quartzite, dark quartzite and tremolite, diopsidite etc.

Lower Sequence (Pt2zh21): lower part consists of carbonaceous phyllite; carbonaceous slate inter-bedded calcareous chlorite schist, chlorite quartz schist and lens of crystal carbonate, followed by biotitic quartz schist, andalusite-mica schist and bearing-carbon mica quartz schist.

The Zhaetaishan member 3 (Pt2zh3) consists of lower sequence of quartz schist and upper sequence of middle-thick quartzite inter-bedded thin quartzite.

The strata occur as monocline which strikes southwest and dips to northwest at 30-89°. All faults were formed after the metallic mineralization that re-constructed the mineralized -bodies.

Mineralized bodies, strictly controlled by the stratum, are blind and covered by gossans. There are two known mineralization zones, mineralization zone 3# and mineralization zone 5#. Zone 3# is distributed in north of the property which is 500 meters long and 10-30 meters wide, within which the mineralized body No.1 Cu-1 and No.2 Zn-1, No.3 Zn-2 were defined. Zone 5# is distributed in middle-south of the property which is 850 meters in length and 10-40 meters in width, where mineralized body No.4 Cu-2, No.5 Zn-3 as well as No.6 Zn-4 were defined.

Main metallic minerals are comprised of chalcopyrite, galena, sphalerite and pyrite and main gangue consists of quartz, calcite and chlorite.

Mining and Extraction technical conditions:

Mineralized body is inclined with the occurrence stratified and stratoid with small thickness but stable. It has simple conditions of hydrogeology and engineering geology with well stability of slake on top of mineralized body. In topography, incision is deep. It is available with good conditions of pit mining.

The Current Situation of the Mine

When the mine was acquired by the Company, the mining system already existed. Adit development system has been assumed.

Transportation: Underground transportation is carried out by electric locomotives. After they are loaded by rock loaders, ores are transported by the electric locomotive underground, and then lifted to ground by the hoister and unloaded onto a storage yard.

Ventilation: fresh air is blown in from sublevel adit, passes through the work area and is exhausted out from the special shaft of ventilation connected to ground.

Drainage system: Adit development has the conditions of underground water naturally discharged from waterway in adits.

Mining Method: Short-hole shrinkage stopping method with the mining loss at 25% and dilution at 15% and comprehensive recovery rate at 80%.

Major equipment in the mine is as follows:

Name	Type	Qty (set)	Life of Service (year)	Notes
Hoisters	Ф2M	2	20
Rock loaders	Z-20W	3	20
Compressors	20M3	2	20	Power driven
Electric Locomotives		3	20
Ventilators		4	20
Transformers		5	20

Power and Water Supply

There is a 10 KV power supply line for mining production. Water is supplied by a special water pipe line from the He Tao Plain about 5 kilometers to the south of the Mining Ares.

Ore Processing:

The method of processing consists of two-stage grindings and sulfur-restraining flotation. The final products are copper and zinc concentrates.

In June 2007, the Company decided to close the processing plant and supply Qianzhen with its own products from the Qingshan Metal. The major equipment is as follows:

No.	Equipment	Unit	Qty
1	Jaw-type crusher, PE-400×500	set	1
2	Twin spiral classifiers, FLGT24	set	1
3	Vibrating screen, 2YAH1800×4800	set	1
4	Overflow ball mill, MQY1500x2400	set	1
5	Flotation machines, SF-0.8	set	10

Asset of Mine:

As of December 31, 2007, the assets in US Dollar are as follows:

Item	Mine	Equipment	Total
Property	$88,230	$54,960	$143,190

 Resources

In January 2007, Wulatehouqi Qingshan Non-ferrous Metals entrusted No.3 Geological Exploration Institute of China Metallurgy Geological Bureau to conduct the supplementary geological survey on the “Tanyaokou Multi-Metal Zinc-copper Mine”, between prospecting line 42-58. The final supplementary geological survey was reported in May 2007, which confirmed the resources and category within the mining area. As of April 30, 2007, the total retained indicated resources is 1.81 million metric tons with the average grade at 0.6%.

Potential for Further Exploration

In the mining process, two mining tunnels in 1,390m level and in 1,350m level intercepted Cu-2 mineralized body which improves the control degree and has increased the resources of Cu-2 mineralized body from 0.0286 million metric tons to 1.3778 million metric tons. Our geological consultant believes that if further exploration is conducted in the future, more minerals could be defined. Drilling will upgrade some of the resources to Category C (332). Underground exploration (associated with mining operation) should upgrade the resource categories, and explore the extension deeply.

Keyinbulake Cu-Zn Property in Development Stage (Xingzhen Mining)

Xingzhen Mining owns 100% of the Keyinbulake Multi-Metal Property. Before 2004 it was operated by Xinjiang Tianxiang New Tech Co. Ltd (“Tianxiang”) and Mr. Li Leyi together. On April 28, 2006 Xiangzhen Mining acquired 80% of the ownership, and on June 25, 2007 Xiangzhen acquired another 10% from Tianxiang. By December 31, 2007, Xiangzhen Mining owned 90% of Xingzhen Mining.

Location and Traffic

Keyinbulake Multi-Metal Property is located in Buerjin County, Aletai, Xinjiang Uygur Autonomous Region. The coordinates are E 87º17′30″-87º9’30”, N 47º58′30” - 47º59′45”, and the area is in 3.59 km2. It is 65 kilometers west-north of Aletai city, and 60 kilometers east-north of Buerjin County, and 26 km east-north of Dulaiti town. With the highway from Aletai city to Dulaiti Town passing through the property, it is conveniently accessible. Figure 2-6 is the index map of the Keyinbulake Multi-Metal Property.

Figure 2-6: Keyinbulake Multi-Metal Property

Previous Geological work:

In June 2006, the Company conducted geological explorations in the mining area by means of ground geophysical prospecting and drilling as well as underground Pitting exploration and drilling. At the end of 2007, ground drilling completed 5909 meters and underground exploration 4322 meters and underground drilling 7389 meters.

In April 2007, the Company began to build a concentrator in the mining area with a daily processing capacity of 600 metric tons (200,000 metric ton/annually). Such a concentrator is expected to be put into a trial operation in April 2008.

Ore Processing:

The process of concentrator consists of two-stage closed crushing with one stage grindings, flotation of copper primary and zinc secondary, scavenging, two steps of dehydrating (thickening and filtrating). The final products are copper concentrates and zinc concentrates. The major equipment is as follows:

No.	Equipment	Type	Unit	Qty
1	Vibrating feeder	ZSW380X95I	Set	1
2	Jaw-type crusher,	PE-500X750	set	1
3	Belt conveyor No.1	8063 a=15º v=1.60m/s Lh=53.393m	set	1
4	Cone crusher	H-36AFJ1-3	set	1
5	Belt conveyor No.2	8063 a=15.96ºv=1.60m/s Lh=47.393m	set	1
6	Electric drive rolling drum	JWD2220-160-8063	set	1
7	Heavy magnetic vibration- actuated feeder	DZ-C-80160	set	1
8	Circular vibrating screen	2YA1542( Over screen 40mm,Below screen 15mm)	set	34
9	Belt conveyor No.3	B=650 Lh=36.85m a=16º	set	1
10	Belt conveyor No.4	B=650 Lh=20.713m a=15º	set	1
11	Wet grate discharge ball mill	MQG2700×3600	set	1
12	Sinking win-spiral classifiers	2FC-20	set	1
13	Flotation machines	SF-4 scraper YIOOL-6 P=1.5KW	set	16
14	Flotation machines	SF-2.8 scraper YIOOL-6 P=1.5KW	set	7
15	Flotation machines	SF-1.2 scraper Y90S-4 P=1.1KW	set	7
16	Horizontal slurry pump	ZBG(P)-458B(P) P=75kw n=1480r/min H=74m	set	2
17	Upright slurry pump	65Q-LPR	set	2
18	Center drive thickeners	NZ-9	set	1
19	Center drive thickeners	NZ-12	set	1
20	Ceramic filter	TT-6 P=13kw	set	1
21	Ceramic filter	TT-8 P=13kw	set	1

All equipment is brand new and their lives of service are 20 years.

Investment of Mine under development:

As of December 31, 2007, the investments in US Dollar of this mine in development stage are as follows:

Item	Mine	Concentrator	Total
Property	$2,783,210	$5,584,368	$8,367,578

Power and Water Supply

There is a 35Kv high voltage power line from the Buerjin Power Station to the mining area. The Company has built the power line itself.

3 wells 4km away from the mining area provide production and drinking water.

Resources

Earth-Physics Exploration Brigade of Xinjiang Non-ferrous Geological Exploration Bureau completed the Geological Evaluation between May 2002 and July 2006, and the survey was reported on August 31, 2006. The Technology Commission examined and approved this survey report on September 5, 2006.

In June 2007, the No.3 Geological Prospecting Institute of China Metallurgical Geological Bureau conducted a supplementary survey on the Keyinbulake property. In December 2007, it presented the final supplementary prospecting report confirming relevant mineral resources within the mining property. In this report, the total indicated resources included 0.6035 million metric tons an average grade of copper at 0.68%, zinc 4.19%.

Qianzhen Mining

Qianzhen Mining owns a concentrator with an annual treatment capacity of 200,000 metric tons. The process of concentrator includes two-stage closed crushing with primary and secondary grindings, roughing flotation, scavenging, three steps of cleaning, thickening, filtrating and drying. The major facilities of concentrator include a ball mill workshop, a flotation ore processing plant, a filtration workshop, concentrate pools, dams, a laboratory, electronic scales, water supply wells, power supply lines and offices, etc. The major equipment consists of ball mills (3 sets, 2.1mx3m and 1.5mx3m), 4m³ flotation machines (24 sets), 2m³flotation machines (12 sets),Φ12m thickeners(1 set), classifiers (2 sets, 1.5mx10m), 20m² filters, pumps, power transformers and power distribution panels and so on. In 2005, Qianzhen Mining invested approximately $750,000 to modernize the processing production line to increase its yearly capacity to approximately 200,000 metric tons. The current equipment is new.

Qianzhen Mining conducts the operation by purchasing zinc, copper and/or lead ore from Qingshan Nonferrous Metal or other suppliers. The final products are in bulk. The transportation means for the products is truck. Table 2-4 shows the annual output and the concentrate’s average price of Qianzhen Mining in past three year.

Table 2-4: Annual treatment & concentrate average price in last three years of Qianzhen
Mining

Year	Product	Treatment (t)	Concentrate (t)	Average Metal Price per Year (USD $/t)
2005	Zn concentrate	87,175.17	12,866.49	751.60
2006	Zn concentrate	129,548	13,959.16	2,363.65
	Pb concentrate		12,19.77	1,205.54
2007	Zn concentrate	66,270	5,582.5	2,628.55
	Pb concentrate		777.21	2,231.13
	Cu concentrate	29,512	402.27	7,130.13

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

The shares of our common stock have been traded on the American Stock Exchange under the trading symbol “SHZ” since January 31, 2008. Before the listing on the American Stock Exchange, the shares of our common stock were quoted on the OTC Bulletin Board. The following table sets forth the quarterly average high and low bid prices per share for the common stock for the past two years:

Year ending December 31, 2007	High	Low
First Quarter	$4.75	$3.11
Second Quarter	$4.75	$2.25
Third Quarter	$3.70	$2.25
Fourth Quarter	$3.50	$2.40
Year ending December 31, 2006	High	Low
First Quarter	$2.00	$0.06
Second Quarter	$2.00	$1.05
Third Quarter (1)	$9.00	$0.55
Forrth Quarter	$3.90	$2.20

(1) On September 15, 2006, the Company consummated a reverse takeover pursuant the terms of a Stock Exchange Agreement (the “Exchange Agreement”) among Earth Products & Technology, Inc.(“EPTI”) , American Federal Mining Group, Inc., an Illinois company (“AFMG”), and the shareholders of AFMG.

Holders. As of March 20, 2008, we had 660 holders of record of our common stock. Our common stock had a closing bid price of $4.42 per share on March 20, 2008.

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

Preferred Stock. We may issue shares of preferred stock from time to time in one or more series with such designations, voting powers, if any, preferences, participating, optional or other special rights, and such qualifications, limitations and restrictions, as are determined by resolution of our Board of Directors. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of our Company without further action by stockholders and could adversely affect the rights and powers, including voting rights, of holders of common stock, with us acting in accordance with our corporate charter and by-laws. In certain circumstances, the issuance of preferred stock could depress the market price of the common stock. There are no shares of preferred stock outstanding.

Dividends. We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings to support operations and to finance future growth and expansion and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Transfer Agent and Registrar. Our transfer agent is Standard Registrar & Transfer, Inc. located at 12528 South 1840, East Draper, Utah, 84020. Their telephone number is (801) 571-8844.

Securities Authorized for Issuance Under Equity Compensation Plans. As of the fiscal year ended December 31, 2007, we have no shares of our common stock or preferred stock that are issuable under compensation plans approved by our security holders.

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

In addition to the reverse takeover, we entered into two purchase transactions pertaining to mining properties, each of which called for the issuance of restricted shares of the Company’s common stock as partial payment of the consideration.  On April 27, 2006, we completed the acquisition of 60% ownership interests in Qingshan Metal. Under the terms of the acquisition agreement, Qingshan Metal shareholders received an aggregate consideration of approximately $2.561 million. The amount of approximately $1.409 million was paid as a down payment in April 2006. The remaining portion of $1.152 million was subsequently settled on March 15, 2007 by issuing 284,810 shares of the Company’s common stock to the Qingshan Metal shareholders when the market price was $4.00 per share.

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

The Notes were issued pursuant to an Indenture, dated as of December 27, 2006, with the Bank of New York, as trustee. The Notes bear interest at 6.75% per annum (subject to increase in certain circumstances), payable semiannually, and has a maturity date of December 27, 2012.   At maturity, the Company will be required to repay the original principal amount of the Notes plus additional principal that accretes 5% per year (for a total of 30% additional principal at maturity).  The Notes are convertible at the option of the holders, at any time on or prior to maturity, into common shares of the Company at $3.20 per share (subject to adjustment in certain circumstances). The obligations under the Notes are secured by the common shares of the Company pledged under a Share Pledge Agreement among Citadel, Ms. Xiaojing Yu and Mr. Xueming  Xu , respectively, major shareholders of the Company, and the Bank of New York, as collateral agent. Pursuant to the Share Pledge Agreement, Ms. Yu and Mr. Xu have pledged 14,917,000 common shares and 1,870,000 common shares, respectively, owned by them, or approximately 79% of the issued and outstanding common shares of the Company.

In connection with the transaction, the Company and the major shareholders entered into a Voting Agreement, dated as of December 27, 2006, with Citadel.  Pursuant to the Voting Agreement, Citadel will have the right to designate a director on the Company’s board of directors and, in certain circumstances, a second independent director. Under the Indenture the Company is subject to liquidated damages of up to $200,000 if it does not fulfill these rights. Citadel later waived these rights.

In connection with the transaction, on December 27, 2006, the Company issued a warrant to American Eastern Securities, Inc., a financial advisor, and related parties for the purchase of 875,000 shares of the Company’s common stock at an exercise price of $3.20 per share, exercisable on or before 3 years from the date of grant.

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

NAME	COMMON SHARES
Xiaojing Yu	14,917,000
Xueming Xu	1,870,000
Helin Cui	200,000
Yu Dang	213,000
Xiaoming Yu	600,000
Xiaoyang Xu	100,000
Lun Xu	200,000
Long Yu	400,000
Qijiu Song	100,000
Ligang Wang	100,000
Trang Chong Hung	120,000
American Eastern Group, Inc.*	260,000
American Eastern Securities, Inc.*	90,000
EIC Investments, LLC*	90,000
Luminus Capital Management, Ltd. (Hong Kong) * Allied Merit International Investments, Inc. (BVI)*	220,000 520,000

*The entities and individuals acted as the financial advisors of the Company in the reverse takeover and the ensuing financing transaction.

Equity Compensation Plan Information

As of December 31, 2007, the Company has no equity compensation plan nor any shares reserved for the issuance of compensation options or other stock awards to its employees or directors.

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

BUSINESS STRATEGY

Expansion of Production Capacity to Meet Demand

▼ Fluorite

We extracted approximately 109,000 metric tons of fluorite ores in 2007. In early 2006, we started a 300,000 metric ton fluorite ore project at Xiangzhen Mining, which was completed in November 2007. In 2008, we expect to extract 210,000 metric tons of fluorite ores. In 2008, this project is expected to reach 70% of its designed annual capacity and from 2009 onward, we expect to increase our extraction capacity to 300,000 metric tons of fluorite ores per year.

We produced approximately 22,400 metric tons of refined fluorite powder in 2007. In early 2006, we started to build a 200,000 metric ton/year fluorite ore processing plant at the mine site. The new processing plant was completed and went into trial production in November 2007. In 2008, this project is expected to reach 70% of its designed annual capacity and produce 70,000 metric tons of fluorite powder. After reaching its full capacity in 2009, we expect to produce approximately 100,000 metric tons of refined fluorite powder per year.

▼Zinc, Copper and Lead

In 2007, Qianzhen Mining purchased approximately 42,000 metric tons of zinc-lead ore and processed 66,630 metric tons into zinc concentrate equivalent to 2,567 metric tons of zinc metal and 310 metric tons of lead metal. Due to its dependence on a third party supplier of ores for processing, Qianzhen Mining’s operation was materially impacted by an insufficient amount of ore supply and increased purchase cost from Zijin.

In 2007, Qingshan Metal extracted 59,000 metric tons of copper ores and processed copper concentrate equivalent to 71 metric tons of copper metal and supplied an additional 35,000 metric tons of copper ore to Qianzhen Mining. In the third quarter of 2007, Qingshan Metal stopped its processing operation and began to supply Qianzhen copper ore for its processing operation. In 2008, Qingshan Metal plans to expand its extracting capacity by increasing its investment in mine development and, after completion, expects to extract approximately 70,000-100,000 metric tons of copper and zinc ore per year, which will be supplied to Qianzhen Mining for processing.

In July 2006, Xingzhen Mining started to build a 200,000 metric ton/year zinc-copper ore mining and processing project at Keyinbulake Multi-Metal Mine in Buerjin County, Aletal Zone, Xinjiang Uygur Autonomous Region. This project is expected to go into production in first half of 2008 and is expected to produce approximately 100,000 metric tons of zinc and copper ores and process them into concentrates equivalent to 4,000 metric tons of zinc metal and 400 metric tons of copper metal in 2008.

In November 2007, We completed the acquisition of Tun-Lin Co. Ltd, a company that exists under the law of the Republic of Kyrgyzstan, which owns the 100% of the equity in Kichi Chaarat, whose major asset is the subsoil use right for (i) mining for gold, copper and other metals within the Kuru-Tegerek licensed area; and (ii) exploration for gold, copper and other metals within the Kuru-Tegerek licensed area. The purpose of the acquisition was to enable the Company to explore, develop and mine the potential reserves of the Kuru-Tegerek licensed area. In 2008, the Company will complete a development plan for the Kichi Chaarat deposit and start construction of a mining facility. The company will also engage in more explorations of the licensed areas and conduct further feasibility studies that will broaden our base of reserves at the Kichi Chaarat deposit.

Increased Exploration Activities

ü  Keyinbulake Cu-Zn Mine

Following the exploration in 2007, further exploration activities are planned in 2008 in the southern and northern parts of Keyinbulake Cu-Zn Mine. The exploration details are scheduled as follows:

Table1-3: Exploration Program for Keyinbulake Property

Item	Method	Unit	Quantity
Geology	Mapping and comprehensive study	-	-
Geophysical prospecting	Surface scanning	km2	15
	Depth measuring by induced polarization method	point	50
	“Mise—a—la—masse” method	km2	1
	TEM	km2	1
Drilling	Inclined hole	m	5000
Trenching	-	m3	6000
Assaying	Sampling and test	-	-

The above mentioned exploration activities shall be completed by Geophysical Prospecting Team of the Xinjiang Nonferrous Geophysical Prospecting Bureau at the end of August 2008 with a total budget of approximately $1.2 million, which will be funded by the Company.

ü  Kichi Chaarat Copper and Gold Mine

We have the program to conduct the exploration by the local geological service company in the region of Kuru-Tegerek in Kyrgyz. The exploration details are scheduled as follows:

Item	Unit	Quantity	Remark
Geology	Km	20	mapping
Trenching	m3	400
Drilling	M	400
Assaying	Piece	800

The total budget for the above exploration activities will amount to approximately $82,000, which will be funded by the company.

ü  Qingshan Metal

ü  We may have exploration activities in the licensed areas of Qingshan copper mine.

Acquire More Mineral Resources

To increase our reserve base and insure supply to our processing facilities, we plan to acquire domestic and foreign large-scale mines when the right opportunity arises. We also expect to acquire additional nonferrous metal mines and fluorite mines domestically that have good extracting and operating conditions and possess all necessary governmental licenses.

Expand into Down Stream Fluorine Chemical Business

To increase the profit margin of our business, we may plan to expand into the fluorochemical industry which enjoys a very high margin and a rapidly growing market through the strategic cooperation with the major participants in the fluorochemical industry.

RECAPITALIZATION AND REORGANIZATION

On July 14, 2006, American Federal Mining Group, Inc. (“AFMG”, the then holding company of China Shen Zhou’s PRC subsidiaries) completed the terms of a stock exchange agreement with Earth Products & Technologies, Inc. (“EPTI”). Pursuant to the stock exchange agreement, and as instructed by the Company, EPTI issued 20,000,000 shares of its common stock, of which 17,687,000 shares were issued to shareholders of AFMG, 1,013,000 shares to management of AFMG and 1,300,000 shares to the financial advisors of AFMG, in exchange for a 100% equity interest in AFMG, making AFMG a wholly-owned subsidiary of EPTI.

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

ACQUISITIONS IN 2007

Kichi-Chaarat Closed Joint Stock Company (“Kichi-Chaarat”)

On November 6, 2006, Xiangzhen Mining entered into contractual arrangements with Mr. Li Jiaxing and Mr. Huang Guan to appoint Mr. Li and Mr. Huang to acquire the entire ownership of Kichi Chaarat Closed Joint Stock Company (“Kichi Chaarat”) for cash consideration of $10,000,000 in aggregate. Mr. Li and Mr. Huang jointly owned Tun-Lin Limited Liability Company (“Tun-Lin”), which is a Kyrgyz Republic registered company. Pursuant to the arrangements, Tun-Lin will acquire the entire ownership in Kichi Chaarat from Altyn Minerals (BVI) Ltd. Subsequently, Xiangzhen Mining will acquire the entire ownership in Tun-Lin. The major asset of Kichi Chaarat is the subsoil use right for the purpose of (i) mining for gold and other metals within the Kuru-Tegerek licensed area, and (ii) exploration for gold and other metals within the Kuru-Tegerek licensed area. The purchase consideration was fully settled in 2006.

The acquisition was officially completed on December 26, 2007, when the Ministry of Justice of Kyrgyzstan officially approved the share transfer. The management believe with the completion of the acquisition, the company will be able explore, develop and mine the potential reserves at Kichi Chaarat deposit and potentially increase our reserve base in the nonferrous segment and enhance our earnings prospect in future.

ACQUISITION OF ADDITIONAL 10% EQUITY IN XINGHZEN MINING

In August 2007, the Company completed an acquisition of additional equity in Xingzhen Mining from Xinjiang Tianxiang New Technology Development Company Ltd and thus increased the company’s ownership of equity in Xingzhen Mining from 80% to 90%.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2007 AS COMPARED TO YEAR ENDED DECEMBER 31, 2006

Selected information from the Consolidated Statements of Operations

	For the years ended December 31,
	2007	2006
	(in thousands)	(in thousands)

Net revenue	$14,351	$22,205
Gross profit	6,507	13,411
- Gross profit margin	45%	60%
General and administrative expenses	6,741	5,707
Reverse takeover costs	-	4,777
Interest expenses	3,962	318
Net income (loss)	$(2,646)	$1,380

REVENUES. Net revenues for the year ended December 31, 2007 were $14.4 million, representing a $7.9 million or 35% decrease as compared to 2006. The decrease in net revenues is mainly attributable to Qianzhen Mining, whose zinc processing operations were materially impacted by an insufficient supply of zinc ores from a major third party supplier, which resulted in a reduction of revenue of 54% or approximately $8.4 million as compared to 2006. Net revenue from Xiangzhen Mining’s fluorite products increased 24.% to $6.6 million as compared to 2006 due to increased sales of processed fluorite powder and a favorable pricing environment driven by strong market demand. Xiangzhen Mining sold a total of 23,367 metric tons of processed fluorite powder, representing an increase of 82% compared to 2006 and the average selling price for fluorite powder increased 23.2% to $144 per metric ton. However, the high growth in our fluorite segment was insufficient to offset the production decline in Qianzhen Mining’s zinc processing operations.

Qingshan Metal, which was acquired in 2006, contributed net revenue of approximately $0.7 million for the year ended December 31, 2007, representing a decrease of 13% compared to 2006. Xingzhen Mining was still in development stage as of December 31, 2007 and had not contributed any revenue yet.

GROSS PROFIT AND GROSS PROFIT MARGIN. For the year ended December 31, 2007, gross profit was $6.5 million, representing a decrease of approximately 51% as compared to $13.4 million of 2006. Gross profit margin significantly dropped from 60% in 2006 to 45% in 2007. The decrease in gross profit margin is mainly due to the purchase price Qianzhen Mining paid to an independent third party supplier in order to obtain zinc ore as a raw material for its processing operation. The average cost of zinc ores purchased increased from $7.9 per metric ton in 2006 to $34.4 per metric ton in 2007, and the average selling price of zinc concentrates increased by 11% compared to 2006.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by approximately $1 million to $6.7 million in 2007 from $5.7 million in 2006. If not taking into account the common stock bonuses paid to management with a fair value of $2.97 million in 2006, the general and administrative expenses increased by approximately by $4 million in 2007. The significant increase in general and administrative expenses was primarily due to (i) increased compliance costs of $1.3 million pertaining to professional,legal and auditing services and implementation of a SOX404 project as a listed company (ii) increased staff salary of $0.6 million for newly recruited management and technical staff and (iii) increased administrative expense of $1.32 million by Xingzhen Mining mainly due to amortization of exploration right and an increase in exploration expenses. (iv) increased administrative expense of $0.38 million for Xiangzhen Mining’s Beijing Office and the newly acquired Tun-Lin in Kyrgyzstan.

INTEREST EXPENSE.  The total interest expense of $3.96 million is mainly due to the related cash and non cash interest expense and costs associated with the convertible bonds and related issuance cost in the fourth quarter of 2006. This includes: i) cash interest payment of $1.42 million for the three quarters ended September 30, 2007;ii) non cash principal accretion of approximately $1.42 million for the year ended December 31, 2007; iii) $70,000 of revaluation of the detachable warrant liability associated with the issuance; and iv) $0.84 million of amortization of deferred debt issuance costs and deferred financing cost for the year ended December 31, 2007. The total non cash interest expenditure is approximately $2.33 million.

NONRECURRING GAIN FROM DISPOSITION. The company disposed of one of its subsidiaries Tianzhen Mining, an exploration stage company located in Wuqia County, Xinjiang Uygur Autonomous Region in December 2007 and realized a gain of approximately $1.5 million. The following table presents the revenue, net loss from discontinued operations and net gain on disposal of Tianzhen Mining for the periods presented:

	Year ended December 31,
	2007	2006
	(in thousands)	(in thousands)

Revenue	$367	$228

Net loss from discontinued operations, net of income tax of nil	$(197)	$(1,324)

Net gain on disposal of subsidiary, net of income tax of nil	$1,504	$-

NET INCOME. Net loss for the year ended December 31, 2007 was $2.6 million, a decrease of $4 million compared to net income of $1.4 million for 2006. Basic earnings per share were $(0.12) or $(0.12) fully diluted for the year ended December 31, 2007.

SEGMENT PERFORMANCE ANALYSIS

(amounts in thousand)	Segment revenue		Segment profit (loss)
	2007	2006	2007	2006

Fluorite	$6,605	$5,312	$418	$(860)

Nonferrous metals	$7,746	$16,893	$422	$11,157

Fluorite

Fluorite segment revenue increased by 24.3% from $5.3 million for 2006 to $6.6 million for 2007. The increase was primarily due to the increases in sales volume in fluorite powder as well as an increase in selling prices for both fluorite powder and high grade ores. Xiangzhen Mining sold a total of 23,367 metric tons of processed fluorite powder, representing an increase of 82% compared to 2006 and the average sales price for fluorite powder increased 23.2% to $144 per metric ton. The sale of high grade fluorite ores decreased by 26% from 65,000 metric tons in 2006 to 48,000 metric tons in 2007 as a result of the Company’s initiative to produce more fluorite powder which enjoyed a good pricing environment and a robust market demand. Due to strengthening of cost control management, the unit cost of high grade fluorite ores and processed fluorite powder dropped $4.4 and $16 per ton respectively, resulting in an increase in the gross profit margin of 41% as compared to 15% in 2006.

Due to the high growth in our fluorite segment, revenue contributed from our fluorite segment accounted for 46% of the Company’s total revenue for the year ended December 31, 2007 as compared to 24% in 2006.

Our fluorite segment reported a segment profit of $418,000 for the year ended December 31, 2007 compared to a segment loss of $860,000 in 2006.

Xiangzhen Mining just completed a new fluorite processing plant with an annual processing capacity of 200,000 tons of ores in November 2007 and expects to utilize its new fluorite processing plant to produce 70,000 tons of fluorite powder in 2008, which would be an increase of 214% as compared to 2007.

Nonferrous metals

Nonferrous metals segment revenue for 2007 amounted to $7.7 million, representing a decrease of approximate $9 million or 52% compared to 2006. In addition, the nonferrous metals segment has reported a significant decrease in segment profit by 95% to $422,000 in 2007 from $11.2 million in 2006. The performance of the nonferrous metals segment was materially impacted by the decline of zinc processing operations of Qianzhen Mining, which experienced both a shortage of supply of zinc ores as a raw material and increased purchase costs of zinc ores from a major supplier of Qianzhen’s zinc ores.

Since October 2007 the Company has been actively seeking new suppliers of zinc ore in the Inner Mongolia region to diversify supplies and at the same time has planned additional capital investment at Qingshan Metal to increase its extraction capacity of copper and zinc ores in 2008 to satisfy the needs of Qianzhen Mining for raw material supply.

During 2007, the selling price for zinc concentrates slightly increased by approximately 11% with an average of $2,629 per ton of zinc metal compared to $2,364 per ton of zinc metal  in 2006.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $2.95 million as of December 31, 2007, a decrease of $16 million as compared to the balance at December 31, 2006 of $18.9 million. The significant decrease in cash position was mainly due to the capital expenditures into mine development, construction,purchase of processing plants and mining equipments at Xiangzhen Mining and Xingzhen Mining, which amounted to approximately $20 million in 2007.

Net cash provided by operating activities for the year ended December 31, 2007 was $3.5 million, as compared to $9.1 million for the year ended December 31, 2006. The decrease in operating cash flows was mainly due to the decreases in revenue and gross profits in 2007 as explained above.

Net cash used in investing activities of $17 million for the year ended December 31, 2007 was mainly represented by: (i) capital expenditure for mining development and capacity expansion projects at Xiangzhen Mining and Xingzhen Mining, which amounted to approximately $20 million (ii) cash in flow from disposition of one of our subsidiaries Tianzhen Mining, which amounted to $2.8 million

Net cash outflows from financing activities for the year ended December 31, 2007 was $3.5 million, which was mainly due to the repayment of short term bank loans of $1.3 million and $2.2 million paid to financing consultants in connection with issuance of convertible notes.

ENVIRONMENTAL

The Company’s mining and exploration activities are subject to various PRC laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with applicable laws and regulations in all material respects. The Company’s mining operations are subject to “Natural Resource Compensation Charges”, but the charging rate varies in different cities in the PRC. As of December 31, 2007 and 2006 Natural Resource Compensation Charges of $156,784 and $115,804, respectively, were charged to operations and included in cost of sales. For more information, please see Note 23 to the Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

CONVERTIBLE NOTES

On December 27, 2006, the Company entered into a Notes Purchase Agreement with Citadel Equity Fund Ltd. (“Citadel”), under the terms of which Citadel purchased a total of US$28,000,000 in convertible senor notes (“Notes”). The Notes have a maturity of December 27, 2012.

Conversion feature
The Notes are convertible at the option of the holders, at any time on or prior to maturity, into common shares of the Company. Pursuant to a Second Supplemental Indenture entered into between the Company and Citadel on September 28, 2007, the conversion price has been revised from $3.20 to $2.25 per share and is subject to adjustment in certain circumstances but shall in no event fall below $2.00 per share.  In addition, in no event shall the number of conversion shares issuable upon conversion of all the outstanding Notes exceed 49.90% of all outstanding shares upon the conversion of all of the outstanding Notes.

Consistent with EITF 98-05, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the intrinsic value of the beneficial conversion feature (“BCF”) on the commitment date, i.e. the Second Supplementary Indenture Date of September 28, 2007, has been recalculated: The change of conversion price in the Second Supplemental Indenture resulted in a BCF. The BCF was recognized on the effective date of September 28, 2007, as a discount and will be amortized using the effected interest rate method from September 28, 2007 to maturity date.

Redemption
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

Interest rate
The Notes initially bore interest at 6.75% per annum, which were subject to upward adjustments and were payable semi-annually. However, pursuant to the Second Supplemental Indenture entered into between the Company and Citadel on September 28, 2007, the interest rate has been revised as follows:

(a)	at the rate of 6.75% per annum of the Original Principal Amount of the Notes, from and including the Issue Date to and including September 30, 2007;

(b)	at the rate of 0.00% per annum of the Original Principal Amount of the Notes, from and including October 1, 2007 to and excluding December 31, 2007; and

(c)
at the rate of 1.75% per annum of the Original Principal Amount of the Notes, from and including the date of the listing of the Company’s common stock on AMEX (i.e. January 31, 2008, as further discussed in Note 31) to but excluding the Maturity Date.

Detachable warrants
Together with the issuance of the Notes, the Company issued a put warrant to one of the Company’s financial advisors in the transaction for the purchase of 875,000 shares of the Company’s common stock at an exercise price of $3.20 per share, exercisable on or before 3 years from the date of grant.  As of December 31, 2007, the fair value of the put warrant was $1,100,277. Further details of the warrants are disclosed in Note 14.

Debt issuance costs
The issuance costs directly associated with the Notes and the put warrant aggregated $2,522,497.  The amount was capitalized as deferred debt issuance costs, and is being amortized using the effective interest rate method over the term of the convertible loan, with the amounts amortized being recognized as interest expense. Any unamortized debt issuance costs remaining at the date of conversion of the loan will be recognized as interest expense in the period the conversion takes place. Amortization in aggregate for the years ended December 31, 2007 and 2006 were approximately $ 2,170,000 and $2,518,000 respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

INFLATION

The Company does not foresee any material adverse effects on its earnings as a result of inflation.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Mineral exploration costs are expensed according to the term of license granted to the Company. Extraction rights are stated at the lower of cost and recoverable amount.  When extraction rights are obtained from the government according to mining industry practice in the PRC, extraction rights and other costs incurred prospectively to develop the property are capitalized as incurred and are amortized using the units-of-production (“UOP”) method over the estimated life of the mineralized body based on estimated recoverable volume through to the end of the period over which the company has extraction rights. At the Company’s surface mines, these costs include costs to further delineate the mineralized body and remove overburden to initially expose the mineralized body. At the Company’s underground mines, these costs include the cost of building access ways, shaft sinking and access, lateral development, drift development, ramps and infrastructure development

Major development costs incurred after the commencement of production are amortized using the UOP method based on estimated recoverable volume in mineralized material. To the extent that these costs benefit the entire mineralized body, they are amortized over the estimated life of the mineralized body. Costs incurred to access specific mineralized blocks or areas that only provide benefit over the life of that area are amortized over the estimated life of that specific mineralized block or area.  Interest cost allocable to the cost of developing mining properties and to constructing new facilities, if any, is capitalized until assets are ready for their intended use.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to fully recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position and provide additional disclosures. We believe that implementation of SFAS 158 will have little or no impact on our Consolidated Financial Statements since we have no applicable plans.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company does not believe that this standard will significantly affect the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations,” (“SFAS No. 141(R)”). This standard will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS No. 160”), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This standard does not currently affect the Company.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

CONCENTRATION OF CUSTOMERS AND SUPPLIERS

During the year 2007 Wulatehouqi Zijin was the major supplier of Qianzhen Mining’s raw minerals and it provided 42,000 metric tons of zinc-lead ore for Qianzhen’s processing operations. Bayannaoer Zijin Nonferrous Metal Co., Ltd. (“Bayannaoer Zijin”, a related company of Wulatehouqi Zijin) was one of the major customers of Qianzhen Mining which contributed approximately $3.5 million or 24% of the Company’s consolidated net revenue. In addition to the aforementioned, our nonferrous metal product business had another significant customer, Baiyin Nonferrous Metals Co. Ltd, which accounted for approximately $3.2 million or 22% of our consolidated net revenue in 2007. Ningxia Jinhe Co. Ltd was one of the major customers for our fluorite business which contributed $2.6 million, accounting for 18% of consolidated net revenue for 2007.

ITEM 7.	FINANCIAL STATEMENTS.

Please see the “Consolidated Financial Statements of the Company”.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 27, 2007, the services of Chisholm, Bierwolf & Nilson, LLC (“Chisholm”), the firm that audited the financial statements of Earth Products & Technologies, Inc. (as the Company’s name before it was changed to China Shen Zhou Mining & Resources, Inc). for the year ended December 31, 2005, and e-Fang Accountancy Corp. (“e-Fang”), which had previously been engaged as the independent accounting firm for the Company’s subsidiary, American Federal Mining Group, Inc. (“AFMG”), an Illinois corporation, and its subsidiaries (which were acquired in a reverse acquisition in 2006), were dismissed by the Company, due to the engagement of the new auditors, as described below.

Effective February 27, 2007, the Company engaged Grobstein, Horwath & Company, LLP (“Horwath”), as its independent registered accounting firm to audit the financial statements of the Company and its subsidiaries for the fiscal year ended December 31, 2006.

Chisholm performed audits of the Company’s financial statements for each of the years ended December 31, 2005 and 2004.  Their audit reports did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.   e-Fang has performed audit work for the Company’s subsidiary, AFMG and its subsidiaries.  e-Fang also provided review service in connection with the Company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2006.

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

During the two most recent fiscal years and through the date hereof, neither the Company nor any one on behalf of the Company has consulted with Horwath regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any other matters required to be disclosed under Item 304(a) (1)(iv) of Regulation S-B.

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

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. This evaluation was done under the supervision and with the participation of our principal executive officer and principal financial officer. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treasury Commission. Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer have concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of U.S. GAAP as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered “material weaknesses”. The Public Company Accounting Oversight Board has defined a material weakness as a “deficiency, or combination of deficiencies, in internal control over financial reporting (ICFR) such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s ICFR.”

The significant deficiencies we identified in the prior year in our internal controls and disclosure controls related to the application of U.S. GAAP were in adopting an inappropriate period to depreciate and amortize property, plant and equipment, including extraction and exploration rights; inappropriate capitalization of exploration expenses; and inappropriate classification of balance sheet and income statement balances. These deficiencies, when taken together, resulted in a conclusion that the Company’s controls suffered from a material weakness as of December 31, 2006. In 2007, we have remedied all these significant deficiencies except the failure to provide for an allowance for doubtful accounts in accordance with the Company’s policy by means of implementation of the remediation program we planed in the prior year. This deficiency still resulted in a conclusion that the company’s controls suffered from a material weakness as of December 31, 2007.

Because of the identification of the misapplication of U.S. GAAP, our management has concluded that, as of December 31, 2007, our internal controls over financial reporting were not effective.

Remediation of Material Weaknesses

In light of the conclusion that our Company’s internal control over financial reporting was not effective, our management has developed a plan intended to remediate such ineffectiveness and to strengthen our internal controls over financial reporting through the implementation of certain remedial measures, which include:

1) Continue enhancing our U.S. GAAP training program for our existing personnel and recruiting additional professional personnel;

2) Improving the collection from our head office and our subsidiaries of financial data required to produce U.S. GAAP statements, standardizing the data collection procedures and assigning data collection responsibilities to designated personnel;

3) Implementing the appropriate procedures to provide for an allowance for doubtful accounts in accordance with the Company’s policy.

We will continue these efforts until we are satisfied that all “material weaknesses” have been eliminated. We expect that resolution of all of these issues will take place before the end of 2008.

Changes in Internal Control over Financial Reporting

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION.
On November 26, 2007, China Shen Zhou Mining & Resources, Inc. completed the acquisition of 100% ownership interests in Tun-Lin for a cash consideration of $10 million. Tun-Lin was incorporated on June 1, 2005 under the laws of the Kyrgyz Republic. Mr. Li and Mr. Huang jointly owned Tun-Lin Limited Liability Company (“Tun-Lin”), a Kyrgyz Republic registered company. On November 6, 2006, Inner Mongolia Xiangzhen Mining Group, Ltd. (“Xingzhen”) entered into a Stock Purchase Agreement with Mr. Li Jiaxing and Mr. Huang Guan.  Pursuant to the Stock Purchase Agreement, Xiangzhen appointed Mr. Li and Mr. Huang to acquire the entire ownership of Kichi-Chaarat Closed Joint Stock Company, a Kyrgyz Republic registered company (“Kichi-Chaarat”) at a cash consideration of $10,000,000 in aggregate.   Pursuant to the arrangements, Tun-Lin will acquire the entire ownership in Kichi-Chaarat from Altyn Minerals (BVI) Ltd.  Subsequently, Xiangzhen Mining will acquire the entire ownership in Tun-Lin.  The purchase consideration for the acquisitions was fully settled in 2006.

Tun-Lin’s principal asset consists of a 100% ownership interest in Kichi Chaarat, which was incorporated in Bishkek, Kyrgyzstan. Kichi Chaarat’s major asset is the subsoil use right for (i) mining for gold, copper and other metals within the Kuru-Tegerek licensed area; and (ii) exploration for gold, copper and other metals within the Kuru-Tegerek licensed area. The purpose of the acquisition was to enable the Company to explore, develop and mine the potential reserves of the Kuru-Tegerek licensed area.

On December 10, 2007, the Company completed the sale of all its ownership interests in Xinjiang Wuqia Tianzhen Mining Co., Ltd. (“Tianzhen Mining”), a subsidiary of the Company within the nonferrous metals segment. The Company received cash proceeds of HK$22 million (equivalent to approximately $2,759,000) and assumed all debts incurred by Tianzhen Mining before the date of sale which amounted to $168,556. The terms of the transaction also provide for additional compensation of HK$10 million (equivalent to approximately $1,253,690) payable by the buyer to the Company if a qualified geological exploration and exploitation authority issues an official report to certify a reserve of over 200,000 tons copper, lead or zinc minerals in the Jiangejier Lead-Zinc Deposit covered by Tianzhen’s exploration right.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Set forth below is certain information concerning each of the directors and executive officers of the Company as of March 20, 2008. None of our directors or executive officers holds directorships in other public companies as of March 20, 2008 except Gene Michael Bennett who is also an independent director for China Fire & Security Group, Inc (NasdaqCM:CFSG ) and Kunming Shenghuo Pharmaceutical (AMEX: KUN) and Feng Bai who is also an independent director for Fushi Copperweld Inc. (NasdaqGM: FSIN) and Harbin Electric Inc. (NasdaqGM: HRBN). The directors listed below will serve until the Company’s next annual meeting of the stockholders:

Name	Age	Position
Xiao-Jing Yu	51	Director, CEO and Chairman of the Board
Xueming Xu	47	Director, President and Chief Operating Officer
Helin Cui	52	Director
Steven Jiao	46	Chief Financial Officer
Youming Yang	53	Director
Jian Zhang	66	Director, Chairman of Corporate Governance and Nominating Committee
Feng Bai	37	Director, Chairman of Compensation Committee
Qijiu Song	45	Vice President and Chief Technology Officer
Ligang Wang	47	Vice President and President of Qianzhen Mining
Gene Michael Bennett	60	Director and Chairman of Audit Committee

Ms. Xiaojing Yu has served as Director, Chief Executive Officer and Chairman of the Board of Directors of the Company since September 15, 2006. She has over 20 years’ experience in the mining industry. She currently also serves as director and chairwoman of Inner Mongolia Gulatehou Banner Qianzhen Mining and Processing Co., Ltd and Inner Mongolia Xiangzhen Mining Co., Ltd. She has served in that capacity since May 2002. Prior to that, she was the general manager of Dalian Zhikun Metal Materials Co. Ltd and finance manager of Gansu Baiyin Nonferrous Industrial Corporation. Ms. Yu also serves as the Executive Vice President of China Fluorite Industry Association. She attended an advanced Management Program run by Tsing Hua University.

Mr. Xueming Xu has serves as Director, President and Chief Operating Officer. He has more than 20 years’ experience in the mining industry.  He is currently director and President of Inner Mongolia Gulatehou Banner Qianzhen Mining and Processing Co., Ltd and of Inner Mongolia Xiangzhen Mining Co., Ltd. He has served in that capacity since May 2002. Prior to that, Mr. Xu served as technician, vice-superintendent and superintendent at Inner Mongolia’s Huiyaokou Iron Ore Plant and deputy general manager of Inner Mongolia Dongshengmiao Mining Co., Ltd. Mr. Xu graduated from Lianyungang College of Chemical Mining and attended an advanced Management Programme run by Tsing Hua University.

Mr. Helin Cui serves as Director. He has more than 20 years’ experience in the mining industry. He is currently a director and deputy chairman of Inner Mongolia Gulatehou Banner Qianzhen Mining and Processing Co., Ltd and of Inner Mongolia Xiangzhen Mining Co., Ltd. He has serves in that capacity since May 2002. Prior to that, Mr. Cui worked at Gansu Province’s No. 3 Geological Team as a technician, engineer and team leader and deputy general manager at Baiyin Trading Company in Gansu Province. He graduated from the Xi'an Geology College.

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

Mr. Jian Zhang serves as Director. He has over 30 years’ experience in nonferrous mining, project construction and management and is currently an external director of China Construction Materials Company Ltd. Prior to that, Mr. Zhang was President of China Nonferrous Mining Construction Group from September 2003 to August 2005. He served as President of China Nonferrous Mining Construction Group April 2002 to September 2003. Mr. Zhang graduated from the environmental engineering department of Xi’an Mining Architecture College in 1968.

Mr. Feng Bai serves as Director. He has served as managing director of Lighthouse Consulting Ltd. in Hong Kong since February 2003.  Mr. Bai has been active in advising foreign corporations to invest and set up joint ventures in China.   Since 1999, Mr. Bai has been doing business in China mainly in consulting, investment and brand name agency services.  Prior to that, Mr. Bai worked at the investment banking division of Banco Santander assisting clients and completing deals in Asia from 1997 to 1999.  Mr. Bai received his MBA degree from Harvard Business School in 1997 and graduated from Babson College in 1993 with a BS in Financial Investment and International Business Administration.  Mr. Bai sits on the board of Harbin Electric Inc., a U.S.-listed company that designs, develops and manufactures lineal motors and special electric motors.

Mr. Steven Ying Jiao serves as Chief Financial Officer. He has over 15 years’ experiences in corporate finance and accounting, operations and domestic and international capital markets. From 1992 to 2002, He served as corporate planning director and financial controller at China World Trade Center Company Ltd. From January 2002 to June 2005, Mr. Jiao Ying served as CFO and later as COO at Zoom Technologies Inc., a venture capital investment by Newbridge Capital Ltd. Mr. Jiao served as Assistant President at Tianjin Tiens Group before he joined this Company. He graduated from Shanghai foreign Studies University with bachelor’s degrees in English and International Journalism and from Beijing University of International Economics and Trade with an MBA degree in corporate finance.

Mr. Gene Michael Bennett is Director and Chairman of the Audit Committee. He has over 25 years’ experience as CFO,   Professor and Consultant. His abundant working experience in China has assisted Chinese firms to develop "Good Corporate Governance" and transparent infrastructures.   He is a CPA (inactive), and has experience working for one of the top auditors in the world, Grant Thornton. He  graduated from Michigan State University. Currently, he also holds positions for other two US-listed Chinese companies: China Fire & Security Group, Inc (NasdaqCM:CFSG ) (Independent  Director & Chairman of Audit Committee)  and Kunming Shenghuo Pharmaceutical (AMEX: KUN) (Independent Director)

Mr. Qijiu Song serves as Vice President. He has more than 15 years’ experience in mine exploration. Since October 2005, he has been vice general manager of Xiangzhen Mining, responsible for production. From June 2004 to September 2005, he was general manager of Xinjiang Silver Mine Development Co. Ltd. From September 1987 to May 2004, Mr. Song worked at Xiao Tie Shan Pb-Zn Mine of Gansu Silver Company, as technician, team leader, production and technology engineer, vice superintendent and chief engineer. Mr. Song received his BA degree from Kunming Science and Technology University in 1987.

Mr. Ligang Wang serves as Vice President. Since July 2002, he has served as President of Qianzhen Mining. He has more than 20 years’ experience in mine management. From January 1986 to June 2002, he worked as plant manager in the Wulatehou Banner Baynnur Mining.

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

During the fiscal year ended December 31, 2007, our executive officers, directors or beneficial owners of more than ten percent (10%) of our capital shares were required to file reports on Form 3 or Form 4. During 2007, the following directors and executive officers failed to timely report stock grants on Form 3 or Form 4:

Reporting Person	Number of Late Reports	Number of Unreported Transactions	Known Failures to Supply reports.
Steven Jiao Feng Bai Youming Yang Qijiu Song Ligang Wang Jian Zhang	-1 -1 -1 -1 -1 -1

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”) that is applicable to all employees, consultants and members of the Board of Directors, including the Chief Executive Officer, Chief Financial Officer and Secretary. This Code embodies our commitment to conduct business in accordance with the highest ethical standards and applicable laws, rules and regulations. We will provide any person a copy of the Code, without charge, upon written request to the Company. Requests should be addressed in writing to: Fulun Song, office of the Board of Directors, China Shen Zhou Mining & Resources, Inc., No. 166 Fushi Road, Zeyang Tower, Suite 305, Shijingshan District, Beijing, China 100043.

Director Nominees Recommended by Stockholders

We have not implemented any changes to the procedures by which stockholders may recommend nominees to our board of directors since we last disclosed those procedures in our most recent proxy statement.

Board Composition; Audit Committee and Financial Expert

Our Board has seven (7) members, of which four (4) are independent directors. The independent directors are Gene Michael Bennett, Jian Zhang, Feng Bai and Youming Yang. We have an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee. The Audit Committee has been established as a separately-designated standing committee in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee has at least one member, Mr. Gene Michael Bennett, who meets the definition of an “audit committee financial expert” under SEC rules and whom the Board has determined to be “independent”.

Audit Committee. The Audit Committee is currently comprised of Gene Michael Bennett, Feng Bai and Jian Zhang, with Gene Michael Bennett as the chairman, each of whom are “independent” as that term is defined by SEC rules and under the American Stock Exchange listing standards. The Audit Committee is directly responsible for the appointment, retention and oversight of the work of any independent accountants employed by the Company for the purpose of preparing or issuing an audit report or related work or performing other audit, review or other services. Any such registered public accounting firm must report directly to the Audit Committee. The Audit Committee has the ultimate authority and responsibility to evaluate and, where appropriate, replace the registered public accounting firm.

Compensation Committee. The Compensation Committee is responsible for the administration of all salary, bonus and incentive compensation plans for our officers and key employees. The members of the Compensation Committee are Feng Bai, Jian Zhang and Youming Yang, with Feng Bai as the chairman, all of whom are “independent” directors.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for overseeing, reviewing, and making periodic recommendations concerning the company’s corporate governance policies and recommending candidates for election to the Company’s Board of Directors. The committee also oversees our adherence to our corporate governance standards. The members of the committee are Jian Zhang, Feng Bai, and Youming Yang with Jian Zhang as the chairman.

ITEM 10.	EXECUTIVE COMPENSATION.

The Company had no officers or directors whose total annual salary and bonus during 2006 exceeded $100,000.

Summary Compensation Table

Name and Principal Underlying Positions (a)	Year (b)	Salary (c)	Bonus (d)	Option Awards (e)	Stock Awards (f)	Non-equity Incentive Plan Compensation (g)	Nonqualified Deferred Compensation Earnings (h)	All Other Compensation (i)	Total (j)
Xiaojing Yu, CEO	2007	$83,528	$0	$0	$0	$0	$0	$0	$83,528
	2006	$51,667	$0	$0	$0	$0	$0	$0	$51,667
Xueming Xu, President and COO	2007	$25,941	$0	$0	$0	$0	$0	$0	$25,941
	2006	$15,769	$0	$0	$0	$0	$0	$0	$15,769
Steven Jiao, CFO*	2007	$49,569	$0	$0	$0	$0	$0	$0	$49,569
Ligang Wang, Vice President, Prsident of Qianzhen Mining*	2007	$10,017	$0	$0	$0	$0	$0	$0	$10,017
Qijiu Song, Vice President and CTO*	2007	$9,621	$0	$0	$0	$0	$0	$0	$9,621
John W. Petes **	2006	$0	$0	$0	$0	$0	$0	$0	$0

* Steven Jiao, Ligang Wang and Qijiu Song were appointed on April 11, 2007.
** John W. Peters was president from January 1 2006 to September 15, 2006.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2007, the Company currently does not have any equity compensation plans in place.

Director Compensation

We paid all directors in 2007 as follows:

Name (a)	Fees Paid in Cash (b)	Stock Awards (c)	Option Awards (d)	Non-Equity Incentive Plan Compensation (e)	Nonqualified Deferred Compensation Earnings (f)	All Other Compensation (g)	Total (h)
Helin Cui	$25,959	—	—	—	—	234,009	$259,968
Yonming Yang*	$15,800	—	—	—	—	—	$15,800
Jian Zhang*	$15,800	—	—	—	—	—	$15,800
Feng Bai*	$11,897	—	—	—	—	—	$11,897
Gene Michael Bennett*	$3,667	—	—	—	—	—	$3,667

*Independent director
We currently pay an independent director the compensation of $15,800 per year from the date of their appointment, excluding the Chairman of Audit Committee who is paid annual compensation of $22,000 per year.

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

The following table sets forth certain information as of March 20, 2008 relating to the beneficial ownership (as defined by the rules of the SEC) of shares of common stock by (i) each person who owns beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our executive officers as of March 20, 2008, and (iv) all of our executive officers and directors as a group.

	Amount and Nature of Beneficial Ownership(1)
Name and Address	Number of Shares (2)	Percentage Owned (3)
Xiaojing Yu	14,917.000	65.43%
Xueming Xu	1,870,000	8.20%
Helin Cui	200,000	*
Qijiu Song	100,000	*
Ligang Wang	100,000	*
American Eastern Securities, Inc. (4)	2,060,000	9.04%
Directors and executive officers as a group (5 persons)	17,187,000	75.39%

* Less than 1%

(1)
As of March 20, 2008, there were 22,214,514 shares of common stock outstanding. Each person named above has sole investment and voting power with respect to all shares of the common stock shown as beneficially owned by the person, except as otherwise indicated below.

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

(3)
In determining the percent of common stock owned by a person (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the shares of common stock outstanding as of December 31, 2007, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)
Held by American Eastern Group, Inc., American Eastern Securities, Inc., EIC Investments, LLC, and Trang Chong Hung individually. The shares so held are directly or indirectly owned by Trang Chong Hung and his family members.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On June 25, 2007, the Company entered into a share transfer agreement with Xinjiang Tianxiang New Technology Development Co. Ltd, the minority shareholder of Xiangzhen Mining to acquire an additional 10% ownership interest in Xingzhen Mining for a cash consideration of $479,150. On August 10, 2007, the share transfer agreement was approved by the China local government authorities. As a result, the Company’s shareholding in Xingzhen Mining has increased from 80% to 90%.

Xinjiang Tianxiang New Technology Development Co., Ltd, the minority shareholder of Xingzhen Mining, provided exploration services to Xingzhen Mining for a related service fee paid by the Company of $974,621.

ITEM 13.	EXHIBITS

Statements filed as part of this Report

Exhibits

The following documents are filed as exhibits herewith or incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibit
2

Stock Exchange Agreement by and among Earth Products & Technologies, Inc., American Federal Mining Group, Inc. and shareholders of American Federal Mining Group, Inc., dated July 14, 2006 (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on July 20, 2006)

3.1	Amended and Restated Articles of Incorporation of the Company, effective December 13, 2006 (Incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)
3.2	Bylaws of the Company adopted on November 27, 2006 (Incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)
3.3	Bylaws of China Shen Zhou Mining & Resources, Inc., dated November 2, 2007. (Incorporated by reference to the Company’s 8-k filed with SEC on November 05, 2007.)
10.1	Indenture dated December 27, 2006 (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 29, 2006)
10.2

Note Purchase Agreement by and between the Company and Citadel Equity Fund, Ltd., dated December 21, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 29, 2006).

10.3	Voting Agreement by and between the Company, Xiaojing Yu, Xueming Xu and Citadel Equity Fund, Ltd. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 29, 2006).
10.4

Service Agreement for Going Public between Inner Mongolia Xiangzhen Mining Group Co. Ltd and American Eastern Group, Inc., dated November 1, 2006, and as amended on December 10, 2006 (Incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)

10.5	Stock Option Agreement by and between the Company and American Eastern Group, Inc., dated December 3, 2005 (Incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)
10.6

Stock Option Agreement by and between the Company and Shenzhen DRB Investment Consultant, Limited, dated December 3, 2005 (Incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)

10.7

Letter Agreement by and between the Company and American Eastern Securities, Inc., dated November 1, 2006, as amended on December 27, 2006 (Incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)

10.8

Stock Purchase Agreement by and between American Federal Mining Group, Inc. and Xinjiang Buerjin County Xingzhen Mining Co., Ltd., dated April 28, 2006, as amended on July 6, 2006 and July 20, 2006 (Incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)

10.9

Stock Purchase Agreement by and between American Federal Mining Group, Inc. and Inner Mongolia Qingshan Nonferrous Metal Development Co., Ltd., dated April 12, 2006, as amended on July 8, 2006 and July 20, 2006 (Incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)

10.10

Share Equity Acquisition Agreement by and between Inner Mongolia Xiangzhen Mining Group, Ltd. and Jiaxing Li and Guan Huang, dated as of November 6, 2006 (Incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)

10.11

Industrial Product Sales Contract by and between Inner Mongolia Wulatehouqi Qianzhen Ore Processing Co., Ltd. and Baiyin Nonferrous Metal Group. Co., Ltd., dated July 28, 2006 (Incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)

10.12

Refined Zinc Ore Supply Agreement by and between Wulatehouqi Qianzhen Ore Processing Co., Ltd. and Zijin Nonferrous Metal Co., Ltd., dated as of March 26, 2006 (Incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)

10.13

Contract by and between Wulatehouqi Qianzhen Ore Processing Co., Ltd. and Wulatehouqi Zijin Mining Co., Ltd., dated as of December 10, 2006 (Incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)

Exhibit Number	Description of Exhibit
10.14

Fluorite Purchase Agreement by and between Inner Mongolia Xiangzhen Fluorite Industrial Co., Ltd. and Langfang Xinda Iron Alloy Co., Ltd., dated as of April 23, 2006 (Incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)

10.15

Contract by and between American Federal Mining Group, Inc., Xiaojing Yu and Inner Mongolia Wulatehouqi Qianzhen Ore Processing Co., Ltd., dated as of February 16, 2006 (Incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)

10.16

Industrial Product Sales Contract by and between Inner Mongolia Xiangzhen Mining Co., Ltd. and Beijing Capital Steel Company Limited by Shares, dated as of March 31, 2005 (Incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)

10.17

Fluorite Powder Supply Agreement by and between Ningxia Jinhe Chemical Co., Ltd. and Inner Mongolia Xiangzhen Mining Group Co., Ltd. dated as of April 3, 2006 (Incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)

10.18

Working Capital Loan Agreement by and between Inner Mongolia Xiangzhen Mining Group Co., Ltd. and China Industrial and Commerce Bank, dated as of November 30, 2006 (Incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)

10.19
Equity Transfer Agreement, dated as of December 10, 2007, by and among Inner Mongolia Xiangzhen Mining Group Co Ltd., Xiaojing Yu, and Dechang Wang, incorporated by reference to the Company’s 8-k filed with SEC on December 12, 2007.

*10.20	Stock Purchase Agreement by and between Inner-Mongolian Xiangzhen Mining Group Ltd. Co and Xinjiang Tianxiang Development Co. of New Technology, dated June 25, 2007.
14.1	Code of Ethics, dated as of April 16, 2007 (Incorporated by reference to the Company’s Form 10-KSB filed on April 17, 2007.)
*21	Subsidiaries of the Company.
*31.1	Statement of Chief Executive Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.
*31.2	Statement of Chief Financial Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.
*32.1	Statement of Chief Executive Officer Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.
*32.2	Statement of Chief Financial Officer Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.

* Filed here with..

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Grobstein, Horwath & Company, LLP (“Horwath”), has audited our financial statements annually since the 2006 fiscal year. In addition e-Fang Accountancy Corp. (“e-Fang”), which audited the financial statements of American Federal Mining Group, Inc. before our reverse takeover, also performed audited services for us in 2005 and reviewed our quarterly report on Form 10-QSB for the quarter ended September 30, 2006. All of the services described below were approved by our Board of Directors prior to rendering of services by our independent accountant. The Board of Directors has determined that the payments made to our independent accountant for these services are compatible with maintaining such auditor's independence.

Audit Fees. The aggregate fees billed by Horwath for professional services rendered for the audit and review services of the Company’s financial statements for the fiscal year ended December 31, 2007 were $389,800.

Audit-Related Fees. The fees for related services by Horwath for the fiscal years ended December 31, 2007 were $60,500, including $ 50,000 for the 2006 8-K/A filings and $ 10,500 for the SEC comment letter response in October 2007.

Tax Fees. There were no fees for tax compliance, tax advice or tax planning services by Horwath for the fiscal years ended December 31, 2006 and December 31, 2007.

All Other Fees. There were no other fees for either audit-related or non-audit services billed by Horwath for the fiscal years ended December 31, 2006 and December 31, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SHEN ZHOU MINING & RESOURCES, INC.

By:	/s/ Xiaojing Yu
Xiaojing Yu
Director, Chief Executive Officer, and Chairman of the Board

Date:April 11, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiaojing Yu	Chief Executive Officer	April 11 2008
Xiaojing Yu	(Principal Executive Officer)

/s/ Steven Jiao	Chief Financial Officer	April 1, 2008
Steven Jiao	(Principal Financial and Accounting Officer)

/s/ Helin Cui	Director,	April 11, 2008
Helin Cui

/s/ Feng Bai	Director	April 11, 2008
Feng Bai

/s/ Xueming Xu	Director	April 11, 2008
Xueming Xu

/s/ Gene Michael Bennett	Director	April 11, 2008
Gene Michael Bennett

/s/ Jian Zhang	Director	April 11, 2008
Jian Zhang

/s/ Yang Youming	Director	April 11, 2008
Yang Youming

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of China Shen Zhou Mining & Resources, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Shen Zhou Mining & Resources, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the two years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Shen Zhou Mining & Resources, Inc. and Subsidiaries as of December 31, 2007 and 2006, the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ GROBSTEIN, HORWATH & COMPANY LLP

Sherman Oaks, California
April 9, 2008

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$2,949	$18,900
Available for sale securities - margin deposit	-	412
Accounts receivable, net	2,481	945
Refundable investment deposit	-	1,025
Other deposits and prepayments, net	1,254	4,029
Inventories	1,639	1,285
Due from related parties	-	71
Current assets of discontinued operations	-	206
Total current assets	8,323	26,873

Investment deposit	-	10,000
Available for sale investment	137	-
Property, machinery and mining assets, net	47,094	15,498
Deferred debt issuance costs	2,170	2,518
Deferred income tax assets	507	431
Goodwill	1,070	1,001
Plant, equipment and mining assets of discontinued operations	-	861
Total assets	$59,301	$57,182

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$718	$623
Fair value of detachable warrants liability	1,100	1,030
Short term bank loans	1,314	2,668
Other payables and accruals	3,469	7,226
Taxes payable	257	567
Due to related parties	2,062	212
Current liabilities of discontinued operations	-	147
Total current liabilities	8,920	12,473

Convertible notes payable	21,186	26,989
Deferred tax liabilities	1,201	-
Total liabilities	31,307	39,462

Minority interests	144	258

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Amounts in thousands, except share data)

	December 31,	December 31,
	2007	2006

Commitment and contingencies (Note 24)

STOCKHOLDERS’ EQUITY:
Common Stock, $0.001 par value:
Authorized - 50,000,000 shares (2006: 50,000,000 shares)
Issued and outstanding 22,214,514shares (2006: 21,297,700 shares)	$22	$21
Additional paid-in capital	25,251	13,865
PRC statutory reserves	1,672	1,111
Accumulated other comprehensive income	2,112	600
Retained earnings (deficit)	(1,207)	1,865
Total stockholders’ equity	27,850	17,462
Total liabilities and stockholders’ equity	$59,301	$57,182

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)

	For the Years Ended
	December 31,
	2007	2006

Net revenue	$14,351	$22,205
Cost of sales	(7,844)	(8,794)
Gross profit	6,507	13,411
Operating expenses:
Selling and distribution expenses	(223)	(185)
General and administrative expenses	(6,741)	(5,707)
Income (loss) from operations	(457)	7,519
Other income (expense):
Reverse takeover costs	-	(4,777)
Interest expense	(3,962)	(318)
Other, net	397	63
Income (loss) from continuing operations before income taxes and minority interests	(4,022)	2,487
Income tax (expenses) benefits	(45)	185
Income (loss) from continuing operations before minority interests	(4,067)	2,672
Minority interests	114	32
Income (loss) from continuing operations	(3,953)	2,704

Discontinued operation (Note 4)
Loss from operations of discontinued component, net of taxes	(197)	(1,324)
Gain on disposal of discontinued subsidiary, net of taxes	1,504	-
Income(loss) from discontinued operations	1,307	(1,324)

Net income (loss)	(2,646)	1,380
Other comprehensive income (loss):
Foreign currency translation adjustments	1,512	557
Comprehensive income (loss)	$(1,134)	$1,937

Income (loss) per common share - basic
From continuing operations	(0.18)	0.14
From discontinued operations	0.06	(0.07)
Net income (loss)	$(0.12)	$0.07

Income (loss) per common share - diluted
From continuing operations	(0.18)	0.10
From discontinued operations	0.06	(0.05)
Net income (loss)	$(0.12)	$0.05
Weighted average common shares outstanding
Basic	21,959	18,735
Diluted	21,959	27,485

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Years Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(2,646)	$1,380
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from operations of discontinued component, net of income tax benefits	197	1,324
Gain on sale of discontinued operations, net of income taxes	(1,504)	-
Provision for doubtful accounts	39	2
Impairment provision for fixed assets	60	-
Depreciation and amortization	2,415	1,379
Fair value of shares issued to management as management bonus	-	2,972
Fair value of shares and option issued to financial advisors for advisory services	-	4,577
Losses on write down of long-lived assets	-	455
(Income) loss from investments	86	(90)
Income tax (expenses) benefits	(43)	(216)
Fair value adjustment of warrants	70	-
(Gain) Loss on disposal of fixed assets	109	(50)
Interest expenses	1,417	-
Amortization of deferred financing costs	496	-
Amortization of debt issuance costs	348	-
Minority interests	(100)	(32)
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	(1,575)	(308)
Deposits and prepayments	2,930	(3,754)
Inventories	(354)	1,199
Due from related companies	71	(71)
Increase (decrease) in -
Accounts payable	95	(154)
Other payables and accruals	1,007	357
Taxes payable	(328)	146
Due to related parties	805	228
Net cash provided by operating activities from continuing operations	3,595	9,344
Net cash used in operating activities from discontinued operations	(45)	(249)
Net cash provided by operating activities	3,550	9,095

Cash flows from investing activities:
Proceeds from sale of property, machinery and mining assets	-	1,342
Purchases of property, machinery and mining assets	(19,632)	(5,393)
(Increase) decrease in investment deposits	888	(11,025)
Acquisition of subsidiaries, net of cash and cash equivalents acquired	(403)	(2,312)
Decrease (increase) in available-for-sale securities - margin deposit	326	(322)
Net cash used in investing activities of continuing operations	(18,821)	(17,710)
Net cash provided by disposal of discontinued operations	2,759	-
Purchases of property, machinery and mining assets of discontinued operations	(544)	(180)
Net cash used in investing activities	(16,606)	(17,890)

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	For the years ended
	December 31,
	2007	2006

Cash flows from financing activities:
Proceeds from issuance of convertible bond	$-	$27,772
Issuance costs of convertible note	(2,156)	-
Repayments of short-term borrowings	(1,354)	(680)
Net cash (used in) provided by financing activities	(3,510)	27,092

Foreign currency translation adjustment	615	330

Net (decrease) increase in cash and cash equivalents	(15,951)	18,627

Cash and cash equivalents at the beginning of the period	18,900	273
Cash and cash equivalents at the end of the period	$2,949	$18,900

Non-cash investing and financing activities
Shares issued to management bonus	$-	$2,972
Shares issued to financial advisors for advisory services	$-	$3,813
Stock options granted to financial advisors	$-	$764
Issuance of shares for acquisition	$3,670	$-
Additional capital caused by the reduction of conversion price from $3.2 to $2.25	$7,716	$-

Supplemental disclosures of cash flow information
Cash paid for interest expenses	$1,631	$318
Cash paid for income tax	$45	$32

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Amounts in thousands)

	Common Stock		Additional	Retained		Accumulated other	Total
	Number of		paid-in	PRC Statutory	Earnings	comprehensive	stockholders'
	Shares	Amount	capital	reserves	(deficit)	income	equity
Balance at January 1, 2006	17,687	18	$6319	$498	$1 ,098	$43	$7976
Original EPTI shareholders	1,298	1	(1)	-	-	-	-
Shares issued to financial advisors for advisory services at $2.9335 per share on September 15, 2006	1,300	1	3,813	-	-	-	3,814
Shares issued to management at $2.9335 per share on September 15, 2006	1,013	1	2,970	-	-	-	2,971
Issue of shares option to financial advisors	-	-	764	-	-	-	764
Net income for the year ended December 31, 2006	-	-	-	-	1,380	-	1,380
Appropriation of PRC statutory reserves	-	-	-	613	(613)	-	-
Foreign currency translation adjustment	-	-	-	-	-	557	557

Balance at December 31, 2006	21,298	21	13,865	1,111	1,865	600	17,462
Issuance of shares for acquisitions	917	1	3,670	-	-	-	3,671
Discount of issuing the convertible notes	-	-	7,716	-	-	-	7,716
Net loss for the year ended December 31, 2007	-	-	-	-	(2,646)	-	(2,646)
Appropriation of PRC statutory reserves	-	-	-	426	(426)	-	-
Foreign currency translation adjustment	-	-	-	135	-	1,512	1,647

Balance at December 31, 2007	22,215	$22	$25,251	$1,672	$(1,207)	$2,112	$27,850

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 DESCRIPTION OF BUSINESSS AND ORGANIZATION

China Shen Zhou Mining & Resources, Inc. and its subsidiaries (collectively known as the “Company” or “we”) are principally engaged in the exploration, development, mining, and processing of fluorite, zinc, lead, copper, and other nonferrous metals in the People’s Republic of China (“PRC” or “China”).

At December 31, 2007, the subsidiaries of China Shen Zhou Mining & Resources, Inc. are as follows:

Name	Domicile and date of incorporation	Paid-in capital	Percentage of effective ownership	Principal activities

American Federal Mining Group, Inc. (“AFMG”)	Illinois November 15, 2005	$10	100%	Investments holdings

Inner Mongolia Xiangzhen Mining Industry Group Co. Ltd. (“Xiangzhen Mining”)	The PRC July 3, 2002	RMB 88,860,699	100%	Acquisition, exploration and extraction, and development of natural resource properties

Inner Mongolia Wulatehouqi Qianzhen Ore Processing Co., Ltd. (“Qianzhen Mining”)	The PRC June 22, 2002	RMB 37,221,250	100%	Sale and refinery of nonferrous metals, ore dressing, and sale of chemical products

Wulatehouqi Qingshan Non-Ferrous Metal Developing Company Ltd. (“Qingshan Metal”)	The PRC April 23, 1995 (Acquired on April 12, 2006)	RMB 4,100,000	60%	Nonferrous ore dressings, copper, zinc, lead etc

Xinjiang Buerjin County Xingzhen Mining Company (“Xingzhen Mining”)	The PRC April 10, 2006 (Acquired on April 28, 2006)	RMB 1,000,000	90%	Exploration of solid metals, refinery and sale of mining products.

Tun-Lin Limited Liability Company (“Tun-Lin”)	Kyrgyz Republic June 1, 2005 (Acquired on November 26, 2007)	KGS 5,000	100%(a)	Exploration, development, mining, and processing of gold-copper, petroleum, natural gas and other mineral products.

Kichi-Chaarat Closed Joint Stock Company (“Kichi-Chaarat”)	Kyrgyz Republic September 17,1998 (Acquired on November 26, 2007)	KGS 10,000	100%(b)	Engage in the mining, processing and distributing of mineral products.

(a)  100% ownership of Tun-Lin was acquired by Xiangzhen Mining on November 26, 2007 (see Note 3).
(b)  100% ownership of Kichi Chaarat was acquired through the acquisition of Tun-Lin on November 26, 2007.

NOTE 2 RECAPITALIZATION AND REORGANIZATION

On July 14, 2006, American Federal Mining Group, Inc. (“AFMG”, the then holding company of China Shen Zhou’s PRC subsidiaries) completed the terms of a stock exchange agreement with Earth Products & Technologies, Inc. (“EPTI”). Pursuant to the stock exchange agreement, and as instructed by the Company, EPTI issued 20,000,000 shares of its common stock, of which 17,687,000 shares were issued to shareholders of AFMG, 1,013,000 shares to management of AFMG and 1,300,000 shares to the financial advisors of AFMG, in exchange for a 100% equity interest in AFMG, making AFMG a wholly-owned subsidiary of EPTI.

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

NOTE 3 ACQUISITIONS

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

Management of the Company considered a stable and sufficient supply of raw zinc and copper minerals as one of the critical success factors of Qianzhen Mining’s ore-dressing operations. Qingshan Metal is located near Qianzhen Mining and is well established and owns considerable copper and zinc reserves. We believe that the acquisition of Qingshan Metal is to the benefit of the Company and the shareholders.

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

Allocation of initial purchase consideration (in thousands):

	Book value	Fair value
Net assets of Qingshan Metal as of April 12,2006:

Extraction rights(value beyond proven and probable)	$-	$1,149
Inventories	132	132
Property, plant and mining assets, net	448	457
Other current assets	90	90

Net assets	$670	$1,828

Minority interest’s share of book value of net assets	(268)	(268)

Net assets acquired	$402	$1,560

Total purchase consideration		2,561

Goodwill		$1,001

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

At the time of the acquisition,Xingzhen Mining was in the final process of applying for the extraction right of the above-mentioned mine, which was granted in August 2007.

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

Allocation of initial purchase consideration (in thousands):

	Book value	Fair value
Net assets of Xingzhen Mining as of April 28, 2006:

Extraction rights(value beyond proven and probable)	$-	$3,475
Property, plant and mining assets, net	-	10
Bank balances and cash	122	122
Other receivables, deposits and prepayments	50	50
Other payables	(45)	(45)

Net assets	127	3,612

Minority interest’s share of book value of net assets	(26)	(26)

Net assets acquired	$101	3,586

Total purchase consideration		3,586

		$-

Tun-Lin
On November 26, 2007, China Shen Zhou Mining & Resources, Inc. completed the acquisition of a 100% ownership interest in Tun-Lin for cash consideration of $10 million. The Company financed the acquisition through internal resources. The results of operations of Tun-Lin are included in the Company’s consolidated statement of operations from the date of acquisition.

Tun-Lin was incorporated on June 1, 2005 under the laws of the Kyrgyz Republic. Tun-Lin’s principal asset consists of a 100% ownership interest in Kichi Chaarat, which was incorporated in Bishkek, Kyrgyzstan. Kichi Chaarat’s major asset is the subsoil use right for (i) mining for gold, copper and other metals within the Kuru-Tegerek licensed area; and (ii) exploration for gold, copper and other metals within the Kuru-Tegerek licensed area. The purpose of the acquisition was to enable the Company to explore, develop and mine the potential reserves of the Kuru-Tegerek licensed area. As of December 31, 2007, Kichi Chaarat has not commenced any production.

This acquisition has been accounted for using the purchase method of accounting. The allocation of the purchase price for this acquisition, based on fair values of identifiable tangible and intangible assets as of the acquisition date, is as follows:

	Book value	Fair value
Net assets of Tun-Lin as of November 26, 2007 (in thousands):
Tangible Fixed Assets (Mineral Property) (a)	$10	$11,981
Tangible Fixed Assets (Real Estate)	10	45
Other assets	287	287
Total assets acquired	307	12,313

Accrued expenses and other liabilities	1,112	1,112
Deferred tax liability	-	1,201
Total liabilities assumed	1,112	2,313

Net assets (liabilities) acquired	$(805)	$10,000

(a)  Mineral property represents the future extraction rights. Under Kyrgyz laws, in order to develop the Kuru-Tegerek deposit, Kichi Chaarat needs to obtain a temporary land use right to the licensed area. Pursuant to a development license agreement, which is an integral part of the development license, Kichi Chaarat shall by July 1, 2008 obtain such a land use right from the competent Kyrgyz government authorities.

An independent professional appraiser was engaged to estimate the fair value of the tangible fixed assets, current assets and identifiable intangible assets of Kichi-Chaarat as of November 26, 2007 for the purpose of applying the purchase price allocation using the income approach. Significant assumptions used in the estimation included the following:

Risk-free rate	13.4%
Beta coefficient	0.98
Market risk premium	5.5%
Size premium	6.42%
Industry risk premium	-3.5%

Since Tun-Lin had insignificant operation since its incorporation, no pro forma information is presented.

Additional equity interest in Xingzhen Mining
On June 25, 2007, the Company entered into a share transfer agreement to acquire an additional 10% ownership interest in Xingzhen Mining for a cash consideration of $479,150. On August 10, 2007, the share transfer agreement was approved by the China local government authorities. As a result, the Company’s shareholding in Xingzhen Mining has increased from 80% to 90%. We have accounted for the acquisition of additional interest in Xingzhen Mining as a purchase business combination for accounting purposes. The total amount paid for shares acquired has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. No goodwill has arisen from this acquisition. The acquisition of additional interest in Xingzhen Mining was not material to our consolidated results of operations or financial position.

NOTE 4 DISCONTINUED OPERATIONS

On December 10, 2007, the Company completed the sale of all its ownership interest in Xinjiang Wuqia Tianzhen Mining Co., Ltd. (“Tianzhen Mining”), a subsidiary of the Company within the nonferrous metals segment. The Company received cash proceeds of HK$22 million (equivalent to approximately $2,759,000) and assumed all debts incurred by Tianzhen Mining before the date of sale which amounted to $150,867. The terms of the transaction also provides for an additional compensation of HK$10 million (equivalent to approximately $1,253,690) payable by the buyer to the Company if a qualified geological exploration and exploitation authority issues an official report to certify a reserve of over 200,000 metric tons copper, lead or zinc minerals in the Jiangejier Lead-Zinc deposit covered by Tianzhen’s exploration right. However, the Company has not recognized any gain arising from this contingent consideration. The Company has recorded a net gain on disposal of approximately $1,504,000, net of income tax of nil. In accordance with FAS 144, Accounting for Impairment or Disposal of Long-Lived Assets, the Company has reflected Tinazhen Mining’s results of operations in the consolidated statement of operations through the date of the sale as discontinued operations for all periods presented. The assets and liabilities of Tianzhen Mining in the Company’s consolidated balance sheet as of December 31, 2006 have been reclassified. The cash flows of discontinued operations also have been reclassified.

The following table presents the revenue, net loss from discontinued operations and net gain on disposal of subsidiary for Tianzhen Mining for the periods presented:

	Years Ended December 31,
	2007	2006
	(In thousands)	(In thousands)

Revenue	$367	$228

Net (loss) from discontinued operations, net of income tax of nil	$(197)	$(1,324)

Net gain on disposal of subsidiary, net of nil income tax of nil	$1,504	$-

NOTE 5 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the company’s consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves and value beyond proven and probable reserves that are the basis for future cash flow estimates utilized in impairment calculations, the estimated lives of the mineralized bodies based on estimated recoverable volume through the end of the period over which the company has extraction rights that are the basis for units-of-production depreciation, depletion and amortization calculations; estimates of fair value for certain reporting units and asset impairments (including impairments of goodwill, long-lived assets and investments); write-downs of inventory to net realizable value; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Principles of Consolidation
The consolidated financial statements include the accounts of China Shen Zhou Mining & Resources, Inc. and more-than-50%-owned subsidiaries that it controls. Inter-company balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”).

Basis of preparation
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents
Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Restricted cash is excluded from cash and cash equivalents and is included in other current and long-term assets.

Available-for-sale securities
The Company accounts for its investments in auction rate securities in accordance with SFAS No. 115. Specifically, when the underlying security of an auction rate security has a stated or contractual maturity date in excess of 90 days, regardless of the frequency of the interest rate reset date, the security is classified as an available-for-sale marketable debt security.

Accounts receivable
Accounts receivable is stated at cost, net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

Inventories
Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Costs of finished goods are composed of direct materials, direct labor and an attributable portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. The management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required.

Property, machinery and mining assets
Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives, which do not exceed the related estimated mine lives, of such facilities based on mineralized material.

Mineral exploration costs are expensed according to the term of license granted to the Company. Extraction rights are stated at the lower of cost and recoverable amount.  When extraction rights are obtained from the government according to mining industry practice in the PRC, extraction rights and other costs incurred prospectively to develop the property are capitalized as incurred and are amortized using the units-of-production (“UOP”) method over the estimated life of the mineralized body based on estimated recoverable volume through to the end of the period over which the company has extraction rights. At the Company’s surface mines, these costs include costs to further delineate the mineralized body and remove overburden to initially expose the mineralized body. At the Company’s underground mines, these costs include the cost of building access ways, shaft sinking and access, lateral development, drift development, ramps and infrastructure development.

Major development costs incurred after the commencement of production are amortized using the UOP method based on estimated recoverable volume in mineralized material. To the extent that these costs benefit the entire mineralized body, they are amortized over the estimated life of the mineralized body. Costs incurred to access specific mineralized blocks or areas that only provide benefit over the life of that area are amortized over the estimated life of that specific mineralized block or area.  Interest cost allocable to the cost of developing mining properties and to constructing new facilities, if any, is capitalized until assets are ready for their intended use.

Land use rights are stated at cost, less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of 25 years.

Property, plant and mining assets (continued)
The Company’s depreciation and amortization policies on fixed assets are summarized as follows:

Useful Life
(In years)
Land use rights	25
Buildings	25
Machinery	12
Mining assets	License term
Motor vehicle	6
Equipment	5
Extraction rights	License term
Exploration rights	License term
Construction in progress	Nil

Stripping Costs
Stripping costs are costs of removing overburden and other mine waste materials.  Stripping costs incurred during the production phase of a mine are variable production costs that are included as a component of inventory to be recognized in cost of sales in the same period as the revenue from the sale of inventory.

Debt Issuance Costs
Debt issuance costs are costs of commissions, interest expenses for bridge loan and legal fees for convertible notes. Debt issuance costs are deferred and amortized over the life of the convertible notes using the effective interest rate method.

Asset Impairment
(a) Long-lived Assets
The Company reviews and evaluates its long-lived assets including property, machinery and mining assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable metals, corresponding expected commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital, all based on life-of-mine plans. Existing proven and probable reserves and value beyond proven and probable reserves are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable metals” refers to the estimated amount of metals that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable metals from such exploration stage metal interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable metals prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

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

Financial instruments
The Company values its financial instruments as required by SFAS No. 157, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, other current assets; accounts payable, accrued expenses, short-term bank loans, other current liabilities, and due to a director.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

Revenue Recognition
Revenue is recognized on the sale of products when title has transferred to the customer in accordance with the specified terms of each product sales agreement and all the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured. Generally, the Company’s product sales agreements provide that title and risk of loss pass to the customer when the quantity and quality of the products delivered are certified and accepted by the customer.

Sales revenue is recognized, net of PRC business taxes, sales discounts and returns at the time when the merchandise is sold to the customer. Based on historical experience, management estimates that sales returns are immaterial and has not made allowance for estimated sales returns.

Income taxes
The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Group is able to realize their benefits, or that future deductibility is uncertain.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The adoption of FIN 48 has not resulted in any material impact on the Company’s financial position or results.

Transportation charges
Transportation charges represent costs to deliver the Company’s inventory to point of sale.  Transportation costs are expensed and charged to cost of sales as incurred

Foreign Currency
The Company uses the United States dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”). The functional currency for Tun-Lin and Kichi-Chaarat, the Company’s foreign subsidiaries in Kyrgyz Republic, is the Kyrgyz Som (“KGS”). The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Statements of operations amounts have been translated using the average exchange rate for the year. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB and KGS into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:-

	December 31, 2006	December 31, 2007
Balance sheet items, except for the registered and paid-up capital and retained earnings, as of year end	US$1=RMB7.808 US$1=KGS38.1238	US$1=RMB7.3046 US$1=KGS35.4988

Amounts included in the statements of operations, statements of changes in stockholders’ equity and statements of cash flows for the year	US$1=RMB7.958 US$1=KGS40.1100	US$1=RMB7.5652 US$1=KGS35.0079

For the years ended December 31, 2007 and 2006, foreign currency translation adjustment of approximately $1,512,000and $557,000, respectively, have been reported as comprehensive income in the consolidated statement of stockholders’ equity and comprehensive income.

Although government regulations now allow convertibility of RMB and KGS for current account transactions, significant restrictions still remain.  Hence, such translations should not be construed as representations that RMB or KGS could be converted into U.S. dollars at that rate or any other rate.

The value of RMB and KGS against the U.S. dollars and other currencies may fluctuate and is affected by, among other things, changes in China and Kyrgyz Republic’s political and economic conditions.  Any significant revaluation of RMB and KGS may materially affect the Company’s financial condition in terms of U.S. dollar reporting.

Stock Based Compensation
On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the requirements of SFAS No. 123R for the fiscal year beginning on January 1, 2006, and recorded the compensation expense for all unvested stock options existing prior to the adoption during the period.

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

Comprehensive Income

SFAS No.130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income includes foreign currency translation adjustments. Total comprehensive income for the years ended December 31, 2007 and 2006 was $1,512,000 and $557,000, respectively.

Recent accounting pronouncements
.
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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company does not believe that this standard will significantly affect the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations,” (“SFAS No. 141(R)”). This standard will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS No. 160”), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This standard does not currently affect the Company.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

NOTE 6 AVAILABLE-FOR-SALE SECURITIES - MARGIN DEPOSITS

Amount represents margin deposits paid to a dealing agent. During the year ended December 31, 2006, the Company had participated in the trading of metal futures. As of December 31, 2006, the agent account was not in open position, and the entire amount was withdrawn from the agent’s account in 2007.  For the years ended December 31, 2007 and 2006, investment income (loss) associated with available-for-sale investments of approximately $90,000 andø$86,000÷, respectively, was recorded as other income (expenses).

NOTE 7 ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31, 2007	December 31, 2006
	(In thousands)	(In thousands)

Accounts receivable	$2,534	$959
Less: Allowance for doubtful accounts	(53)	(14)
	$2,481	$945

The activities in the Company’s allowance for doubtful accounts is summarized as follows:

	December 31, 2007	December 31, 2006
	(In thousands)	(In thousands)

Balance at the beginning of the year	$14	$12
Add: provision during the year	39	2
Balance at the end of the year	$53	$14

NOTE 8 INVESTMENT DEPOSITS

	December 31, 2007	December 31, 2006
	(In thousands)	(In thousands)
Deposit paid for the acquisition of Tun-Lin (Note 3)	$-	$10,000
Refundable deposits in connection with an abandoned acquisition (a)	-	1,025
	-	11,025
Less: Current portion	-	(1,025)
Non-current portion	$-	$10,000

(a) On June 6 2006, the Company entered into an agreement to acquire 70% ownership interest in the exploration rights of Qinghai Menyuan Xian Yikeshu hard coal mine. Under the terms of the agreement, the seller was required to transfer the exploration rights to one of the Company’s subsidiaries by not later than July 2006 in return of an aggregate consideration of approximately $2.562 comprising $1.025 million in cash and $1.537 million worth of the Company’s common stock. According to the terms of the agreement, the Company had paid a partial deposit of $1.025 million cash to the seller in September 2006.

The seller could not honor his obligations under the agreement to transfer the exploration rights to one of the Company’s subsidiaries within the agreed period of time. Pursuant to the cancellation agreement entered into between the Company and the seller on March 25, 2007, both parties agreed to terminate the agreement and the seller returned the $1.025 million deposit to the Company on April 11, 2007.

NOTE 9 DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following:

			December 31, 2007	December 31, 2006
			(In thousands)	(In thousands)
Prepayments and advances	(a	)	$840	$2,974
Refundable advances	(b	)	-	702
Tax recoverable			62	75
Other receivables			352	278
			$1,254	$4,029

(a)
Prepayments and advances as of December 31, 2007 and 2006 included a deposit paid to Wulatehouqi Zijin Mining Co., Ltd., the Company’s largest supplier and significant customer, of $330,469 and $2,755,125 respectively, for purchases of raw materials.

(b)
Refundable advances represented advances in connection with the abandoned acquisition of exploration rights of Qinghai Menyuan Xian Yikeshu hard coal mine, as described in Note 7(a). The balance was refunded from the seller of the transaction in 2007.

NOTE 10 INVENTORIES

Inventories consisted of the following:

	December 31, 2007	December 31, 2006
	(In thousands)	(In thousands)
Raw materials - Unprocessed ore	$34	$235
Consumables	564	456
Finished goods	1,041	594
	$1,639	$1,285

NOTE 11 DUE FROM RELATED PARTIES

Due from related parties consisted of the following:

	December 31, 2007	December 31, 2006
	(In thousands)	(In thousands)
Due from a directors:
- Mr. He Lin Cui, director of the Company	$-	$45
Due from a joint venture partner:
- Xinjiang Tianxiang New Technology Development Company Limited, the minority shareholder of Xingzhen Mining	-	26
	$-	$71

All of the balances due from the director and the joint venture partner were repaid in 2007.

NOTE 12 PROPERTY, MACHINERY AND MINING ASSETS, NET

Property, machinery and mining assets consisted of the following:

	December 31, 2007	December 31, 2006
	(In thousands)	(In thousands)

Land use rights	$1,591	$1,485
Buildings	4,218	2,005
Machinery	5,543	4,776
Mining assets	3,962	1,309
Motor vehicles	1,155	814
Equipment	249	159
Extraction rights	19,675	1,149
Exploration rights	1,574	3,475
Construction in progress	15,020	3,467
	52,987	18,639
Less:
Accumulated depreciation and amortization	(5,833)	(3,141)
Impairment provision	(60)	-
	$47,094	$15,498

Depreciation and amortization
Depreciation and amortization expense in aggregate for the year ended December 31, 2007 and 2006 was approximately $2,415,000 and $1,478,000 respectively.

Impairment provision
An impairment provision of $60,000 for the year ended December 31, 2007 was recorded for the equipment of Qingshan Metal, a subsidiary of the Company within the nonferrous metals segment.

Write-down of abandoned long-lived assets
The Company has abandoned various low-yield assets to reallocate its cash flows for better opportunities. The carrying value of abandoned mining assets and respective land use rights being written-down and charged to cost of sales for the year ended December 31, 2007 and 2006 was $108,928 and $454,918, respectively.

Security of fixed assets to bank loans
As of December 31, 2007, no property, machinery and mining assets have been pledged as collateral for the bank borrowings. As of December 31, 2006, buildings of $2,078,062 and machinery of $2,086,501 were pledged as collateral for the bank borrowings. (see Note 15 below)

Exploration and extraction rights
As in most jurisdictions, mineral rights in China are divided into two types: extraction rights and exploration rights. Extraction rights refer to the rights obtained in accordance with the law for exploitation of mineral resources and market control of mineral products. In nearly every jurisdiction in the world, mineral rights are absolutely exclusive. In China, however, there are no clear stipulations regarding the exclusivity of mineral rights. The Amendment of China Mining Regulation stressed the security of mineral rights and its Article 6 stated that “upon discovery of mineral resources, the exploration licensees have the privileged priority to obtain mining rights to the mineral resources within the exploration area.”  According to the Ministry of Land and Resources, this privileged priority will be guaranteed under further amendments to be made in the near future.

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

NOTE 13 GOODWILL

(In thousands)
Arising from acquisition of Qingshan Metal, a subsidiary within the nonferrous metals segment, in 2006	$1,001

Balance as of December 31, 2006	1,001
Exchange realignment	69

Balance as of December 31, 2007	$1,070

Goodwill of $1,001,000 arose from the Company’s acquisition of Qingshan Metal within its nonferrous metals segment on April 27, 2006. Impairment of goodwill is tested at least annually at the reporting unit. The test consists of two steps. First, we identify potential impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No 141, “Business Combinations”. The Company’s financial valuation performed as of February 25, 2008 indicated no impairment on the goodwill.

NOTE 14 WARRANTS LIABILITY

In connection with the issuance of the,convertible notes (as further described in Note 18), the Company issued a put warrant to one of the Company’s financial advisors for the purchase of 875,000 shares of the Company’s common stock at an exercise price of $3.20 per share, exercisable at any time, or from time to time, during the period commencing from January 1, 2007 through January 1, 2010 (the “Termination Date”). The Company engaged a professional valuation firm to value the fair value of the put warrant by using the Black Scholes model. As of December 31, 2007, the fair value of the put warrant is approximately $1,100,000 with the following significant assumptions used in the Black Scholes model:

	2007	2006

Risk-free interest rate	4.05%	4.625%
Expected volatility	57.22%	60.12%
Term	2 years	3 years

In the event that the warrant holder elects not to exercise the warrant on or before the Termination Date, the Company shall repurchase this warrant for cash at an aggregate purchase price of $50,000.

NOTE 15 SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following:

	December 31, 2007	December 31, 2006
	(in thousands)	(in thousands)
5.4% note payable to Ministry of Finance of Siziwangqi, (located at Wulanchabu City, Inner-Mongolia province of the PRC) repayable on demand, with interest due on the 20th day of each quarter	$-	$108
7.812% note payable to Industrial and Commercial Bank of China, Siziwangqi Branch matures on November 29, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by machinery and of $2,086,501	-	191
8.928% note payable to Baiyin Credit Union matures on November 24, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by assets of $1,600,922	-	1,281
7.056% note payable to Baiyin Credit Union matures on December 26, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by personal assets of the Company’s CEO	-	77
7.056% note payable to Baiyin Credit Union matures on August 18, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by personal assets of the Company’s CEO	-	102
7.056% note payable to Baiyin Credit Union matures on February 28, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, secured by personal assets of the Company’s CEO	-	51
8.928% note payable to Baiyin Credit Union matures on February 28, 2007 with interest due on the 20th day of each quarter and principal due at date of maturity, secured and mineral reserve and guaranteed by Qianzhen Mining	-	256
8.928% note payable to Baiyin Credit Union matures on February 22, 2007 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	-	192
9.36% note payable to Credit Union of Silver City matures on March 6, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	-	102
8.928% note payable to Baiyin Credit Union matures on February 28, 2007 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	-	90
8.928% note payable to Baiyin Credit Union matures on February 22, 2007 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	-	90
9.36% note payable to Credit Union of Silver City matures on March 13, 2007, with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	-	128
10.37% note payable to Baiyin Credit Union matures on February 16, 2008 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	96	-
10.37% note payable to Baiyin Credit Union matures on February 16, 2008 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	205	-
7.52% note payable to Baiyin Credit Union matures on August 17, 2008 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	110	-
10.21% note payable to Baiyin Credit Union matures on November 22, 2008 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Xiangzhen Mining	821	-
8.22% note payable to Baiyin Credit Union matures on November December 26, 2008 with interest due on the 20th day of each quarter and principal due at date of maturity, secured by the time deposit of Mr. Helin Cui, a director of the Company	82	-

	$1,314	$2,668

NOTE 16 OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:

			December 31, 2007	December 31, 2006
			(In thousands)	(In thousands)
Outstanding purchase consideration payable for acquisition of subsidiaries	(a	)	$-	$3,714
Accrued debt issuance costs	(b	)	116	2,271
Receipts in advance			408	587
Accruals for payroll, bonus and other operating expenses			892	293
Payables for construction in progress			481	103
Payable for extraction rights			1,014	-
Others payables			558	258
			$3,469	$7,226

(a)  The balance as of December 31, 2006 represents outstanding purchase consideration payable for the acquisition of Qingshan Metal and Xingzhen Mining, and was settled by way of issuance of the Company’s shares to the sellers in 2007.

(b)  The balance mainly represents outstanding financing commission payable to financial advisors, legal service fees, and other related costs incurred at the issuance of convertible note.

NOTE 17  DUE TO RELATED PARTIES

Due to related parties consisted of the following:

		December 31, 2007	December 31, 2006
		(In thousands)	(In thousands)
Due to directors of the Company:
Ms. Xiao Jing Yu, CEO of the Company	a	$166	$212
Mr. Xue Ming Xu		1	-
Due to Wulatehouqi Mengxin Co., Ltd, the minority shareholder of Xingzhen Mining	b	1,369	-
Due to Xinjiang Tianxiang New Technology Development Co., Ltd, the minority shareholder of Xingzhen Mining	c	526	-
		$2,062	$212

Amounts due to related parties are interest-free, unsecured and have no fixed terms of repayment.

(a) Ms.Yu is the CEO of the Company.

(b) Wulatehouqi Mengxin Co., Ltd is the minority shareholder of Xingzhen Mining.

(c) Xinjiang Tianxiang New Technology Development Co., Ltd is the minority shareholder of Xingzhen Mining.

NOTE 18 CONVERTIBLE NOTES PAYABLE

On December 27, 2006, the Company entered into a Notes Purchase Agreement with Citadel Equity Fund Ltd. (“Citadel”), under the terms of which Citadel purchased a total of US$28,000,000 in convertible senor notes (“Notes”). The Notes have a maturity of December 27, 2012.

Conversion feature
The Notes are convertible at the option of the holders, at any time on or prior to maturity, into common shares of the Company. Pursuant to a Second Supplemental Indenture entered into between the Company and Citadel on September 28, 2007, the conversion price has been revised from $3.20 to $2.25 per share and is subject to adjustment in certain circumstances but shall in no event fall below $2.00 per share.  In addition, in no event shall the number of conversion shares issuable upon conversion of all the outstanding Notes exceed 49.90% of all outstanding shares upon the conversion of all of the outstanding Notes.

Consistent with EITF 98-05, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the intrinsic value of the beneficial conversion feature (“BCF”) on the commitment date, i.e. the Second Supplementary Indenture Date of September 28, 2007, has been recalculated: The change of conversion price in the Second Supplemental Indenture resulted in a BCF. The BCF was recognized on the effective date of September 28, 2007, as a discount and will be amortized using the effected interest rate method from September 28, 2007 to maturity date.

Redemption
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

Interest rate
The Notes initially bore interest at 6.75% per annum, which were subject to upward adjustments and were payable semi-annually. However, pursuant to the Second Supplemental Indenture entered into between the Company and Citadel on September 28, 2007, the interest rate has been revised as follows:

(a)  at the rate of 6.75% per annum of the Original Principal Amount of the Notes, from and including the Issue Date to and including September 30, 2007;

(b)  at the rate of 0.00% per annum of the Original Principal Amount of the Notes, from and including October 1, 2007 to and excluding December 31, 2007; and

(c)  at the rate of 1.75% per annum of the Original Principal Amount of the Notes, from and including the date of the listing of the Company’s common stock on AMEX (i.e. January 31, 2008, as further discussed in Note 30) to but excluding the Maturity Date.

Detachable warrants
Together with the issuance of the Notes, the Company issued a put warrant to one of the Company’s financial advisors in the transaction for the purchase of 875,000 shares of the Company’s common stock at an exercise price of $3.20 per share, exercisable on or before 3 years from the date of grant.  As of December 31, 2007, the fair value of the put warrant was $1,100,277. Further details of the warrants are disclosed in Note 13.

Debt issuance costs
The issuance costs directly associated with the Notes and the put warrant aggregated $2,522,497.  The amount was capitalized as deferred debt issuance costs, and is being amortized using the effective interest rate method over the term of the convertible loan, with the amounts amortized being recognized as interest expense. Any unamortized debt issuance costs remaining at the date of conversion of the loan will be recognized as interest expense in the period the conversion takes place. Amortization in aggregate for the years ended December 31, 2007 and 2006 were approximately $ 2,170,000 and $2,518,000 respectively.

NOTE 19 MINORITY INTERESTS

The activities of the equity of the minority interests during the year ended December 31, 2006 and 2007 are summarized as follows:

	Years Ended December 31,
	2007	2006
	(In thousands)	(In thousands)
Balance at beginning of year	$258	$-
Arising from acquisitions	(14)	294
Minority interests in loss	(100)	(32)
Exchange realignment	-	(4)
Balance at end of year	$144	$258

NOTE 20 DEFINED CONTRIBUTION RETIREMENT PLANS

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

NOTE 21 PRC STATUTORY RESERVES

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

NOTE 22 ASSET RETIREMENT OBLIGATIONS

According to the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” of the PRC, mining companies causing damages to cultivated land, grassland or forest are required to restore the land to a state approved by the local governments. The local governments administering the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” on the Company’s two mines, “Sumochaganaobao Fluorite Mine” and “Mining site No. 2”, have confirmed that the Company is not required to restore or rehabilitate the two mining sites because those two mining sites are located at distant areas and the Company’s mining and extraction activities have not affected the surrounding environment. The Company’ property, machinery and mining assets related to those two mining sites at December 31, 2007 and 2006 were not subject to an asset retirement obligation.

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

NOTE 23 ENVIRONMENTAL CHARGES

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

The Company’s mining operations are subject to “Natural Resource Compensation Charges”, but the charging rate varies in different cities in the PRC. Xiangzhen Mining and Qingshan Metal were charged at net revenue * 2%* a special index solely determined by the local government.  Qianzhen Mining was engaged in refinery of metals and no involved in any mining activities in 2007. As such, they are not subject to the charge. Xingzhen Mining has not commenced its business.

For the years ended December 31, 2007 and 2006, Natural Resource Compensation Charges of $156,784 and $115,804 respectively, were charged to operations and included in cost of sales.

NOTE 24 COMMITMENTS AND CONTINGENCIES

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

Mining industry in PRC and Kyrgyz
The Company's mining operations are and will be subject to extensive national and local governmental regulations in China or Kyrgyz, which regulations may be revised or expanded at any time. A broad number of matters are subject to regulation.  Generally, compliance with these regulations requires the Company to obtain permits issued by government, state and local regulatory agencies.  Certain permits require periodic renewal or review of their conditions.  The Company cannot predict whether it will be able to obtain or renew such permits or whether material changes in permit conditions will be imposed.  The inability to obtain or renew permits or the imposition of additional conditions could have a material adverse effect on the Company's ability to develop and operate its properties.

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

Capital commitment

Contracted but not provided for at December 31, 2007:
Purchase of machinery - within one year	$606
Acquisition or construction of buildings-within one year	4,133

$4,739

NOTE 25 CONCENTRATION OF CUSTOMERS AND SUPPLIERS

During the year 2007 and 2006, Wulatehouqi Zijin was the only supplier of Qianzhen Mining’s raw minerals, whereas Bayannaoer Zijin Nonferrous Metal Co., Ltd. (“Bayannaoer Zijin”, a related company of Wulatehouqi Zijin) was one of the major customers of Qianzhen Mining which contributed approximately $3,465,000 (or 24.15%) and $5,690,000 (or 39.65%) of the Company’s consolidated net revenue respectively.

In addition to the aforementioned, the Company’s nonferrous metal product business had another significant customer which accounted for approximately $3,180,798 or 22.16% of our consolidated net revenue in 2007.

NOTE 26 RELATED PARTY TRANSACTION

In 2007, Xinjiang Tianxiang New Technology Development Co., Ltd, the minority shareholder of Xingzhen Mining, provided exploration services to Xingzhen Mining for a related service fee paid by the Company of $974,621

NOTE 27 SEGMENT INFORMATION

The Company follow SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. The Company has two operating segments identified by product, “fluorite” and “nonferrous metals”. The fluorite segment consists of our fluorite extraction and processing operations conducted through the Company’s wholly-owned subsidiary, Xiangzhen Mining. The nonferrous metals segment consists of the Company’s copper, zinc, lead and other nonferrous metal exploration, extraction and processing activities conducted through the Company’s wholly-owned subsidiaries, Qianzhen Mining, Xingzhen Mining and Qingshan Mining.

The Company primarily evaluates performance based on income before income taxes and excluding non-recurring items.

During fiscal 2007 and 2006, the Company operated in one single geographic region.

The segment data presented below were prepared on the same basis as the Company’s consolidated financial statements.

Year Ended December 31, 2007	Fluorite	Nonferrous metals	Consolidated

Segment revenue	$6,605	$7,746	$14,351
Inter-segment revenue	-	-	-
Revenue from external customers	$6,605	$7,746	$14,351

Segment profit	$418	$422	$840

Unallocated corporate expenses			$(4,862)
Income from continuing operations before income taxes and minority interests			$(4,022)

Total segment assets	$45,673	$52,503	$98,176
Inter-segment receivables	(24,111)	(18,711)	(42,822)
	$21,562	$33,792	$55,354

Deferred debt issuance costs			$2,170
Other unallocated corporate assets			1,777
			$59,301
Other segment information:
Depreciation and amortization	$1,175	$1,240	$2,415
Impairment of fixed assets	$-	$109	$109
Expenditure for segment assets	$8,870	$10,762	$19,632

Year Ended December 31, 2006	Fluorite	Nonferrous metals	Consolidated

Segment revenue	$5,312	$16,893	$22,205
Inter-segment revenue	-	-	-
Revenue from external customers	$5,312	16,893	$22,205

Segment profit (loss)	$(860)	$11,157	$10,297

Reverse takeover costs			(4,777)
Unallocated corporate expenses			(3,033)
Income from continuing operations before income taxes and minority interests			$2,487

Total segment assets	$11,798	$24,808	$36,606
Inter-segment receivables	-	(9,687)	(9,687)
	$11,798	$15,121	26,919
Investment deposit			10,000
Deferred debt issuance costs			2,518
Other unallocated corporate assets			17,745
			$57,182
Other segment information:
Depreciation and amortization	$1,082	297	$1,379
Impairment of fixed assets	$455	-	$455
Expenditure for segment assets	$3,211	2,182	$5,393

NOTE 28 OTHER INCOME, NET

	Years ended December 31,
	2007	2006
	(In thousands)	(In thousands)
Exchange gain	$495	$-
Gain (loss) on disposal of fixed assets	(109)	50
Investment income (loss)	(86)	90
Tax refund	-	(49)
Donation	(27)	(89)
Impairment of assets	(60)	-
Others	184	61
	$397	$63

NOTE 29 INCOME TAXES

The PRC and Kyrgyz subsidiaries within the Company are subject to PRC or Kyrgyz income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate.

The Company’s income tax benefit (expenses) consists of:

	Years ended December 31,
	2007	2006
	(In thousands)	(In thousands)

Current:
- PRC	$(96)	$(31)

Deferred:
- PRC	51	216
	$(45)	$185

A reconciliation of the provision for income taxes determined at the statutory average state and local income tax to the Company’s effective income tax rate is as follows:

	Years ended December 31,
	2007	2006
	(In thousands)	(In thousands)

Pre-tax income (loss) before minority interests	$(4,022)	$2,487
United States statutory corporate income tax rate	35%	35%
Income tax benefit (expense) computed at United States statutory corporate income tax rate	$1,408	$(870)
Reconciling items
Rate differential for PRC or Kyrgyz earnings	(12)	206
Impact of tax holiday of PRC subsidiaries	1,186	3,839
Adjustment of deferred tax asset valuation allowance for loss carryovers	(873)	(257)
Non-deductible expense and non-reportable income	(1,677)	(2,733)
Under provision in prior year	(77)	-
Effective tax (expense) benefit	$(45)	$185

The aggregate amount and per share effect of the tax holidays are as follows:

	Years ended December 31,
	2007	2006
	(In thousands, except per share data)
The aggregate dollar effect	$1,186	$3,839
Per share effect — basic	0.05	0.20
Per share effect — diluted	0.05	0.14

As of December 31, 2007, the Company’s deferred income tax assets mainly arose from the temporary difference in depreciation and amortization under PRC GAAP and U.S. GAAP.

In March 2007, the Chinese government enacted new tax law which took effect beginning January 1, 2008. Under the new tax law of China, all domestic and foreign invested enterprises are generally subject to a unified tax rate of 25%. The new tax law provide for a five-year transition period from its effective date for those enterprises which were established before the promulgation date of the new tax law and which were entitled to preferential tax treatments under the previous tax laws and regulations. Therefore, Xiangzhen Mining and Qianzhen Mining will continue to enjoy the tax exemption benefit during their tax holidays.

NOTE 30 EARNINGS PER SHARE

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share from continuing and discontinued operations for the periods presented (amounts in thousands, except per share data):

	Years ended December 31,
	2007	2006
	(In thousands, except per share data)	(In thousands, except per share data)

Income (loss) from continuing operations available to common shareholders:
Basic	$(3,953)	$2,704
Interest expense on dilutive convertible notes, net of tax effect	-	37
Diluted	$(3,953)	$2,741

Income (loss) from discontinued operations available to common shareholders:
Basic	$1,307	$(1,324)
Diluted	1,307	(1,324)
Weighted average number of shares:
Basic	21,959	18,735
Add shares issuable upon conversion of dilutive convertible notes	-	8,750
Diluted	$21,959	27,485

Earnings (loss) per share from continuing operations
- Basic	$(0.18)	$0.14

- Diluted	$(0.18)	$0.10

Earnings (loss) per share from discontinued operations
- Basic	$0.06	$(0.07)

- Diluted	$0.06	$(0.05)

As the convertible notes, warrants and options have anti-dilutive effect on the earnings per share for 2007, they were not included in the calculations of diluted earnings per share for 2007.

NOTE 31 SUBSEQUENT EVENT

On January 31, 2008, the Company’s common stock was listed on the American Stock Exchange (“AMEX”).