Form 10KSB/A
period 2007-12-31
CHINA SHEN ZHOU MINING & RESOURCES, INC.
filed 2008-04-23
CIK 790024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
Amendmenet No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-KSB for the year ended December 31, 2007 initially filed with the Securities and Exchange Commission on April 14, 2008 is being filed to correct a typographical error.

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

Resources

In March 2007, the Bureau of Land and Resource of Wulanchabu City commissioned the Land-resources Institute of Inner Mongolia to verify the resources/reserve in the Mining License area.  The Institute submitted “the Verification Report of Resources/Reserve between Prospecting line 21 and 04, of Sumochaganaobao Fluorite Deposit in Siziwangqi, Inner Mongolia”.  The “Consulting Center of the China Mining Association” had reviewed and assessed the verification report and recognized the resource statement in the report, the indicated resources were confirmed as 5.051 million metric tons of fluorite with the average grade 57.58%.

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

10.20
Stock Purchase Agreement by and between Inner-Mongolian Xiangzhen Mining Group Ltd. Co and Xinjiang Tianxiang Development Co. of New Technology, dated June 25, 2007 (Incorporated by reference to the Company’s Form 10-KSB filed on April 14, 2008)

14.1	Code of Ethics, dated as of April 16, 2007 (Incorporated by reference to the Company’s Form 10-KSB filed on April 17, 2007.)
21	Subsidiaries of the Company (Incorporated by reference to the Company’s Form 10-KSB filed on April 14, 2008)
*31.1	Statement of Chief Executive Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.
*31.2	Statement of Chief Financial Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.
*32.1	Statement of Chief Executive Officer Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.
*32.2	Statement of Chief Financial Officer Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.

* Filed here with.

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

Date:April 22, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiaojing Yu	Chief Executive Officer	April 22, 2008
Xiaojing Yu	(Principal Executive Officer)

/s/ Steven Jiao	Chief Financial Officer	April 22, 2008
Steven Jiao	(Principal Financial and Accounting Officer)

/s/ Helin Cui	Director,	April 22, 2008
Helin Cui

/s/ Feng Bai	Director	April 22, 2008
Feng Bai

/s/ Xueming Xu	Director	April 22, 2008
Xueming Xu

/s/ Gene Michael Bennett	Director	April 22, 2008
Gene Michael Bennett

/s/ Jian Zhang	Director	April 22, 2008
Jian Zhang

/s/ Yang Youming	Director	April 22, 2008
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