Form 10-Q
period 2008-03-31
CHINA SHEN ZHOU MINING & RESOURCES, INC.
filed 2008-05-15
CIK 790024

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark one)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008
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
Yes    ☑   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes    ☐   No   ☑
As of May 12, 2008, the Registrant had 22,214,514 shares of common stock outstanding.

China Shen Zhou Mining & Resources, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31,	December 31,
	2008	2007
	Unaudited	Audited
ASSETS

Current assets:
Cash and cash equivalents	$1,365	$2,949
Accounts receivable, net	1,811	2,481
Other deposits and prepayments, net	1,008	1,254
Inventories	2,153	1,639
Total current assets	6,337	8,323

Available for sale investment	142	137
Property, machinery and mining assets, net	49,675	47,094
Deferred debt issuance costs	2,128	2,170
Deferred income tax assets	475	507
Goodwill	1,113	1,070
Total assets	$59,870	$59,301

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$777	$718
Fair value of detachable warrants liability	2,018	1,100
Short term bank loans	1,795	1,314
Other payables and accruals	4,031	3,469
Taxes payable	212	257
Due to related parties	2,162	2,062
Total current liabilities	10,995	8,920

Convertible notes payable	22,007	21,186
Deferred tax liabilities	1,201	1,201
Total liabilities	34,203	31,307

Minority interests	135	144

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Amounts in thousands, except share data)

	March 31,	December 31,
	2008	2007
	Unaudited	Audited
Commitment and contingencies (Note 20)		-

STOCKHOLDERS’ EQUITY:
Common Stock, $0.001 par value:
Authorized – 50,000,000 shares (2006: 50,000,000 shares)
Issued and outstanding 22,214,514 shares (2006: 21,297,700 shares)	$22	$22
Additional paid-in capital	25,251	25,251
PRC statutory reserves	1,740	1,672
Accumulated other comprehensive income	3,135	2,112
Retained earnings (deficit)	(4,616)	(1,207)
Total stockholders’ equity	25,532	27,850
Total liabilities and stockholders’ equity	$59,870	$59,301

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2008	2007
	Unaudited	Unaudited
Net revenue	$744	$2,958
Cost of sales	(552)	(1,187)
Gross profit	192	1,771
Operating expenses:
Selling and distribution expenses	(18)	(46)
General and administrative expenses	(1,974)	(1,248)
Income (loss) from operations	(1,800)	477
Other income (expense):
Interest expense	(1,931)	(1,589)
Other, net	357	9
Income (loss) from continuing operations before income taxes and minority interests	(3,374)	(1,103)
Income tax (expenses) benefits	(50)	93
Income (loss) from continuing operations before minority interests	(3,424)	(1,010)
Minority interests	15	19
Income (loss) from continuing operations	(3,409)	(991)
Discontinued operation (Note 3)
Loss from operations of discontinued component, net of taxes		(160)
Income(loss) from discontinued operations		(160)
Net loss	(3,409)	(1,151)
Other comprehensive income:
Foreign currency translation adjustments	1,023	186
Comprehensive loss	$(2,386)	$(965)

Income (loss) per common share – basic and diluted
From continuing operations	(0.153)	(0.047)
From discontinued operations	-	(0.007)
Net income (loss)	$(0.153)	$(0.054)
Weighted average common shares outstanding
Basic and diluted	22,215	21,298

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock			PRC	Retained	Accumulated Other	Total
	Number of Shares	Amount	Additional Paid-In Capital	Statutory Reserves	(Earnings Deficit)	Comprehensive Income	Stockholders' Equity

Balance at January 1, 2007	21,298	$21	$13,865	$1,111	$1,865	$600	$17,462
Issuance of shares for acquisitions	917	1	3,670	-	-	-	3,671
Discount recognized upon issuance of convertible notes	-	-	7,716	-	-	-	7,716
Net loss for the year ended December 31, 2007	-	-	-	-	(2,646)	-	(2,646)
Appropriation of PRC statutory reserves	-	-	-	426	(426)	-	-
Foreign currency translation adjustment	-	-	-	135	-	1,512	1,647
Balance at December 31, 2007	22,215	$22	$25,251	$1,672	$(1,207)	$2,112	$27,850

Net loss for the three months ended March 31, 2008	-	-	-	-	(3,409)	-	(3,409)
Appropriation of PRC statutory reserves	-	-	-			-	-
Foreign currency translation adjustment	-	-	-	68	-	1,023	1,091
Balance at March 31, 2008	22,215	$22	$25,251	$1,740	$(4,616)	$3,135	$25,532

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Three Months Ended March 31,
	2008	2007
	Unaudited	Unaudited
Cash flows from operating activities:
Loss from continuing operations	$(3,409)	$(991)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	459	413
Loss from investments	-	81
Deferred income tax benefits	32	(93)
Fair value adjustment of warrants	918	588
Accrual of coupon interests and accreted principal	368	350
Amortization of deferred financing costs	453	41
Amortization of debt issuance costs	42	100
Minority interests	(9)	(19)
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	670	366
Deposits and prepayments	246	(470)
Inventories	(514)	225
Due from related companies	-	(86)
Increase (decrease) in -
Accounts payable	59	247
Other payables and accruals	562	(749)
Taxes payable	(45)	(209)
Due to related parties	100	(39)
Net cash provided by (used in) operating activities from continuing operations	(68)	(245)
Net cash provided by (used in) operating activities from discontinued operations	-	80
Net cash provided by (used in) operating activities	(68)	(165)

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	For the Three Months Ended March 31,
	2008	2007
	Unaudited	Unaudited
Cash flows from investing activities:
Purchases of property, machinery and mining assets	$(1,623)	$(1,495)
(Increase) decrease in investment deposits	-	(1,939)
Decrease (increase) in available-for-sale securities – margin deposit	-	323
Net cash provided by (used in) investing activities of continuing operations	(1,623)	(3,111)
Purchases of property, machinery and mining assets of discontinued operations	-	(1)
Net cash provided by (used in) investing activities	(1,623)	(3,112)

Cash flows from financing activities:
Proceeds from short-term borrowings	$481	$220
Repayments of short-term borrowings	-	(1,486)
Net cash provided by (used in) financing activities	481	(1,266)

Foreign currency translation adjustment	(374)	19

Net (decrease) increase in cash and cash equivalents	(1,584)	(4,524)

Cash and cash equivalents at the beginning of the period	2,949	18,932
Cash and cash equivalents at the end of the period	$1,365	$14,408

Non-cash investing and financing activities
(None)

Supplemental disclosures of cash flow information
Cash paid for interest expenses	$108	$39
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

China Shen Zhou Mining & Resources, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 DESCRIPTION OF BUSINESSS AND ORGANIZATION

China Shen Zhou Mining & Resources, Inc. and its subsidiaries (collectively known as the “Company” or “we”) are principally engaged in the exploration, development, mining and processing of fluorite, zinc, lead, copper, and other nonferrous metals in the People’s Republic of China (“PRC” or “China”).

On January 31, 2008, the Company’s common stock was listed on the American Stock Exchange (“AMEX”).

At March 31, 2008, the subsidiaries of China Shen Zhou Mining & Resources, Inc. are as follows:

Name	Domicile and date of incorporation	Paid-in capital	Percentage of effective ownership	Principal activities

American Federal Mining Group, Inc. (“AFMG”)	Illinois November 15, 2005	$10	100%	Investments holdings

Inner Mongolia Xiangzhen Mining Industry Group Co. Ltd. (“Xiangzhen Mining”)	The PRC July 3, 2002	RMB 88,860,699	100%	Acquisition, exploration and extraction, and development of natural resource properties

Inner Mongolia Wulatehouqi Qianzhen Ore Processing Co., Ltd. (“Qianzhen Mining”)	The PRC June 22, 2002	RMB 37,221,250	100%		Sales and refinery of nonferrous metals, ore dressing, and sales of chemical products

Wulatehouqi Qingshan Non-Ferrous Metal Developing Company Ltd. (“Qingshan Metal”)	The PRC April 23, 1995 (Acquired on April 12, 2006)	RMB 4,100,000	60%		Nonferrous ore dressings, copper, zinc, lead etc

Xinjiang Buerjin County Xingzhen Mining Company (“Xingzhen Mining”)	The PRC April 10, 2006 (Acquired on April 28, 2006)	RMB 1,000,000	90%		Exploration of solid metals, refinery and sales of mining products.

Tun-Lin Limited Liability Company (“Tun-Lin”)	Kyrgyz Republic June 1, 2005 (Acquired on November 26, 2007)	KGS 5,000	100	%(a)	Investments holdings

Kichi-Chaarat Closed Joint Stock Company (“Kichi-Chaarat”)	Kyrgyz Republic September 17,1998 (Acquired on November 26, 2007)	KGS 10,000	100	%(b)	Exploration, development, mining, and processing of gold-copper and other mineral products.

(a)   100% ownership of Tun-Lin was acquired by Xiangzhen Mining on November 26, 2007.
(b)   100% ownership of Kichi Chaarat was acquired through the acquisition of Tun-Lin on November 26, 2007.

NOTE 2  BASIS OF PREPARATION

The consolidated financial statements include the accounts of China Shen Zhou Mining & Resources, Inc. and the more-than-50%-owned subsidiaries that it controls and entities over which control is achieved through means other than voting rights. All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”).

These consolidated financial statements for interim periods are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States.  These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, filed on April 14, 2008.

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company’s consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves and value beyond proven and probable reserves that are the basis for future cash flow estimates utilized in impairment calculations; the estimated lives of the mineralized bodies based on estimated recoverable volume through the end of the period over which the Company has extraction rights that are the basis for units-of-production depreciation; depletion and amortization calculations; estimates of fair value for certain reporting units and asset impairments (including impairments of goodwill, long-lived assets and investments); write-downs of inventory to net realizable value; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates under different assumptions or conditions.

NOTE 3 DISCONTINUED OPERATIONS

On December 10, 2007, the Company completed the sale of all its ownership interest in Xinjiang Wuqia Tianzhen Mining Co., Ltd. (“Tianzhen Mining”), a subsidiary of the Company within the nonferrous metals segment. The Company received cash proceeds of HK$22 million (equivalent to approximately $2,759,000) and assumed all debts incurred by Tianzhen Mining before the date of sale which amounted to $150,867. The terms of the transaction also provides for an additional compensation of HK$10 million (equivalent to approximately $1,253,690) payable by the buyer to the Company if a qualified geological exploration and exploitation authority issues an official report to certify a reserve of over 200,000 metric tons copper, lead or zinc minerals in the Jiangejier Lead-Zinc deposit covered by Tianzhen’s exploration right. However, the Company has not recognized any gain arising from this contingent consideration. In accordance with FAS 144, Accounting for Impairment or Disposal of Long-Lived Assets, the Company has reflected Tinazhen Mining’s results of operations in the consolidated statement of operations through the date of the sale as discontinued operations for the three months ended March 31, 2007. The cash flows of discontinued operations have also been reclassified.

The following table presents the revenue and net loss from discontinued operations:

	Three Months Ended March 31,
	2008	2007
	(In thousands)	(In thousands)

Revenue	Not Applicable	$39

Net (loss) from discontinued operations, net of income tax of nil	Not Applicable	$(160)

NOTE 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company’s consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves and value beyond proven and probable reserves that are the basis for future cash flow estimates utilized in impairment calculations; the estimated lives of the mineralized bodies based on estimated recoverable volume through the end of the period over which the Company has extraction rights that are the basis for units-of-production depreciation; depletion and amortization calculations; estimates of fair value for certain reporting units and asset impairments (including impairments of goodwill, long-lived assets and investments); write-downs of inventory to net realizable value; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates under different assumptions or conditions.

Principles of Consolidation
The consolidated financial statements include the accounts of China Shen Zhou Mining & Resources, Inc. and the more-than-50%-owned subsidiaries that it controls. Inter-company balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”).

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

Accounts receivable
Accounts receivable is stated at cost, net of an allowance for doubtful accounts.   The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances when there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

Inventories
Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Costs of finished goods are composed of direct materials, direct labor and an attributable portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

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
The Company’s estimated useful lives of fixed assets are summarized as follows:

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

Debt Issuance Costs
Debt issuance costs are costs of commissions, interest expenses for bridge loans and legal fees for convertible notes. Debt issuance costs are deferred and amortized over the life of the convertible notes using the effective interest rate method.

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

Financial instruments
The Company values its financial instruments as required by SFAS No. 157, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company, using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, other current assets; accounts payable, accrued expenses, short-term bank loans, other current liabilities, and due to a director.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profiles at respective year ends.

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

Income taxes
The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Group is able to realize their benefits, or their future deductibility is uncertain.

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

Transportation charges
Transportation charges represent costs to deliver the Company’s inventory to point of sale.  Transportation costs are expensed and charged to cost of sales as incurred.

Foreign Currency
The Company uses the United States dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”). The functional currency for Tun-Lin and Kichi-Chaarat, the Company’s foreign subsidiaries in Kyrgyz Republic, is the Kyrgyz Som (“KGS”). The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Statements of operations amounts have been translated using the average exchange rate for the period. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB and KGS into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:-

	As of March 31, 2008	As of December 31, 2007
Balance sheet items, except for the registered and paid-up capital and retained earnings, as of period end	US$1=RMB7.0190 US$1=KGS36.4091	US$1=RMB7.3046 US$1=KGS35.4988

	Three months ended March 31, 2008	Three months ended March 31, 2007
Amounts included in the statements of operations, statements of changes in stockholders’ equity and statements of cash flows for the period	US$1=RMB7.1692 US$1=KGS36.2375	US$1=RMB7.7581

For the three months ended March 31, 2008 and 2007, foreign currency translation adjustment of approximately $1,023,000 and $186,000, respectively, have been reported as comprehensive income in the consolidated statement of stockholders’ equity and comprehensive income.

Although government regulations now allow convertibility of RMB and KGS for current account transactions, significant restrictions still remain.  Hence, such translations should not be construed as representations that RMB or KGS could be converted into U.S. dollars at that rate or any other rate.

The value of RMB and KGS against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China and Kyrgyz Republic’s political and economic conditions.  Any significant revaluation of RMB and KGS may materially affect the Company’s financial condition in terms of U.S. dollar reporting.

Stock Based Compensation
On December 16, 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the requirements of SFAS No. 123R for the fiscal year beginning on January 1, 2006, and recorded the compensation expense for all unvested stock options existing prior to the adoption during the period.

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

Comprehensive Income
SFAS No.130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income includes foreign currency translation adjustments. Total foreign currency translation adjustments for the three months ended March 31, 2008 and 2007 were $1,023,000 and $186,000, respectively.

Adoption of new accounting pronouncements
In September 2006, the FASB issued SFAS No. 157, Disclosures about Fair Value Instruments (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value instruments.  SFAS 157 does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (our fiscal 2008). SFAS 157 establishes a fair value hierarchy as follows that prioritizes the inputs to valuation techniques used to measure fair value:

Level 1
— quoted prices (unadjusted) in active markets for identical asset or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives.

Level 2
— inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges.

Level 3
— unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded,non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

The Company’s warrants liabilities (as further described in Note 11) are measured and recorded at fair value on a recurring basis on the Company’s Consolidated Balance Sheets and their level within the fair value hierarchy during the three months ended March 31, 2008 is presented in the following tabular form:

(In thousands) As of March 31,	Fair Value
2008	Level 1	Level 2	Level 3	Total
Warrants liabilities	$—	$2,018	$—	$2,018

The following is the reconciliation of the fair values of the warrants liabilities among adjustment of the period ended March 31, 2008, the beginning balance of December 31, 2007 and the ending balance of March 31, 2008:

Balance of warrants liabilities at December 31, 2007	$1,100
Loss on fair value adjustments to warrants liabilities	918
Balance at March 31, 2008	$2,018

The fair value of the warrants liabilities can be obtained by using generally accepted models such as Black Scholes Model. See Note 11 for more information on the valuation methods used.

Recent accounting pronouncements
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to fully recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position and provide additional disclosures.  We believe that implementation of SFAS 158 will have little or no impact on our consolidated financial statements since we have no applicable plans.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company does not believe that this standard will significantly affect the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, (“SFAS 141(R)”). This standard will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We believe that there would be no material impact on our financial statements upon adoption of this standard.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This standard does not currently affect the Company. We believe that there would be no material impact on our financial statements upon adoption of this standard.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133 (“SFAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This standard does not currently affect the Company. The Company will adopt this standard when it purchases derivative instruments and is engaged in hedging activities.

NOTE 5 ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31, 2008	December 31, 2007
	(In thousands)	(In thousands)

Accounts receivable	$1,891	$2,534
Less: Allowance for doubtful accounts	(80)	(53)
	$1,811	$2,481

NOTE 6 DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following:

	March 31, 2008	December 31, 2007
	(In thousands)	(In thousands)
Prepayments and advances(a)	$354	$840
Tax recoverable	73	62
Other receivables	581	352
	$1,008	$1,254

(a)
Prepayments and advances as of December 31, 2007 included a deposit of $330,469 paid to Wulatehouqi Zijin Mining Co., Ltd., the Company’s largest supplier, for purchases of raw materials. The deposit was repaid in the first quarter of 2008.

NOTE 7 INVENTORIES

Inventories consist of the following:

	March 31, 2008	December 31, 2007
	(In thousands)	(In thousands)
Raw materials - unprocessed ore	$459	$34
Consumables	639	564
Finished goods	1,055	1,041
	$2,153	$1,639

NOTE 8 PROPERTY, MACHINERY AND MINING ASSETS, NET

Property, machinery and mining assets consist of the following:

	March 31, 2008	December 31, 2007
	(In thousands)	(In thousands)

Land use rights	$1,656	$1,591
Buildings	4,417	4,218
Machinery	6,210	5,543
Mining assets	4,129	3,962
Motor vehicles	1,341	1,155
Equipment	284	249
Extraction rights	19,988	19,675
Exploration rights	1,638	1,574
Construction in progress	16,616	15,020
	56,279	52,987
Less:
Accumulated depreciation and amortization	(6,542)	(5,833)
Impairment provision	(62)	(60)
	$49,675	$47,094

Depreciation and amortization
Depreciation and amortization expense in aggregate for the three months ended March 31, 2008 and 2007 was approximately $459,000 and $413,000 respectively.

Impairment provision
An impairment provision was a balance recorded for the equipment of Qingshan Metal, a subsidiary of the Company within the nonferrous metals segment.

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

Exploration rights refer to the right obtained in accordance with the law for exploring for mineral resources within the areas authorized by the exploration license.  The Company has been granted mineral exploration permits.  These exploration rights enable the Company to explore selected prospective mines for possible economic value to mine and develop.   Under Chinese mining laws and regulations, generally an exploration license is valid for no more than three years and extension of the exploration license shall not exceed two years and two extensions.

NOTE 9 DEBIT ISSUANCE COSTS

The issuance costs directly associated with the Notes and the put warrant aggregated $2,522,497.  The amount was capitalized as deferred debt issuance costs, and is being amortized using the effective interest rate method over the term of the convertible loan, with the amounts amortized being recognized as interest expense. Any unamortized debt issuance costs remaining at the date of conversion of the loan will be recognized as interest expense in the period the conversion takes place. As of March 31, 2008 and December 31, 2007, the deferred debt issuance costs were approximately $2,128,000 and $2,170,000, respectively.

NOTE 10 GOODWILL

(In thousands)
Arising from acquisition of Qingshan Metal, a subsidiary within the nonferrous metals segment, in 2006	$1,001

Balance as of December 31, 2006	1,001
Exchange realignment	69
Balance as of December 31, 2007	$1,070
Exchange realignment	43
Balance as of March 31, 2008	$1,113

Goodwill of $1,001,000 arose from the Company’s acquisition of Qingshan Metal within its nonferrous metals segment on April 27, 2006. Impairment of goodwill is tested at least annually at the reporting unit. The test consists of two steps. First, we identify potential impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The Company’s financial valuation performed as of February 25, 2008 indicated no impairment of the goodwill.

NOTE 11 WARRANTS LIABILITY

In connection with the issuance of the convertible notes (as further described in Note 15), the Company issued a put warrant to one of the Company’s financial advisors for the purchase of 875,000 shares of the Company’s common stock at an exercise price of $3.20 per share, exercisable at any time, or from time to time, during the period commencing from January 1, 2007 through January 1, 2010 (the “Termination Date”). The Company engaged a professional valuation firm to value the fair value of the put warrant by using the Black Scholes model. As of March 31, 2008, the fair value of the put warrant is approximately $2,018,000 with the following significant assumptions used in the Black-Scholes model:

	As of March 31,2008	As of December 31,2007

Risk-free interest rate	5.06%	4.05%
Expected volatility	64.41%	57.22%
Term	1.75 years	2 years

In the event that the warrant holder elects not to exercise the warrant on or before the Termination Date, the Company shall repurchase this warrant for cash at an aggregate purchase price of $50,000.

NOTE 12 SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:

	March 31, 2008	December 31, 2007
	(in thousands)	(in thousands)
10.37% note payable to Baiyin Credit Union matures on February 16, 2008 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	-	96
10.37% note payable to Baiyin Credit Union matures on February 16, 2008 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	-	205
7.52% note payable to Baiyin Credit Union matures on August 17, 2008 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	114	110
10.21% note payable to Baiyin Credit Union matures on November 22, 2008 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Xiangzhen Mining	855	821
8.22% note payable to Baiyin Credit Union matures on November December 26, 2008 with interest due on the 20th day of each quarter and principal due at date of maturity, secured by the time deposit of Mr. Helin Cui, a director of the Company	85	82
10.46% note payable to Baiyin Credit Union matures on May 14, 2008 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	214	-
10.46% note payable to Baiyin Credit Union matures on May 15, 2008 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	100	-
9.86% note payable to Baiyin Credit Union matures on May 2, 2008 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Xiangzhen Mining	427	-

	$1,795	$1,314

NOTE 13 OTHER PAYABLES AND ACCRUALS

Other payables and accruals consist of the following:

	March 31, 2008	December 31, 2007
	(In thousands)	(In thousands)
Accrued debt issuance costs (a)	53	116
Receipts in advance	1,080	408
Accruals for payroll, bonus and other operating expenses	467	892
Payables for construction in progress	582	481
Payable for extraction rights	1,055	1,014
Others payables	794	558
	$4,031	$3,469

(a) The balance mainly represents outstanding legal service fees payable in connection with the issuance of the convertible notes.

NOTE 14 DUE TO RELATED PARTIES

Due to related parties consist of the following:

	March 31, 2008	December 31, 2007
	(In thousands)	(In thousands)
Due to directors of the Company:
Ms. Xiao Jing Yu, CEO of the Company (a)	$360	$166
Mr. Xue Ming Xu		1
Due to Wulatehouqi Mengxin Co., Ltd, the minority shareholder of Xingzhen Mining (b)	1,425	1,369
Due to Xinjiang Tianxiang New Technology Development Co., Ltd, the minority shareholder of Xingzhen Mining (c)	377	526
	$2,162	$2,062

Amounts due to related parties are interest-free, unsecured and have no fixed terms of repayment.

(a)	Ms.Yu is the CEO of the Company.

(b)	Wulatehouqi Mengxin Co., Ltd is the minority shareholder of Xingzhen Mining.

(c)	Xinjiang Tianxiang New Technology Development Co., Ltd is the minority shareholder of Xingzhen Mining.

NOTE 15 CONVERTIBLE NOTES PAYABLE

On December 27, 2006, the Company entered into a Notes Purchase Agreement with Citadel Equity Fund Ltd. (“Citadel”), under the terms of which Citadel purchased a total of US$28,000,000 in convertible senior notes (“Notes”). The Notes have a maturity date of December 27, 2012.

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

Consistent with EITF 98-05, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the intrinsic value of the beneficial conversion feature (“BCF”) on the commitment date, i.e. the Second Supplementary Indenture Date of September 28, 2007, has been recalculated: The change of conversion price in the Second Supplemental Indenture resulted in a BCF. The BCF was recognized on the effective date of September 28, 2007 as a discount and will be amortized using the effected interest rate method from September 28, 2007 to the maturity date.

Redemption
The Notes contain a principal accretion feature that increases the redemptions or repurchase price of the Notes.  The principal is accreted 5% per annum, on a semi-annual basis, such that if the Notes are held to maturity the total accreted principal amount is equal to 130% of the original principal amount.  The Company can redeem all of the Notes on or after December 27, 2009 at 110% of the then accreted principal amount, plus accrued and unpaid interest to, but excluding, the redemption date. In addition, Note holders have rights to request the Company to repurchase the Notes at a price in cash equal to 104% of the then accreted principal amount plus accrued and unpaid interest to the redemption date if there is a change of control of the Company.  In addition, from and after December 27, 2009, Note holders have the right to require the Company to repurchase the Notes for 100% of the then accreted principal amount plus accrued and unpaid interest to the redemption date.

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

(b) at the rate of 0.00% per annum of the Original Principal Amount of the Notes, from and including October 1, 2007 to and excluding December 31, 2007; and

(c) at the rate of 1.75% per annum of the Original Principal Amount of the Notes, from and including the date of the listing of the Company’s common stock on AMEX (i.e. January 31, 2008) to but excluding the Maturity Date.

Detachable warrants
Together with the issuance of the Notes, the Company issued a put warrant to one of the Company’s financial advisors in the transaction for the purchase of 875,000 shares of the Company’s common stock at an exercise price of $3.20 per share, exercisable on or before three years from the date of grant.  As of March 31, 2008, the fair value of the put warrant was $2,018,000.

Debt issuance costs
The issuance costs directly associated with the Notes and the put warrant aggregated $2,522,497.  The amount was capitalized as deferred debt issuance costs, and is being amortized using the effective interest rate method over the term of the convertible loan, with the amounts amortized being recognized as interest expense. Any unamortized debt issuance costs remaining at the date of conversion of the loan will be recognized as interest expense in the period the conversion takes place. As of March 31, 2008, the deferred debt issuance costs were approximately $2,128,000.

NOTE 16 INCOME TAXES

The PRC and Kyrgyz subsidiaries within the Company are subject to PRC or Kyrgyz income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate.

The Company’s income tax benefit (expense) consists of:

	Three months ended
	March 31,
	2008	2007
	(In thousands)	(In thousands)
Current:
- PRC	$-	$-

Deferred:
- PRC	(50)	93
	$(50)	$93

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

NOTE 17 DEFINED CONTRIBUTION RETIREMENT PLANS

As stipulated by the regulations of the PRC government, companies operating in the PRC have defined contribution retirement plans for their employees. The PRC government is responsible for the pension liability to these retired employees. Commencing January 1, 2002, the Company is required to make specified contributions to the state-sponsored retirement plan at 20% of the basic salary cost of their staff. Each of the employees of the PRC subsidiaries is required to contribute 6% of his/her basic salary.

NOTE 18 PRC STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company’s PRC subsidiaries were required to transfer 10% of their profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve and a percentage of not less than 5%, as determined by management, of the profit after tax to the public welfare fund. With the amendment of the PRC Companies Law which was effective January 1, 2006, enterprises in the PRC are no longer required to transfer any profit to the public welfare fund. Any balance of public welfare fund brought forward from December 31, 2005 should be transferred to the statutory surplus reserve. The statutory surplus reserve is non-distributable.

NOTE 19 ASSET RETIREMENT OBLIGATIONS

According to the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” of the PRC, mining companies causing damages to cultivated land, grassland or forest are required to restore the land to a state approved by the local governments. The local governments administering the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” on the Company’s two mines, “Sumochaganaobao Fluorite Mine” and “Mining site No. 2”, have confirmed that the Company is not required to restore or rehabilitate the two mining sites because those two mining sites are located at distant areas and the Company’s mining and extraction activities have not affected the surrounding environment. The Company’ property, machinery and mining assets related to those two mining sites at December 31, 2007 and March 31, 2008 were not subject to an asset retirement obligation.

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

NOTE 20 COMMITMENTS AND CONTINGENCIES

General
The Company follows SFAS No. 5, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

Mining industry in PRC and Kyrgyz
The Company's mining operations are and will be subject to extensive national and local governmental regulations in China or Kyrgyz, whose regulations may be revised or expanded at any time. A broad number of matters are subject to regulation.  Generally, compliance with these regulations requires the Company to obtain permits issued by government, state and local regulatory agencies.  Certain permits require periodic renewal or review of their conditions.  The Company cannot predict whether it will be able to obtain or renew such permits or whether material changes in permit conditions will be imposed. The inability to obtain or renew permits or the imposition of additional conditions could have a material adverse effect on the Company's ability to develop and operate its properties.

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

Capital commitment

Contracted but not provided for at March 31, 2008:
Purchase of machinery - within one year	$674
Acquisition or construction of buildings-within one year	1,059

$1,733

NOTE 21 SEGMENT INFORMATION

The Company follow SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. The Company has two operating segments identified by product, “fluorite” and “nonferrous metals”. The fluorite segment consists of our fluorite extraction and processing operations conducted through the Company’s wholly-owned subsidiary, Xiangzhen Mining. The nonferrous metals segment consists of the Company’s copper, zinc, lead and other nonferrous metal exploration, extraction and processing activities conducted through the Company’s wholly-owned subsidiaries, Qianzhen Mining, Xingzhen Mining and Qingshan Mining.

The Company primarily evaluates performance based on income before income taxes and excluding non-recurring items.

Up until now, the Company mainly operated in one single geographic region.

The segment data presented below was prepared on the same basis as the Company’s consolidated financial statements.

		Nonferrous
Three months ended March 31, 2008	Fluorite	metals	Consolidated

Segment revenue	663	81	744
Inter-segment revenue	-	-	-
Revenue from external customers	663	81	744

Segment (loss) profit	(324)	(783)	(1,107)

Unallocated corporate expenses			(2,267)
Income before income taxes and minority interests			(3,374)

Total segment assets	48,998	55,711	104,709
Inter-segment receivables	(25,759)	(21,709)	(47,468)
	23,239	34,002	57,241

Deferred debt issuance costs			2,128
Other unallocated corporate assets			501
			59,870
Other segment information:
Depreciation and amortization	198	261	459
Expenditure for segment assets	1,157	466	1,623

		Nonferrous
Three months ended March 31, 2007	Fluorite	metals	Consolidated

Segment revenue	1,040	1,918	2,958
Inter-segment revenue	-	-	-
Revenue from external customers	1,040	1,918	2,958

Segment (loss) profit	60	783	843

Unallocated corporate expenses			(1,946)
Income from continuing operations before income taxes and minority interests			(1,103)

Total segment assets	22,499	25,549	48,048
Inter-segment receivables	(9,827)	(6,090)	(15,917)
	12,672	19,459	32,131
Investment deposit			10,000
Deferred debt issuance costs			2,418
Other unallocated corporate assets			10,627
			55,176
Other segment information:
Depreciation and amortization	235	178	413
Expenditure for segment assets	1,139	356	1,495

NOTE 22 OTHER INCOME, NET

	Three months ended March 31,
	2008	2007
	(In thousands)	(In thousands)
Exchange gain	$367	$-
Investment income (loss)	-	(32)
Donation	(4)	-
Others	(6)	41
	$357	$9

NOTE 23 EARNINGS PER SHARE

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share from continuing and discontinued operations for the periods presented (amounts in thousands, except per share data):

	Three months ended March 31
	2008	2007
	(In thousands, except per share data)	(In thousands, except per share data)

Income (loss) from continuing operations available to common shareholders:
Basic	$(3,409)	$(991)
Interest expense on dilutive convertible notes, net of tax effect	-	-
Diluted	$(3,409)	$(991)

Income (loss) from discontinued operations available to common shareholders:
Basic	$-	$(160)
Diluted	-	(160)
Weighted average number of shares:
Basic	22,215	21,298
Add shares issuable upon conversion of dilutive convertible notes	-	-
Diluted	$22,215	21,298

Earnings (loss) per share from continuing operations
- Basic	$(0.153)	$(0.047)

- Diluted	$(0.153)	$(0.047)

Earnings (loss) per share from discontinued operations
- Basic	$-	$(0.007)

- Diluted	$-	$(0.007)

As the convertible notes, warrants and options have an anti-dilutive effect on the earnings per share for the first quarter of 2008 and 2007, they were not included in the calculations of diluted earnings per share.

NOTE 24 CONCENTRATIONS OF CUSTOMERS AND SUPPLIERS

The Company had four main customers who contributed approximately $731,000 or 98% of the Company’s consolidated net revenue for the three months ended March 31, 2008.

The following table shows our major customers (10% or more of consolidated net revenue) for the three months ended March 31, 2008:

		Revenue	Percentage
Number	Customer	(In thousands)	(%)
1	Laiwu Steel Co., Ltd	$344	46%
2	Inner Mongolia Huadesanli Trading Co.	155	21%
3	HanDan Hongzhi Co.	151	20%
4	Jianxiang Trading Co.	81	11%
TOTAL		$731	98%

In the first quarter of 2008, the Company had no concentrated suppliers.

NOTE 25 SUBSEQUENT EVENTS

None.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following management’s discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this quarterly report. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of the Annual Report on Form 10-KSB filed on April 14, 2008. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Our financial statements are prepared in U.S. Dollars and in accordance with generally accepted accounting principles in the United States. See “Exchange Rates” below for information concerning the exchanges rates at which Renminbi (“RMB”) were translated into U.S. Dollars (“USD”) at various pertinent dates and for pertinent periods.

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

We produced approximately 22,400 metric tons of refined fluorite powder in 2007. In early 2006, we started to build a 200,000 metric ton per year fluorite ore processing plant at the mine site. The new processing plant remained in trial production stage during the first quarter of 2008. In 2008, this project is expected to reach 70% of its designed annual capacity and produce 70,000 metric tons of fluorite powder. After reaching its full capacity in 2009, we expect to produce approximately 100,000 metric tons of refined fluorite powder per year.

▼ Zinc, Copper and Lead

Due to supply issues in non-ferrous ores, Qianzhen did not produce any non-ferrous concentrates during the first quarter of 2008. Considering the rapidly increasing price of concentrate sulphur, the Company plans to produce concentrate sulphur by utilizing accumulated sulphur-bearing tailings, in order to mitigate the impact of the supply issues on the Company’s production. The Company is expected to process sulphur-bearing tailings of 150,000 metric tons and produce concentrate sulphur of 35,000 metric tons in 2008.

In July 2006, Xingzhen Mining started to build a 200,000 metric ton per year zinc-copper ore mining and processing project at Keyinbulake Multi-Metal Mine in Buerjin County, Aletal Zone, Xinjiang Uygur Autonomous Region. This project is expected to go into production during the first half of 2008 and is expected to produce approximately 100,000 metric tons of zinc and copper ores and process them into concentrates equivalent to 4,000 metric tons of zinc metal and 400 metric tons of copper metal in 2008.

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

Increased Exploration Activities

•   Keyinbulake Copper-Zinc Mine

Following the exploration in 2007, further exploration activities are planned in 2008 in the southern and northern parts of Keyinbulake Copper-Zinc Mine. The exploration details are scheduled as follows:

Table1: Exploration Program for Keyinbulake Property

Item	Method	Unit	Quantity
Geology	Mapping and comprehensive study	-	-
Geophysical prospecting	Surface scanning	km [2]	15
	Depth measuring by induced polarization method	point	50
	“Mise—a—la—masse” method	km [2]	1
	TEM	km [2]	1
Drilling	Inclined hole	m	5000
Trenching	-	m [3]	6000
Assaying	Sampling and test	-	-

The above mentioned exploration activities shall be completed by Geophysical Prospecting Team of the Xinjiang Nonferrous Geophysical Prospecting Bureau at the end of August 2008, with a total budget of approximately $1.2 million, which will be funded by the Company.

•  Kichi Chaarat Copper and Gold Mine

We have the program to conduct the exploration by the local geological service company in the region of Kuru-Tegerek in Kyrgyz. The exploration details are scheduled as follows:

Item	Unit	Quantity	Remark
Geology	Km	20	mapping
Trenching	M [3]	400
Drilling	M	400
Assaying	P iece	800

The total budget for the above exploration activities will amount to approximately $82,000, which will be funded by the Company.

Acquiring More Mineral Resources

To increase our reserve base and ensure supply to our processing facilities, we plan to acquire domestic and foreign large-scale mines when the right opportunity arises. We also expect to acquire additional nonferrous metal and fluorite mines domestically that have good extracting and operating conditions and possess all necessary governmental licenses.

Expansion into Down Stream Fluorine Chemical Business

To increase the profit margin of our business, we may plan to expand into the fluorochemical industry which enjoys a very high profit margin and a rapidly growing market through the strategic cooperation with the major participants in the fluorochemical industry.

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

Subsequent to completion of the reverse takeover transaction, on October 5, 2006 EPTI changed its name to China Shen Zhou Mining and Resources, Inc.

On January 31, 2008, the Company’s common stock was listed on the American Stock Exchange (“AMEX”).

ACQUISITIONS IN 2007

Kichi-Chaarat Closed Joint Stock Company (“Kichi-Chaarat”)

On November 6, 2006, Xiangzhen Mining entered into contractual arrangements with Mr. Li Jiaxing and Mr. Huang Guan to appoint Mr. Li and Mr. Huang to acquire the entire ownership of Kichi Chaarat Closed Joint Stock Company (“Kichi Chaarat”) for cash consideration of $10,000,000 in aggregate. Mr. Li and Mr. Huang jointly owned Tun-Lin Limited Liability Company (“Tun-Lin”), which is a Kyrgyz Republic registered company. Pursuant to the arrangements, Tun-Lin acquired the entire ownership in Kichi Chaarat from Altyn Minerals (BVI) Ltd. Subsequently, Xiangzhen Mining acquired the entire ownership in Tun-Lin. The major asset of Kichi Chaarat is the subsoil use right for the purpose of (i) mining for gold and other metals within the Kuru-Tegerek licensed area, and (ii) exploration for gold and other metals within the Kuru-Tegerek licensed area. The purchase consideration was fully settled in 2006.

The acquisition was officially completed on December 26, 2007, when the Ministry of Justice of Kyrgyzstan officially approved the share transfer. The management believes that with the completion of the acquisition, the Company will be able explore, develop and mine the potential reserves at Kichi Chaarat deposit and potentially increase our reserve base in the nonferrous segment and enhance our earnings prospects in the future.

ACQUISITION OF ADDITIONAL 10% EQUITY IN XINGHZEN MINING

In August 2007, the Company completed an acquisition of additional equity in Xingzhen Mining from Xinjiang Tianxiang New Technology Development Company Ltd. and thus increased the Company’s ownership of equity in Xingzhen Mining from 80% to 90%.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2008 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

Selected information from the Consolidated Statements of Operations

	For the three months ended March 31,
	2008	2007
	(in thousands)	(in thousands)

Net revenue	$744	$2,958
Gross profit	192	1,771
- Gross profit margin	26%	60%
General and administrative expenses	1,974	1,248
Interest expenses	1,931	1,589
Net income (loss)	$(3,409)	$(1,151)

REVENUES. Net revenues for the three months ended March 31, 2008 were $0.7 million, representing a $2.2 million or 75% decrease as compared to the same period of 2007. The decrease in net revenues is mainly attributable to Qianzhen Mining, whose zinc processing operations were materially impacted by a shortage of ore supplies, which resulted in a reduction of revenue of 95% or approximately $1.7 million as compared to the first quarter of 2007. Net revenue from Xiangzhen Mining’s fluorite products decreased 36% to $0.4 million as compared to 2007 due to the trial stage operation of the newly completed fluorite processing plant of Xiangzhen.

Considering the rapidly increasing price of concentrate sulphur, the Company plans to produce concentrate sulphur in Qianzhen Mining by utilizing accumulated sulphur-bearing tailings, in order to mitigate the impact of the supply issues on Company’s production.

GROSS PROFIT AND GROSS PROFIT MARGIN. For the three months ended March 31, 2008, gross profit was $0.2 million, representing a decrease of approximately 89% as compared to $1.8 million of the same period of 2007. Gross profit margin significantly dropped from 60% in the first quarter 2007 to 26% in 2008. The decrease in gross profit margin is mainly due to the sharp decrease of production in the first quarter as mentioned above.

GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended March 31, 2008, general and administrative expenses increased by approximately $0.72 million to $1.97 million in 2008 as compared to $1.25 million in 2007. The significant increase in general and administrative expenses was primarily due to (i) increased administrative expense of $0.2 million by Xingzhen Mining mainly due to amortization of exploration rights, and (ii) increased administrative expense of $0.42 million for Xiangzhen Mining’s Beijing Office and the newly acquired Tun-Lin in Kyrgyzstan.

INTEREST EXPENSE.  Total interest expense of $1.9 million is mainly due to the related non cash interest expense and costs associated with the convertible bonds and related issuance cost in the fourth quarter of 2006. This includes: i) non cash principal accretion of approximately $0.36 million for the three months ended March 31, 2008; ii) $917,000 of revaluation of the detachable warrant liability associated with the issuance; and iii) $0.49 million of amortization of deferred debt issuance costs and deferred financing cost for the three months ended March 31, 2008. The total non cash interest expenditure is approximately $1.77 million.

NET LOSS. Net loss for the three months ended March 31, 2008 was $3.4 million, an increase of $2.3 million compared to a net loss of $1.2 million for the same period 2007. Basic earnings (loss) per share were $(0.15) and $(0.05) for the three months ended March 31, 2008 and 2007, respectively.

SEGMENT PERFORMANCE ANALYSIS

(amounts in thousand)	Segment revenue				Segment profit (loss)
	For the three months ended March, 31				For the three months ended March, 31
	2008		2007		2008		2007

Fluorite	$	663	$	1,040	$	(324)	$	60

Nonferrous metals	$	81	$	1,918	$	(783)	$	783

Fluorite

For the first quarter, fluorite segment revenue decreased by 36.3% from $1 million for 2007 to $0.7 million for 2008. The decrease was primarily due to the trial stage operation of the newly completed fluorite processing plant of Xiangzhen.

Our fluorite segment reported a segment loss of $323,000 for the three months ended March 31, 2008, compared to a segment profit of $60,000 in the same period of 2007.

Xiangzhen Mining just completed a new fluorite processing plant with an annual processing capacity of 200,000 tons of ores in November 2007 and expects to utilize its new fluorite processing plant to produce 70,000 tons of fluorite powder in 2008, which would be an increase of 214% as compared to 2007.

Nonferrous metals

Nonferrous metals segment revenue for the three months ended March 31, 2008 amounted to $81,000, representing a decrease of approximately $1.8 million or 96% as compared to the same period of 2007. The performance of the nonferrous metals segment was materially impacted by the decline of ore processing operations of Qianzhen Mining, which experienced a shortage of ore supplies as raw material.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1.4 million as of March 31, 2008, a decrease of $13 million as compared to the balance at March 31, 2007 of $14.4 million. The significant decrease in cash position was mainly due to the capital expenditures for mine development, construction, and purchase of processing plants and mining equipment at Xiangzhen Mining and Xingzhen Mining.

Net cash used in operating activities for the three months ended March 31, 2008 was $68,000, as compared to $165,000 for the same period ended in 2007 due to the decrease of production and sales revenue in the first quarter, which is normally a low season for the Company’s business due to severe weather conditions in northern China.

Net cash used in investing activities of $1.6 million for three months ended March 31, 2008 was mainly represented by capital expenditures for mining development and capacity expansion projects at Xiangzhen Mining and Xingzhen Mining.

Net cash inflows from financing activities for three months ended March 31, 2008 were $0.48 million, which was mainly due to the proceeds from short-term borrowings. For the same period in 2007, net cash outflows from financing activities were $1.27 million due to the repayments of bank loans.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

CONVERTIBLE NOTES

On December 27, 2006, the Company entered into a Notes Purchase Agreement with Citadel Equity Fund Ltd. (“Citadel”), under the terms of which Citadel purchased a total of US$28,000,000 in convertible senior notes (“Notes”). The Notes have a maturity date of December 27, 2012.

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

Consistent with EITF 98-05, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the intrinsic value of the beneficial conversion feature (“BCF”) on the commitment date, i.e. the Second Supplementary Indenture Date of September 28, 2007, has been recalculated. The change of conversion price in the Second Supplemental Indenture resulted in a BCF. The BCF was recognized on the effective date of September 28, 2007, as a discount and will be amortized using the effected interest rate method from September 28, 2007 to maturity date.

Redemption
The Notes contain a principal accretion feature that increases the redemptions or repurchase price of the Notes.  The principal is accreted 5% per annum, on a semi-annual basis, such that if the Notes are held to maturity the total accreted principal amount is equal to 130% of the original principal amount.  The Company can redeem all of the Notes on or after December 27, 2009, at 110% of the then accreted principal amount, plus accrued and unpaid interest to but excluding the redemption date. In addition, Note holders have rights to request the Company to repurchase the Notes at a price in cash equal to 104% of the then accreted principal amount plus accrued and unpaid interest to the redemption date, if there is a change of control of the Company.  In addition, from and after December 27, 2009, Note holders have the right to require the Company to repurchase the Notes for 100% of the then accreted principal amount plus accrued and unpaid interest to the redemption date.

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

(b) at the rate of 0.00% per annum of the Original Principal Amount of the Notes, from and including October 1, 2007 to and excluding December 31, 2007; and

(c) at the rate of 1.75% per annum of the Original Principal Amount of the Notes, from and including the date of the listing of the Company’s common stock on AMEX (i.e. January 31, 2008) to but excluding the Maturity Date.

Detachable warrants
Together with the issuance of the Notes, the Company issued a put warrant to one of the Company’s financial advisors in the transaction for the purchase of 875,000 shares of the Company’s common stock at an exercise price of $3.20 per share, exercisable on or before three years from the date of grant.  As of March 31, 2008, the fair value of the put warrant was $2,018,000.

Debt issuance costs
The issuance costs directly associated with the Notes and the put warrant aggregated $2,522,497.  The amount was capitalized as deferred debt issuance costs, and is being amortized using the effective interest rate method over the term of the convertible loan, with the amounts amortized being recognized as interest expense. Any unamortized debt issuance costs remaining at the date of conversion of the loan will be recognized as interest expense in the period the conversion takes place. As of March 31, 2008, the deferred debt issuance costs are approximately $2,128,000.

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

Mineral exploration costs are expensed according to the term of the license granted to the Company. Extraction rights stated at the lower of cost and recoverable amount.  When extraction rights are obtained from the government according to mining industry practice in the PRC, extraction rights and other costs incurred prospectively to develop the property are capitalized as incurred and are amortized using the units-of-production (“UOP”) method over the estimated life of the mineralized body based on estimated recoverable volume through to the end of the period over which the Company has extraction rights. At the Company’s surface mines, these costs include costs to further delineate the mineralized body and remove overburden to initially expose the mineralized body. At the Company’s underground mines, these costs include the cost of building access ways, shaft sinking and access, lateral development, drift development, ramps and infrastructure development

Major development costs incurred after the commencement of production are amortized using the UOP method based on estimated recoverable volume in mineralized material. To the extent that these costs benefit the entire mineralized body, they are amortized over the estimated life of the mineralized body. Costs incurred to access specific mineralized blocks or areas that only provide benefit over the life of that area are amortized over the estimated life of that specific mineralized block or area.  Interest cost allocable to the cost of developing mining properties and to constructing new facilities, if any, is capitalized until assets are ready for their intended use.

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

Recent accounting pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value instruments. SFAS 157 does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (our fiscal 2008). SFAS 157 establishes a fair value hierarchy as follows that prioritizes the inputs to valuation techniques used to measure fair value:

Level 1 — quoted prices (unadjusted) in active markets for identical asset or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives.
Level 2 — inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges.
Level 3 — unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded,non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

The Company’s warrants liabilities (described in Note 11) are measured and recorded at fair value on a recurring basis on the Company’s Consolidated Balance Sheets and their level within the fair value hierarchy during the three months ended March 31, 2008 is presented in the following tabular form:

(In thousands)	Fair Value
As of March 31, 2008	Level 1		Level 2		Level 3	Total

Warrants liabilities	$	—	$	2,018	$	$	2,018

The following is the reconciliation of the fair values of the warrants liabilities among adjustment of the period ended March 31, 2008, the beginning balance of December 31, 2007 and the ending balance of March 31, 2008:

Balance of warrants liabilities at December 31, 2007	$1,100
Loss on fair value adjustments to warrants liabilities	918
Balance at March 31, 2008	$2,018

The fair value of the warrants liabilities can be obtained by using generally accepted models such as Black Scholes Model. See note 11 for more information on the valuation methods used

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to fully recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position and provide additional disclosures. We believe that implementation of SFAS 158 will have little or no impact on our consolidated financial statements since we have no applicable plans.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations,” (“SFAS No. 141(R)”). This standard will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We believe that there would be no material impact on our financial statements upon adoption of this standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS No. 160”), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This standard does not currently affect the Company. We believe that there would be no material impact on our financial statements upon adoption of this standard.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This standard does not currently affect the Company,the Company will adopt this standard when it purchases derivative instruments and is engaged in hedging activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. This evaluation was done under the supervision and with the participation of our principal executive officer and principal financial officer. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treasury Commission. Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer have concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of U.S. GAAP as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered “material weaknesses”. The Public Company Accounting Oversight Board has defined a material weakness as a “deficiency, or combination of deficiencies, in internal control over financial reporting (ICFR) such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s ICFR.”.

The significant deficiencies we identified in the prior year in our internal controls and disclosure controls related to the application of U.S. GAAP were in adopting an inappropriate period to depreciate and amortize property, plant and equipment, including extraction and exploration rights; inappropriate capitalization of exploration expenses; and inappropriate classification of balance sheet and income statement balances. These deficiencies, when taken together, resulted in a conclusion that the Company’s controls suffered from a material weakness as of December 31, 2006. In 2007, we have remedied all these significant deficiencies except the failure to provide for an allowance for doubtful accounts in accordance with the Company’s policy by means of implementation of the remediation program we planed in the prior year. This deficiency still resulted in a conclusion that the company’s controls suffered from a material weakness as of March 31, 2008.

Because of the identification of the misapplication of U.S. GAAP, our management has concluded that, as of March 31, 2008, our internal controls over financial reporting were not effective.

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

Changes in Internal Control over Financial Reporting

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None

Item 1A. Risk Factor

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information.

None

Item 6.  Exhibits

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Beijing.

Date: May 15, 2008	CHINA SHEN ZHOU MINING & RESOURCES, INC.

	By:	/s/ Xiaojing Yu
Xiaojing Yu, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven Jiao
Steven Jiao, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)