Form 10-Q
period 2008-06-30
CHINA SHEN ZHOU MINING & RESOURCES, INC.
filed 2008-08-14
CIK 790024

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark one)
☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008
or
☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-50491

China Shen Zhou Mining & Resources, Inc.
(Name of small business issuer in its charter)

Nevada	87-0430816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 166 Fushi Road, Zeyang Tower, Suite 1211 Shijingshan District, Beijing, China 100043 People’s Republic of China	101304
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:  86-010-88906927

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes    ☐   No   ☑

As of August 12, 2008, the Registrant had 22,214,514 shares of common stock outstanding.

China Shen Zhou Mining & Resources, Inc .

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30,	December 31,
	2008	2007
	Unaudited	Audited
ASSETS

Current assets:
Cash and cash equivalents	$687	$2,949
Accounts receivable, net	1,260	2,481
Other deposits and prepayments, net	2,372	1,254
Inventories	4,627	1,639
Total current assets	8,946	8,323

Available for sale investment	146	137
Property, machinery and mining assets, net	49,845	47,094
Deferred debt issuance costs	1,964	2,170
Deferred income tax assets	584	507
Goodwill	1,139	1,070
Total assets	$62,624	$59,301

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,341	$718
Fair value of detachable warrants liability	1,028	1,100
Short term bank loans	1,749	1,314
Other payables and accruals	5,964	3,469
Taxes payable	192	257
Due to related parties	2,321	2,062
Total current liabilities	14,595	8,920

Convertible notes payable	22,705	21,186
Deferred tax liabilities	1,201	1,201
Total liabilities	38,501	31,307

Minority interests	107	144

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Amounts in thousands, except share data)

	June 30,	December 31,
	2008	2007
	Unaudited	Audited
Commitment and contingencies (Note 20)		-

STOCKHOLDERS’ EQUITY:
Common Stock, $0.001 par value:
Authorized – 50,000,000 shares
Issued and outstanding 22,214,514 shares	$22	$22

Additional paid-in capital	25,251	25,251
PRC statutory reserves	1,780	1,672
Accumulated other comprehensive income	3,668	2,112
Retained deficit	(6,705)	(1,207)
Total stockholders’ equity	24,016	27,850
Total liabilities and stockholders’ equity	$62,624	$59,301

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	Unaudited		Unaudited
Net revenue	$1,177	4,832	$1,921	7,790
Cost of sales	(1,225)	(1,641)	(1,777)	(2,828)
Gross profit (loss)	(48)	3,191	144	4,962
Operating expenses:
Selling and distribution expenses	(18)	(89)	(36)	(135)
General and administrative expenses	(2,418)	(1,006)	(4,392)	(2,253)
Income (loss) from operations	(2,484)	2,096	(4,284)	2,574
Other income (expense):
Interest expense (income), net	86	(756)	(1,845)	(2,345)
Other, net	185	(24)	542	(15)
Income (loss) from continuing operations before income taxes and minority interests	(2,213)	1,316	(5,587)	214
Income tax (expenses) benefits	94	(14)	44	79
Income (loss) from continuing operations before minority interests	(2,119)	1,302	(5,543)	293
Minority interests	30	(10)	45	9
Income (loss) from continuing operations	(2,089)	1,292	(5,498)	302
Discontinued operation (Note 3 )
Loss from operations of discontinued component, net of taxes	-	(32)	-	(193)
Income (loss) from discontinued operations	-	(32)	-	(193)
Net income (loss)	(2,089)	1,260	(5,498)	109
Other comprehensive income:
Foreign currency translation adjustments	533	402	1,556	588
Comprehensive income (loss)	$(1,556)	1,662	$(3,942)	697

Income (loss) per common share – basic and diluted
From continuing operations	(0.094)	0.060	(0.248)	0.014
From discontinued operations	0.000	(0.002)	-	(0.009)
Net income (loss)	$(0.094)	0.058	$(0.248)	0.005
Weighted average common shares outstanding
Basic and Diluted	22,215	21,698	22,215	22,094

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)

	Common Stock			PRC	Retained	Accumulated Other	Total
	Number of		Additional	Statutory	Earnings	Comprehensive	Stockholders'
	Shares	Amount	paid-In Capital	Reserves	(Deficit)	Income	Equity
Balance at January 1, 2007	21,298	$21	$13,865	$1,111	$1,865	$600	$17,462
Issuance of shares for acquisitions	917	1	3,670	-	-	-	3,671
Discount of issuing the convertible notes	-	-	7,716	-	-	-	7,716
Net loss for the year ended December 31, 2007	-	-	-	-	(2,646)	-	(2,646)
Appropriation of PRC statutory reserves	-	-	-	426	(426)	-	-
Foreign currency translation adjustment	-	-	-	135	-	1,512	1,647

Balance at December 31, 2007	22,215	$22	$25,251	$1,672	$(1,207)	$2,112	$27,850
Net loss for the six months ended June 30, 2008	-	-	-	-	(5,498)	-	(5,498)
Foreign currency translation adjustment	-	-	-	108	-	1,556	1,664
Balance at June 30, 2008	22,215	$22	$25,251	$1,780	$(6,705)	$3,668	$24,016

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Six Months Ended
	June 30,
	2008	2007
	Unaudited	Unaudited
Cash flows from operating activities:
(Loss) income from continuing operations	$(5,498)	$302
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	2,248	847
Loss from investments	-	81
Deferred income tax benefits	(77)	(119)
Fair value adjustment of warrants	(72)	515
Accrual of coupon interests and accreted principal	736	700
Amortization of deferred financing costs	783	82
Amortization of debt issuance costs	206	201
Minority interests	(37)	(1)
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	1,221	(1,194)
Deposits and prepayments	(1,118)	(565)
Inventories	(2,988)	232
Due from related companies	-	(484)
Increase (decrease) in -
Accounts payable	761	97
Other payables and accruals	2,496	(398)
Taxes payable	(65)	(98)
Due to related parties	259	(104)
Net cash provided by (used in) operating activities from continuing operations	(1,145)	94
Net cash provided by operating activities from discontinued operations	-	220
Net cash provided by (used in) operating activities	(1,145)	314

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	For the Six Months Ended
	June 30,
	2008	2007
	Unaudited	Unaudited
Cash flows from investing activities:
Purchases of property, machinery and mining assets	(932)	(7,983)
Decrease in investment deposits	-	1,025
Acquisition of subsidiaries, net of cash and cash equivalents acquired	-	(460)
Decrease in available-for-sale securities – margin deposit	-	323
Net cash used in investing activities of continuing operations	(932)	(7,095)
Purchases of property, machinery and mining assets of discontinued operations	-	(247)
Net cash used in investing activities	(932)	(7,342)

Cash flows from financing activities:
Issuance costs of convertible note	$-	$(2,096)
Proceeds from short-term borrowings	435	223
Repayments of short-term borrowings	-	(1,486)
Net cash provided by (used in) financing activities	435	(3,359)

Foreign currency translation adjustment	(620)	183

Net decrease in cash and cash equivalents	(2,262)	(10,204)

Cash and cash equivalents at the beginning of the period	2,949	18,932
Cash and cash equivalents at the end of the period	$687	$8,728

Supplemental disclosures of cash flow information
Cash paid for interest	$85	$68
Cash paid for income tax	$-	$-

 The accompanying notes are an integral part of these consolidated financial statements.

China Shen Zhou Mining & Resources, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1   DESCRIPTION OF BUSINESSS AND ORGANIZATION

China Shen Zhou Mining & Resources, Inc. and its subsidiaries (collectively known as the “Company” or “we”) are principally engaged in the exploration, development, mining and processing of fluorite, zinc, lead, copper, and other nonferrous metals in the People’s Republic of China (“PRC” or “China”) and Kyrgyzstan in Central Asia.

On January 31, 2008, the Company’s common stock was listed on the American Stock Exchange (“AMEX”).

At June 30, 2008, the subsidiaries of China Shen Zhou Mining & Resources, Inc. are as follows:

Name	Domicile and Date of Incorporation	Paid-in Capital		Percentage of Effective Ownership	Principal Activities

American Federal Mining Group, Inc. (“AFMG”)	Illinois November 15, 2005		$10	100%	Investments holdings

Inner Mongolia Xiangzhen Mining Industry Group Co. Ltd. (“Xiangzhen Mining”)	The PRC July 3, 2002	RMB	88,860,699	100%	Acquisition, exploration and extraction, and development of natural resource properties

Inner Mongolia Wulatehouqi Qianzhen Ore Processing Co., Ltd. (“Qianzhen Mining”)	The PRC June 22, 2002	RMB	37,221,250	100%		Sales and refinery of nonferrous metals, ore dressing, and sales of chemical products

Wulatehouqi Qingshan Non-Ferrous Metal Developing Company Ltd. (“Qingshan Metal”)	The PRC April 23, 1995 (Acquired on April 12, 2006)	RMB	4,100,000	60%		Nonferrous ore dressings, copper, zinc, lead etc

Xinjiang Buerjin County Xingzhen Mining Company (“Xingzhen Mining”)	The PRC April 10, 2006 (Acquired on April 28, 2006)	RMB	1,000,000	90%		Exploration of solid metals, refinery and sales of mining products.

Tun-Lin Limited Liability Company (“Tun-Lin”)	Kyrgyz Republic June 1, 2005 (Acquired on November 26, 2007)	KGS	5,000	100	% (a)	Investments holdings

Kichi-Chaarat Closed Joint Stock Company (“Kichi-Chaarat”)	Kyrgyz Republic September 17,1998 (Acquired on November 26, 2007)	KGS	10,000	100	%(b)	Exploration, development, mining, and processing of gold, copper and other mineral products.

(a)   100% ownership of Tun-Lin was acquired by Xiangzhen Mining on November 26, 2007.
(b)   100% ownership of Kichi Chaarat was acquired through the acquisition of Tun-Lin on November 26, 2007.

NOTE 2  BASIS OF PREPARATION

These consolidated financial statements for interim periods are unaudited.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments, and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States of America.  These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, filed on April 14, 2008.

NOTE 3 DISCONTINUED OPERATIONS

On December 10, 2007, the Company completed the sale of all its ownership interest in Xinjiang Wuqia Tianzhen Mining Co., Ltd. (“Tianzhen Mining”), a subsidiary of the Company within the nonferrous metals segment. The Company received cash proceeds of HK$22 million (equivalent to approximately $2,759,000) and assumed all debts incurred by Tianzhen Mining before the date of sale which amounted to $150,867. The terms of the transaction also provides for an additional compensation of HK$10 million (equivalent to approximately $1,253,690) payable by the buyer to the Company if a qualified geological exploration and exploitation authority issues an official report to certify a reserve of over 200,000 metric tons copper, lead or zinc minerals in the Jiangejier lead-zinc deposit covered by Tianzhen’s exploration right. The Company has not recognized any gain arising from this contingent consideration. The Company has reflected Tinazhen Mining’s results of operations in the consolidated statement of operations through the date of the sale as discontinued operations. The cash flows of discontinued operations have also been reclassified.

The following table presents the revenue and net loss from discontinued operations:

	For the Six Months Ended June 30,
	2008	2007
	(In thousands)	(In thousands)

Revenue	Not Applicable	$86

Net (loss) from discontinued operations, net of income tax of nil	Not Applicable	$(193)

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

Principles of Consolidation
The consolidated financial statements include the accounts of China Shen Zhou Mining & Resources, Inc. and the more-than-50%-owned subsidiaries that it controls. All significant inter-company balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”).

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

Available-for-Sale Investments
The Company accounts for its investments in auction rate securities in accordance with SFAS No. 115. Specifically, when the underlying security of an auction rate has a stated or contractual maturity date in excess of 90 days, regardless of the frequency of the interest rate reset date, the security is classified as an available-for-sale marketable debt security.

Accounts Receivable
Accounts receivable are stated at cost, net of an allowance for doubtful accounts.   The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances when there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

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

Mineral exploration costs are expensed according to the term of license granted to the Company. Extraction rights are stated at the lower of cost or recoverable amount.  When extraction rights are obtained from the government according to mining industry practice in the PRC, extraction rights and other costs incurred prospectively to develop the property are capitalized as incurred and are amortized using the units-of-production (“UOP”) method over the estimated life of the mineralized body based on estimated recoverable volume through the end of the period over which the Company has extraction rights. At the Company’s open pits, these costs include costs to further delineate the mineralized body and remove overburden to expose the mineralized body. At the Company’s underground mines, these costs include the costs of building access ways, shaft sinking and access, lateral development, drift development, ramps and infrastructure development.

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

Asset Impairment
(a) Long-lived Assets
The Company reviews and evaluates its long-lived assets including property, machinery and mining assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable metals, corresponding expected commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital, all based on life-of-mine plans. Existing proven and probable reserves and value beyond proven and probable reserves are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable metals” refers to the estimated amount of metals that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable metals from such stage metal interests at explorataion stage are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable metals prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

(b) Goodwill
The Company evaluates, at least on an annual basis, the carrying amount of goodwill to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable. To accomplish this, the Company compares the estimated fair value of its reporting units with their carrying amounts. If the carrying value of a reporting unit exceeds its estimated fair value, the Company compares the implied fair value of the reporting unit’s goodwill with its carrying amount, and any excess of the carrying value over the fair value is charged to reduce earnings. The Company’s fair value estimates are based on numerous assumptions and it is possible that actual fair value will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

Financial Instruments
The Company values its financial instruments as required by SFAS No. 157, Disclosures about Fair Value of Financial Instruments . The estimated fair value amounts have been determined by the Company, using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, other deposits and repayments, accounts payable, detachable warrants, short-term bank loans, other payables and accruals, taxes payable and due to related parties.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented, due to the short maturities of these instruments and the fact that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profiles at respective year ends.

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

Foreign Currency
The Company uses the United States dollar (“U.S. dollar” or “US$” or “$”) for financial reporting purposes. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”). The functional currency for Tun-Lin and Kichi-Chaarat, the Company’s foreign subsidiaries in Kyrgyz Republic, is the Kyrgyz Som (“KGS”). The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation . All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Statements of operations amounts have been translated using the average exchange rate for the period. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB and KGS into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows:-

	As of June 30, 2008	As of December 31, 2007
Balance sheet items, except for the registered and paid-up capital and retained earnings, as of period end	US$1=RMB6.8591 US$1=KGS35.9283	US$1=RMB7.3046 US$1=KGS35.4988

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007
Amounts included in the statements of operations, statements of changes in stockholders’ equity and statements of cash flows for the period	US$1=RMB7.0686 US$1=KGS36.2774	US$1=RMB 7.7052

For the six months ended June 30, 2008 and 2007, foreign currency translation adjustment of approximately $1,556,000 and $588,000, respectively, have been reported as comprehensive income in the consolidated statement of stockholders’ equity and comprehensive income.

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

Stock Based Compensation
On December 16, 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”) , which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the requirements of SFAS No. 123R for the fiscal year beginning on January 1, 2006, and recorded the compensation expense for all unvested stock options existing prior to the adoption during the period.

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

Comprehensive Income
SFAS No.130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income includes foreign currency translation adjustments. Total foreign currency translation adjustments for the six months ended June 30, 2008 and 2007 were $1,556,000 and $588,000, respectively.

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

The Company’s detachable warrants liability (as further described in Note 11) is measured and recorded at fair value on a recurring basis on the Company’s Consolidated Balance Sheets and their levels within the fair value hierarchy during the six months ended June 30, 2008 are presented in the following tabular form:

(In thousands) As of June 30,	Fair Value
2008	Level 1	Level 2	Level 3	Total
Warrants liability	$—	$1,028	$—	$1,028

The following is the reconciliation of the fair value of the warrants liability between December 31, 2007 and June 30, 2008:

Balance of warrants liability at December 31, 2007	$1,100
Gain on fair value adjustments to warrants liability	(72)
Balance at June 30, 2008	$1,028

The fair value of the warrants liability can be obtained by using generally accepted models such as the Black Scholes Model.   See Note 11 for more information on the valuation methods used.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 . This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company does not believe that this standard will significantly affect the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations , (“SFAS 141(R)”). This standard will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We believe that there would be no material impact on our financial statements upon adoption of this standard.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

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

NOTE 5 ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30, 2008	December 31, 2007
	(In thousands)	(In thousands)

Accounts receivable	$1,339	$2,534
Less: Allowance for doubtful accounts	(79)	(53)
	$1,260	$2,481

NOTE 6 DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following:

	June 30, 2008	December 31, 2007
	(In thousands)	(In thousands)
Prepayments and advances (a)	$1,901	$840
Tax recoverable	37	62
Other receivables	434	352
	$2,372	$1,254

(a)
Prepayments and advances as of December 31, 2007 included a deposit of $330,469 paid to Wulatehouqi Zijin Mining Co., Ltd., the Company’s largest supplier, for purchases of raw materials. The deposit was repaid in the first quarter of 2008.
Prepayments and advances as of June 30, 2008 include payments of $1,176,610 to two mining service providers.

NOTE 7 INVENTORIES

Inventories consist of the following:

	June 30, 2008	December 31, 2007
	(In thousands)	(In thousands)
Raw materials - unprocessed ore	$1,612	$34
Consumables	871	564
Finished goods and semi-manufactured goods	2,144	1,041
	$4,627	$1,639

NOTE 8 PROPERTY, MACHINERY AND MINING ASSETS, NET

Property, machinery and mining assets consist of the following:

	June 30, 2008	December 31, 2007
	(In thousands)	(In thousands)

Land use rights	$1,694	$1,591
Buildings	12,920	4,218
Machinery	9,722	5,543
Mining assets	7,879	3,962
Motor vehicles	1,372	1,155
Equipment	297	249
Extraction rights	20,175	19,675
Exploration rights	1,677	1,574
Construction in progress	2,708	15,020
	58,444	52,987
Less:
Accumulated depreciation and amortization	(8,535)	(5,833)
Impairment provision	(64)	(60)
	$49,845	$47,094

Depreciation and Amortization
Depreciation and amortization expense in aggregate for the six months ended June 30, 2008 and 2007 was approximately $2,248,000 and $847,000, respectively. Depreciation and amortization expense in aggregate for the three months ended June 30, 2008 and 2007 was approximately $1,789,000 and $434,000, respectively.

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

NOTE 9 DEBT ISSUANCE COSTS

The issuance costs directly associated with the Notes and the put warrant aggregated $2,522,497.  The amount was capitalized as deferred debt issuance costs, and is being amortized using the effective interest rate method over the term of the convertible loan, with the amounts amortized being recognized as interest expense. Any unamortized debt issuance costs remaining at the date of conversion of the loan will be recognized as interest expense in the period the conversion takes place. As of June 30, 2008 and December 31, 2007, the deferred debt issuance costs were approximately $1,964,000 and $2,170,000, respectively.

NOTE 10 GOODWILL

(In thousands)
Arising from acquisition of Qingshan Metal, a subsidiary within the nonferrous metals segment, in 2006

Balance as of December 31, 2006	$1,001
Exchange realignment	69
Balance as of December 31, 2007	1,070
Exchange realignment	69
Balance as of June 30, 2008	$1,139

Goodwill of $1,001,000 arose from the Company’s acquisition of Qingshan Metal within its nonferrous metals segment on April 27, 2006. Impairment of goodwill is tested at least annually at the reporting unit. The test consists of two steps. First, we identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations . The Company’s financial valuation performed as of February 25, 2008 indicated no impairment of the goodwill.

NOTE 11 WARRANTS LIABILITY

In connection with the issuance of the convertible notes (as further described in Note 15), the Company issued a put warrant to one of the Company’s financial advisors for the purchase of 875,000 shares of the Company’s common stock at an exercise price of $3.20 per share, exercisable at any time, or from time to time, during the period commencing from January 1, 2007 through January 1, 2010 (the “Termination Date”). The Company has had the fair value of the put warrant computed by using the Black Scholes model. As of June 30, 2008, the fair value of the put warrant is approximately $1,028,000 with the following significant assumptions used in the Black-Scholes model:

	As of June 30, 2008	As of December 31, 2007

Risk-free interest rate	2.448%	4.05%
Expected volatility	86.20%	57.22%
Term	1.5 years	2 years

In the event that the warrant holder elects not to exercise the warrant on or before the Termination Date, the Company shall repurchase this warrant for cash at an aggregate purchase price of $50,000.

NOTE 12 SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:

	June 30, 2008	December 31, 2007

	(In thousands)	(In thousands)
10.37% note payable to Baiyin Credit Union matured on February 16, 2008 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	-	96
10.37% note payable to Baiyin Credit Union matured on February 16, 2008 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	-	205
7.52% note payable to Baiyin Credit Union matures on August 17, 2008 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	117	110
10.21% note payable to Baiyin Credit Union matures on November 22, 2008 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Xiangzhen Mining	875	821
8.22% note payable to Baiyin Credit Union matures on December 26, 2008 with interest due on the 20th day of each quarter and principal due at date of maturity, secured by the time deposit of Mr. Helin Cui, a director of the Company	87	82
10.46% note payable to Baiyin Credit Union matures on August 15, 2008 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	219	-
10.46% note payable to Baiyin Credit Union matures on August 15, 2008 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	102	-
9.86% note payable to Baiyin Credit Union matures on September 30, 2008 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Xiangzhen Mining	349	-

	$1,749	$1,314

NOTE 13 OTHER PAYABLES AND ACCRUALS

Other payables and accruals consist of the following:

	June 30, 2008	December 31, 2007
	(In thousands)	(In thousands)
Accrued debt issuance costs (a)	53	116
Receipts in advance	2,956	408
Accruals for payroll, bonus and other operating expenses	538	892
Payables for construction in progress	28	481
Payable for extraction rights	1,080	1,014
Others payables	1,309	558
	$5,964	$3,469

(a) The balance mainly represents outstanding legal service fees payable in connection with the issuance of the convertible notes.

NOTE 14 DUE TO RELATED PARTIES

Due to related parties consist of the following:

	June 30, 2008	December 31, 2007
	(In thousands)	(In thousands)
Due to directors of the Company:
Ms. Xiao Jing Yu, CEO of the Company (a)	$863	$166
Mr. Xue Ming Xu		1
Due to Wulatehouqi Mengxin Co., Ltd, the minority shareholder of Xingzhen Mining (b)	1,458	1,369
Due to Xinjiang Tianxiang New Technology Development Co., Ltd, the minority shareholder of Xingzhen Mining (c)		526
	$2,321	$2,062

Amounts due to related parties are interest-free, unsecured and have no fixed terms of repayment.

(a)	Ms.Yu is the CEO of the Company.

(b)	Wulatehouqi Mengxin Co., Ltd is the minority shareholder of Xingzhen Mining.

(c)	Xinjiang Tianxiang New Technology Development Co., Ltd is the minority shareholder of Xingzhen Mining.

NOTE 15 CONVERTIBLE NOTES PAYABLE

On December 27, 2006, the Company entered into a Notes Purchase Agreement with Citadel Equity Fund Ltd. (“Citadel”), under the terms of which Citadel purchased a total of US$28,000,000 (“Original Principal Amount) in convertible senior notes (“Notes”). The Notes has a Maturity Date of December 27, 2012. The Bank of New York is the trustee (“Trustee”), between whom and the Company there is a indenture (“Indenture”) for the Notes dated December 27, 2006.

Conversion Feature
The Notes are convertible at the option of the holders, at any time on or prior to maturity, into common shares of the Company. Pursuant to Second Supplemental Indenture entered into between the Company and the Trustee on September 28, 2007, the conversion price has been revised from $3.20 to $2.25 per share and is subject to adjustment in certain circumstances but shall in no event fall below $2.00 per share.  In no event shall the number of conversion shares issuable upon conversion of all the outstanding Notes exceed 49.9% of all outstanding shares upon the conversion of all of the outstanding Notes.

Consistent with EITF 98-05, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the intrinsic value of the beneficial conversion feature (“BCF”) on the commitment date, i.e. the Second Supplementary Indenture Date of September 28, 2007, has been recalculated: the change of conversion price in the Second Supplemental Indenture resulted in a BCF. The BCF was recognized on the effective date of September 28, 2007 as a discount and will be amortized using the effective interest rate method from September 28, 2007 to the maturity date.

Redemption
The Notes contains a feature reflected in Accreted Principal Amount based on which the redemption or repurchase price of the Notes is determined.  The Accreted Principal Amount is determined as follows: the Accreted Principal Amount on December 27, 2009 shall be 116.0% of the Original Principal Amount, and the Accreted Principal Amount at the Maturity Date shall be 134.5% of the Original Principal Amount. The Company can redeem all of the Notes on or after December 27, 2009 at 110% of the then Accreted Principal Amount, plus accrued and unpaid interest to, but excluding, the redemption date. The Notes holders have the right to require the Company to repurchase the Notes at a price in cash equal to 104% of the then Accreted Principal Amount plus accrued and unpaid interest to the repurchase date if there is a change of control of the Company.  From and after December 27, 2009, the Notes holders have the right to require the Company to repurchase the Notes for 100% of the then Accreted Principal Amount plus accrued and unpaid interest to the repurchase date.

Interest Rate
The Notes initially bore interest at 6.75% per annum, which were subject to upward adjustments and were payable semi-annually. Pursuant to Second Supplemental Indenture entered into between the Company and the Trustee on September 28, 2007 and Third Supplemental Indenture entered into between the Company and the Trustee on December 21, 2007, the interest rate has been revised as follows:

(a) at the rate of 6.75% per annum of the Original Principal Amount of the Notes, from and including the Issue Date to and including September 30, 2007;

(b) at the rate of 0.00% per annum of the Original Principal Amount of the Notes, from and including October 1, 2007 to and excluding January 31, 2008; and

(c) at the rate of 0.00% per annum of the Original Principal Amount of the Notes, from and including January 31, 2008 to but excluding the Maturity Date, if the Public Listing has occurred on or prior to January 31, 2008 and if the Company maintains such listing.

Detachable Warrants
Together with the issuance of the Notes, the Company issued a put warrant to one of the Company’s financial advisors in the transaction for the purchase of 875,000 shares of the Company’s common stock at an exercise price of $3.20 per share, exercisable on or before three years from the date of grant.  As of June 30, 2008, the fair value of the put warrant was $1,028,000.

Debt Issuance Costs
The issuance costs directly associated with the Notes and the put warrant aggregated $2,522,497.  The amount was capitalized as deferred debt issuance costs, and is being amortized using the effective interest rate method over the term of the convertible loan, with the amounts amortized being recognized as interest expense. Any unamortized debt issuance costs remaining at the date of conversion of the loan will be recognized as interest expense in the period the conversion takes place. As of June 30, 2008, the deferred debt issuance costs were approximately $1,964,000.

NOTE 16 INCOME TAXES

The PRC and Kyrgyz subsidiaries within the Company are subject to PRC or Kyrgyz income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate.

The Company’s income tax benefit (expense) consists of:

	For the Six Months Ended
	June 30,
	2008	2007
	(In thousands)	(In thousands)
Current:
- PRC	$-	$-

Deferred:
- PRC	44	79
	$44	$79

In March 2007, the Chinese government enacted a new tax law which took effect on January 1, 2008. Under the new tax law of China, all domestic and foreign invested enterprises are generally subject to a unified tax rate of 25%. The new tax law provides for a five-year transition period from its effective date for those enterprises which were established before the promulgation date of the new tax law and which were entitled to preferential tax treatments under the previous tax laws and regulations. Therefore, Xiangzhen Mining and Qianzhen Mining will continue to enjoy the tax exemption benefit during their tax holidays.

Deferred income tax assets due to differences in depreciation rules between accounting and Chinese Income Tax Law are $584,000 as of June 30, 2008.

Accumulated Depreciation Difference	China Income Tax Rate	Deferred Income Tax Assets
as of June 30, 2008	from January 1, 2008	as of June 30, 2008
(In thousands)%		(In thousands)

2,336	25%	584

Deferred tax liabilities due to the purchase method of accounting based on fair values of identifiable tangible and intangible assets of the acquisition of Tun-Lin company are $1,201,000 as of June 30, 2008.

Difference between Book Value and Fair Value in Acquisition	Kyrgyzstan Income Tax Rate	Deferred Tax Liabilities
(In thousands)%		(In thousands)

12,010	10%	1,201

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

NOTE 19 ASSET RETIREMENT OBLIGATIONS

According to the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” of the PRC, mining companies causing damages to cultivated land, grassland or forest are required to restore the land to a state approved by the local governments. The local governments administering the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” on the Company’s two mines, “Sumochaganaobao Fluorite Mine” and “Mining site No. 2”, have confirmed that the Company is not required to restore or rehabilitate the two mining sites because those two mining sites are located at distant areas and the Company’s mining and extraction activities have not affected the surrounding environment. The Company’ property, machinery and mining assets related to those two mining sites at December 31, 2007 and June 30, 2008 were not subject to an asset retirement obligation.

The Company has identified but not recognized the asset retirement obligations related to the Company’s other mining sites for which the Company is applying the extraction rights. These sites are still at the exploration stage. The asset retirement obligations related to these sites are not estimable until extraction rights and licenses are granted. Upon the approval and issuance of the extraction licenses, the Company will be able to make reasonable estimates, and apply an expected present value technique to determine and recognize the asset retirement obligations related to these mining sites.

NOTE 20 COMMITMENTS AND CONTINGENCIES

General
The Company follows SFAS No. 5, Accounting for Contingencie , in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

Mining Industry in PRC and Kyrgyz
The Company's mining operations are and will be subject to extensive national and local governmental regulations in China or Kyrgyz, which may be revised or expanded at any time. A broad number of matters are subject to regulations.  Generally, compliance with these regulations requires the Company to obtain permits issued by government, state and local regulatory agencies.  Certain permits require periodic renewal or review of their terms and conditions.  The Company cannot predict whether it will be able to obtain or renew such permits or whether material changes in permit terms and conditions will be imposed. The inability to obtain or renew permits or the imposition of additional terms and conditions could have a material adverse effect on the Company's ability to develop and operate its properties.

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

Capital commitment

Contracted but not provided for at June 30, 2008:
Purchase of machinery - within one year	$336
Acquisition or construction of buildings-within one year	571
$907

NOTE 21 SEGMENT INFORMATION

The Company follows SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information , which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. The Company has two operating segments identified by “fluorite” and “nonferrous metals” products. The fluorite segment consists of our fluorite extraction and processing operations through the Company’s wholly-owned subsidiary, Xiangzhen Mining. The nonferrous metals segment consists of the Company’s copper, zinc, lead and other nonferrous metal exploration, extraction and processing activities through the Company’s wholly-owned subsidiaries, Qianzhen Mining, Xingzhen Mining and Qingshan Mining.

Up until now, the Company mainly operated in a single geographic region.

The segment data presented below was prepared on the same basis as the Company’s consolidated financial statements.

Six months ended June 30, 2008	Fluorite	Nonferrous metals	Consolidated
	(In thousands)	(In thousands)	(In thousands)
Segment revenue	1,055	866	1,921
Inter-segment revenue
Revenue from external customers	1,055	866	1,921

Segment (loss) profit	(1,615)	(1,608)	(3,223)

Unallocated corporate expenses			(2,364)
Income before income taxes and minority interests			(5,587)

Total segment assets	51,562	57,916	109,478
Inter-segment receivables	(25,968)	(22,921)	(48,889)
	25,594	34,995	60,589
Deferred debt issuance costs			1,964
Other unallocated corporate assets			71
			62,624
Other segment information:
Depreciation and amortization	1,333	915	2,248
Expenditure for segment assets	83	849	932

Six months ended June 30, 2007	Fluorite	Nonferrous Metals	Consolidated
	(In thousands)	(In thousands)	(In thousands)
Segment revenue	3,028	4,762	7,790
Inter-segment revenue
Revenue from external customers	3,028	4,762	7,790

Segment (loss) profit	739	2,384	3,123

Unallocated corporate expenses			(2,909)
Income from continuing operations before income taxes and minority interests			214

Total segment assets	30,685	38,693	69,378
Inter-segment receivables	(14,214)	(18,147)	(32,361)
	16,471	20,546	37,017
Investment deposit			10,000
Deferred debt issuance costs			2,318
Other unallocated corporate assets			6,154
			55,489
Other segment information:
Depreciation and amortization	364	483	847
Expenditure for segment assets	3,512	4,471	7,983

NOTE 22 OTHER INCOME, NET

	For the Six Months Ended June 30,
	2008	2007
	(In thousands)	(In thousands)
Exchange gain	$585	$-
Investment income (loss)	-	(85)
Donation	(33)	-
Others	(10)	70
	$542	$(15)

NOTE 23 EARNINGS PER SHARE

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share from continuing and discontinued operations for the periods presented (amounts in thousands, except per share data):

	For the Six Months Ended June 30
	2008	2007
	(In thousands, except per share data)	(In thousands, except per share data)

Income (loss) from continuing operations available to common shareholders:
Basic and Diluted	$(5,498)	$302

Income (loss) from discontinued operations available to common shareholders:
Basic and Diluted	$-	$(193)

Weighted average number of shares:
Basic and Diluted	22,215	22,094

Earnings (loss) per share from continuing operations
- Basic and Diluted	$(0.248)	$(0.014)

Earnings (loss) per share from discontinued operations
- Basic and Diluted	$-	$(0.009)

As the convertible notes, warrants and options have an anti-dilutive effect on the earnings per share for the six months ended June 30, 2008 and 2007, they were not included in the calculations of diluted earnings per share.

NOTE 24 CONCENTRATIONS OF CUSTOMERS AND SUPPLIERS

The Company had three main customers who contributed approximately $1,068,000 or 55% of the Company’s consolidated net revenue for the six months ended June 30, 2008. For the same period of 2007, the Company had three main customers who contributed approximately $5,377,000 or 69% of the Company’s consolidated net revenue.

The following table shows the Company’s major customers (10% or more of consolidated net revenue) for the six months ended June 30, 2008:

		Revenue	Percentage
Number	Customer	(In thousands)	(%)
1	Laiwu Steel Ltd	$524	27%
2	Inner Mongolia Huadesanli Trading Ltd	352	18%
3	RuiPeng Mining Ltd	192	10%
TOTAL		$1,068	55%

The following table shows the Company’s major customers (10% or more of consolidated net revenue) for the six months ended June 30, 2007:

		Revenue	Percentage
Number	Customer	(In thousands)	(%)
1	Bayannaoer Zijin Nonferrous metals Ltd	$2,888	37%
2	Baiyin Nonferrous metals Ltd	1,514	19%
3	Taiyuan steel Ltd	975	13%
TOTAL		$5,377	69%

As of June 30, 2008, accounts receivable total $1,339,000 which consists of receivables from 17 customers.

The following table shows the receivable distribution of the Company’s major customers (10% or more of consolidated accounts receivable) as of June 30, 2008:

		Receivables	Percentage
Number	Customer	(In thousands)	(%)
1	Bayannaoer Zijin Nonferrous metals Ltd	$795	59%
2	Baiyin Zhixing Trade Ltd	230	17%
3	Laiwu steel Ltd	188	14%
TOTAL		$1,213	90%

In the first six months of 2008, the Company had no concentrated suppliers.

NOTE 25 SUBSEQUENT EVENTS

The Company has obtained approval for the new mining license of its gold-copper mine from the Kyrgyzstan Geological and Mining Resources Department. The validity for this license lasts 13 years, from July 2008 until December 31, 2021.

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

Our financial statements are prepared in U.S. Dollars and in accordance with generally accepted accounting principles in the United States of America. See “Exchange Rates” below for information concerning the exchange rates at which Renminbi (“RMB”) were translated into U.S. Dollars (“USD”) at various pertinent dates and for pertinent periods.

OVERVIEW

We are principally engaged in the exploration, development, mining, and processing of fluorite, zinc, lead, copper, and other nonferrous metals, through our subsidiaries in the PRC and Kyrgyzstan in Central Asia.

BUSINESS STRATEGY

Expansion of Production Capacity to Meet Demand

▼ Fluorite

We extracted approximately 109,000 metric tons of fluorite ore in 2007. In early 2006, we started to build a project at Xiangzhen Mining to produce 300,000 metric tons of fluorite ore and the project was completed in November 2007. Due to technological difficulties at the new processing plant, we expect to extract 100,000 metric tons of fluorite ore in 2008. From 2009 onwards, we expect to increase our extraction capacity to 300,000 metric tons of fluorite ore per year.

We produced approximately 22,400 metric tons of refined fluorite powder in 2007. In early 2006, at the mine site, we started to build a plant with an annual processing capacity of 200,000 metric tons of fluorite ore. The new processing plant remained in trial production during the first six months of 2008, and the Company has been engaged in dealing with the technological difficulties. We expect to solve the problems in August 2008. In 2008, this project is expected to reach 30% of its designed annual capacity and produce 30,000 metric tons of fluorite powder. After reaching its full capacity in 2009, we expect to produce approximately 100,000 metric tons of refined fluorite powder per year.

▼ Zinc, Copper and Lead

Due to supply issues in non-ferrous ore, Qianzhen did not produce any non-ferrous concentrates during the first six months of 2008. Taking advantage of rapidly increasing price of concentrate sulphur, the Company plans to produce concentrate sulphur by utilizing accumulated sulphur-bearing tailings, in order to mitigate the impact of the supply issues on the Company’s production. The Company is expected to process 150,000 metric tons of sulphur-bearing tailings and produce 35,000 metric tons of concentrate sulphur in 2008.

In July 2006, Xingzhen Mining started to build a project at Keyinbulake Multi-Metal Mine in Buerjin County, Aletal Zone, Xinjiang Uygur Autonomous Region. The project has a mining and processing capacity of 200,000 metric tons of mineralized zinc-copper material per year. It went into production at the end of the second quarter of 2008 and is expected to produce approximately 100,000 metric tons of zinc and copper ore and to process them into concentrates equivalent to 4,000 metric tons of zinc metal and 400 metric tons of copper metal in 2008. Considering the lower price of zinc, the Company will choose higher grade copper ore to produce copper concentrate to mitigate the impact of the lower price of zinc.

In November 2007, we completed the acquisition of Tun-Lin Co. Ltd, a company that exists under the law of the Republic of Kyrgyzstan, which owns 100% of the equity in Kichi Chaarat, whose major asset is the subsoil use right for (i) mining for gold, copper and other metals within the Kuru-Tegerek licensed area; and (ii) exploration for gold, copper and other metals within the Kuru-Tegerek licensed area. The purpose of the acquisition was to enable the Company to explore, develop and mine the potential reserves of the Kuru-Tegerek licensed area. In 2008, the Company will complete a development plan for the Kichi Chaarat deposit and start construction of a mining facility. The Company will also engage in more exploration of the licensed areas and conduct further feasibility studies that will broaden our base of reserves at the Kichi Chaarat deposit.

Increased Exploration Activities

•  Keyinbulake Copper-Zinc Mine

Following the exploration in 2007, further exploration activities are planned in 2008 in the southern and northern parts of Keyinbulake Copper-Zinc Mine. The exploration details are as follows:

Table1: Exploration Program for Keyinbulake Property

Item	Method	Unit	Quantity
Geology	Mapping and comprehensive study	-	-
	Surface scanning	km [2]	15
Geophysical	Depth measuring by induced polarization method	point	50
prospecting	“Mise—a—la—masse” method	km [2]	1
	TEM	km [2]	1
Drilling	Inclined hole	m	5000
Trenching	-	m [3]	6000
Assaying	Sampling and test	-	-

The above-mentioned exploration activities will be completed by Geophysical Prospecting Team of the Xinjiang Nonferrous Geophysical Prospecting Bureau by the end of 2008, with a total budget of approximately $0.73 million, which will be funded by the Company.

•    Kichi Chaarat Copper and Gold Mine

We plan to conduct exploration in the region of Kuru-Tegerek in Kyrgyz by a local geological service company. The exploration details are as follows:

Item	Unit	Quantity	Remark
Geology	Km	20	mapping
Trenching	M [3]	400
Drilling	M	400
Assaying	P iece	800

The total budget for the above exploration activities will amount to approximately $82,000, which will be funded by the Company.

Acquiring More Mineral Resources

To increase the amount of reserves and ensure supply to our processing facilities, we plan to acquire large-scaled domestic and foreign mines when appropriate opportunities arise. We also expect to acquire additional nonferrous metal and fluorite mines domestically that are in good extracting and operating conditions and possess all necessary governmental licenses.

Expansion into Down Stream Fluorine Chemical Business

Through strategic cooperation with major participants in the fluoric-chemical industry, we may plan to expand into the down stream fluorine chemical business which enjoys a high profit margin and a rapidly growing market. The expansion should contribute to an increase in the profit margin of our business.

RECAPITALIZATION AND REORGANIZATION

On July 14, 2006, American Federal Mining Group, Inc. (“AFMG”, the then holding company of China Shen Zhou’s PRC subsidiaries) reached a stock exchange agreement with Earth Products & Technologies, Inc. (“EPTI”). Pursuant to the stock exchange agreement, and as instructed by the Company, EPTI issued 20,000,000 shares of its common stock, of which 17,687,000 shares were issued to shareholders of AFMG, 1,013,000 shares to management of AFMG and 1,300,000 shares to the financial advisors of AFMG, in exchange for a 100% equity interest in AFMG, making AFMG a wholly-owned subsidiary of EPTI.

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

Subsequent to completion of the reverse takeover transaction, EPTI changed its name to China Shen Zhou Mining and Resources, Inc. on October 5, 2006.

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

The acquisition was officially completed on December 26, 2007, when the Ministry of Justice of Kyrgyzstan officially approved the share transfer. Management believes that with the completion of the acquisition, the Company will be able to explore, develop and mine the potential reserves at Kichi Chaarat deposit and potentially increase our reserve base in the nonferrous segment and enhance our earnings prospects in the future.

ACQUISITION OF ADDITIONAL 10% EQUITY IN XINGHZEN MINING

In August 2007, the Company completed an acquisition of additional equity in Xingzhen Mining from Xinjiang Tianxiang New Technology Development Company Ltd. and thus increased the Company’s ownership of equity in Xingzhen Mining from 80% to 90%.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2008 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

Selected information from the Consolidated Statements of Operations

	For the Three Months Ended June 30,
	2008	2007
	(In thousands)	(In thousands)

Net revenue	$1,177	$4,832
Gross profit	(48)	3,191
- Gross profit margin	(4)%	66%
General and administrative expenses	2,418	1,006
Interest expense (income), net	(86)	756
Net income (loss)	$(2,089)	$1,260

REVENUES. Net revenues for the three months ended June 30, 2008 were $1.2 million, representing a $3.7 million or 76% decrease as compared to the same period of 2007. The decrease in net revenues is mainly attributable to Qianzhen Mining, whose zinc processing operations were materially impacted by a shortage of ore supplies, which resulted in a reduction of revenue of 77% or approximately $2.0 million as compared to the second quarter of 2007. Net revenue from Xiangzhen Mining’s fluorite products decreased 80% to $0.4 million as compared to 2007 due to the trial operation of the newly completed fluorite processing plant of Xiangzhen.

Due to the rapidly increasing price of concentrate sulphur, the Company produced sulphur concentrate in Qianzhen Mining by utilizing accumulated sulphur-bearing tailings, in order to mitigate the impact of the supply issues on the Company’s production in the second quarter.

GROSS PROFIT AND GROSS PROFIT MARGIN. For the three months ended June 30, 2008, gross profit was negative $48,000 which decreased by approximately 102% from $3.2 million gross profit for the same period of 2007; gross profit margin dropped from 66% for the three months ended June 30 2007 to a negative 4 % for the same period of 2008. Into the cost of sales, the Company amortized the mining assets and rights by the terms of the extraction license (three years or six years). The fixed amortization borne by the costs of sales made the movement of the costs of sales disproportionate to actual production and sales, hence, a lower gross profit margin when production and sales were running low. The low zinc price also created downside pressure on the gross profit margin of the nonferrous segment.

GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended June 30, 2008, general and administrative expenses increased by approximately $1.4 million to $2.4 million in 2008 as compared to $1.0 million in 2007. The significant increase in general and administrative expenses was primarily due to (i) increased trial operating expense of $0.74 million by Xiangzhen and (ii) increased administrative expense of $0.48 million for Xiangzhen Mining’s Beijing Office and the newly acquired Tun-Lin in Kyrgyzstan.

INTEREST EXPENSE.  Total interest income, net of expenses, of $0.09 million mainly consists of related non-cash interest expenses and costs associated with the convertible bonds and related issuance cost in the fourth quarter of 2006. This includes: i) non-cash principal accretion of approximately $0.37 million for the three months ended June 30, 2008; ii) $0.99 million of interest income related to the revaluation as of June 30, 2008 of the detachable warrant liability associated with the issuance; and iii) $0.49 million of amortization of deferred debt issuance costs and deferred financing cost for the three months ended June 30, 2008. Total non-cash interest income, net of expenses, is approximately $0.13 million.

NET LOSS. Net loss for the three months ended June 30, 2008 was $2.1 million, a difference of $3.4 million compared to net income of $1.3 million for the same period of 2007. Basic earnings (loss) per share were $(0.094) and $0.058 for the three months ended June 30, 2008 and 2007, respectively.

SEGMENT PERFORMANCE ANALYSIS

	Segment Revenue		Segment Profit (Loss)
(Amounts in	For the Three Months Ended June 30,		For the Three Months Ended June 30,
thousands)	2008	2007	2008	2007

Fluorite	$392	$1,988	$(1,292)	$679

Nonferrous metals	$785	$2,844	$(825)	$1,600

Fluorite

For the second quarter, fluorite segment revenue decreased by 80% from $2.0 million for 2007 to $0.4 million for 2008. The decrease was primarily due to the trial production of the newly completed fluorite processing plant of Xiangzhen.

Our fluorite segment reported a segment loss of $1.3 million for the three months ended June 30, 2008, compared to a segment profit of $0.7 million in the same period of 2007.

By November 2007, Xiangzhen Mining had built up a new fluorite processing plant with an annual processing capacity of 200,000 tons of ore. The new processing plant remained in trial production during the first six months of 2008. The Company has been engaged in dealing with technological difficulties and expects to solve the problems in August 2008. In 2008, this project is expected to reach 30% of its designed annual capacity and produce 30,000 metric tons of fluorite powder.

Nonferrous Metals

Nonferrous metals segment revenue for the three months ended June 30, 2008 amounted to $0.8 million, representing a decrease of approximately $2.1 million or 72% as compared to the same period of 2007. The performance of the nonferrous metals segment was materially impacted by the decline of ore processing operations of Qianzhen Mining, which experienced a shortage of ore supplies as raw material.

Xingzhen Mining, another new nonferrous metals subsidiary, went into production at the end of the second quarter of 2008 and is expected to produce approximately 100,000 metric tons of zinc and copper ore and process them into concentrates equivalent to 4,000 metric tons of zinc metal and 400 metric tons of copper metal in 2008. Due to the lower price of zinc, the Company will choose higher grade copper ore to produce more copper concentrate to mitigate the above impact.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2008 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

Selected information from the Consolidated Statements of Operations

	For the Six Months Ended June 30,
	2008	2007
	(In thousands)	(In thousands)

Net revenue	$1,921	$7,790
Gross profit	144	4,962
- Gross profit margin	8%	64%
General and administrative expenses	4,392	2,253
Interest expenses	1,845	2,345
Net income (loss)	$(5,498)	$109

REVENUES. Net revenues for the six months ended June 30, 2008 were $1.9 million, representing a $5.9 million or 75% decrease as compared to the same period of 2007. The decrease in net revenues is mainly attributable to Qianzhen Mining, which zinc processing operations were materially impacted by a shortage of ore supplies, and resulted in a reduction of revenue of 84% or approximately $3.6 million as compared to the second quarter of 2007. Net revenue from Xiangzhen Mining’s fluorite products decreased 65% to $1.1 million as compared to 2007 due to the trial production of the newly completed fluorite processing plant of Xiangzhen.

GROSS PROFIT AND GROSS PROFIT MARGIN. For the six months ended June 30, 2008, gross profit was $0.1 million which decreased by approximately 97% from $5.0 million gross profit for the same period of 2007. Gross profit margin dropped from 64% for the six months ended June 30 2007 to 8 % for the same period of 2008. Into the cost of sales, the Company amortized the mining assets and rights by the terms of the extraction license (three years or six years). The fixed amortization borne by the costs of sales made the movement of the costs of sales disproportionate to actual production and sales, hence, a lower gross profit margin when production and sales were running low. The low zinc price also created downside pressure on the gross profit margin of the nonferrous segment.

GENERAL AND ADMINISTRATIVE EXPENSES. For the six months ended June 30, 2008, general and administrative expenses increased by approximately $2.1 million to $4.4 million as compared to $2.3 million for the same period in 2007. The significant increase in general and administrative expenses was primarily due to (i) increased trial operating expense of $1 million by Xiangzhen and (ii) increased administrative expense of $0.92 million for Xiangzhen Mining’s Beijing Office and the newly acquired Tun-Lin in Kyrgyzstan.

INTEREST EXPENSE.  Total interest expense of $1.8 million is mainly due to the related non-cash interest expenses and costs associated with the convertible bonds and related issuance cost in the fourth quarter of 2006. This includes: i) non-cash principal accretion of approximately $0.74 million for the six months ended June 30, 2008; ii) $72,000 of interest income related to the revaluation as of June 30, 2008 of the detachable warrant liability associated with the issuance; and iii) $0.99 million of amortization of deferred debt issuance costs and deferred financing cost for the six months ended June 30, 2008.

NET LOSS. Net loss for the six months ended June 30, 2008 was $5.5 million, a difference of $5.6 million compared to net income of $0.1 million for the same period in 2007. Basic earnings (loss) per share were $(0.248) and $0.005 for the six months ended June 30, 2008 and 2007, respectively.

SEGMENT PERFORMANCE ANALYSIS

	Segment Revenue		Segment Profit (Loss)
(Amounts in	For the Six Months Ended June 30,		For the Six Months Ended June 30,
thousands)	2008	2007	2008	2007

Fluorite	$1,056	$3,028	$(1,615)	$739

Nonferrous metals	$865	$4,762	$(1,608)	$2,384

Fluorite

For the first six months, fluorite segment revenue decreased by 65% from $3 million for 2007 to $1 million for 2008. The decrease was primarily due to the trial operation of the newly completed fluorite processing plant of Xiangzhen.

Our fluorite segment reported a segment loss of $1.6 million for the six months ended June 30, 2008, compared to a segment profit of $0.7 million in the same period of 2007.

Xiangzhen Mining had built up a new fluorite processing plant with an annual processing capacity of 200,000 tons of ore by November 2007. The new processing plant remained in trial production during the first six months of 2008. The Company has been engaged in dealing with technological difficulties and expects to solve the problems in August 2008. In 2008, this project is expected to reach 30% of its designed annual capacity and produce 30,000 metric tons of fluorite powder.

Nonferrous Metals

Nonferrous metals segment revenue for the six months ended June 30, 2008 amounted to $865,000, representing a decrease of approximately $3.9 million or 82% as compared to the same period of 2007. The performance of the nonferrous metals segment was materially impacted by the decline of ore processing operations of Qianzhen Mining, which experienced a shortage of ore supplies as raw material.

Xingzhen, another new Nonferrous metals subsidiary, went into production at the end of the second quarter of 2008 and is expected to produce approximately 100,000 metric tons of zinc and copper ore and process them into concentrates equivalent to 4,000 metric tons of zinc metal and 400 metric tons of copper metal in 2008. Due to the lower price of zinc, the Company will choose higher grade copper ore to produce copper concentrate to mitigate the above impact.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $0.69 million as of June 30, 2008, a decrease of $2.3 million as compared to the balance at December 31, 2007 of $3 million. The decrease in cash position was mainly due to: (i) the capital expenditures for mine development, construction, and purchase of processing plants and mining equipment at Xiangzhen Mining and Xingzhen Mining and (ii) net cash used in operating activities.

Net cash used in operating activities for the six months ended June 30, 2008 was $1.1 million as compared to $314,000 provided in the same period ended in 2007 due to the decrease of production and sales revenue in the first six months.
The new processing plant of Xiangzhen, which is the main subsidiary, remained in the trial operation stage.

Net cash used in investing activities for the six months ended June 30, 2008 were $0.9 million, which was mainly due to capital expenditures for mining development and capacity expansion projects at Xiangzhen Mining and Xingzhen Mining.

Net cash inflows from financing activities for the six months ended June 30, 2008 were $0.4 million, which was mainly due to proceeds from short-term borrowings. For the same period in 2007, net cash outflows from financing activities were $3.4 million, which was mainly due to $1.3 million of net repayments on short-term borrowings and $2.1 million of issuance costs related to the convertible note.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

CONVERTIBLE NOTES

On December 27, 2006, the Company entered into a Notes Purchase Agreement with Citadel Equity Fund Ltd. (“Citadel”), under the terms of which Citadel purchased a total of US$28,000,000 (“Original Principal Amount) in convertible senior notes (“Notes”). The Notes have a Maturity Date of December 27, 2012. The Bank of New York is the trustee (“Trustee”), and the Company signed an indenture (“Indenture”) for the Notes with the Trustee.

Conversion Feature

The Notes are convertible at the option of the holders, at any time on or prior to maturity, into shares of common stock of the Company. Pursuant to Second Supplemental Indenture entered into between the Company and the Trustee on September 28, 2007, the conversion price has been revised from $3.20 to $2.25 per share and is subject to adjustment in certain circumstances but shall in no event fall below $2.00 per share.  In no event shall the percentage of conversion shares issuable upon conversion of all the outstanding Notes exceed 49.9% of all outstanding shares upon the conversion of all of the outstanding Notes.

Consistent with EITF 98-05, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the intrinsic value of the beneficial conversion feature (“BCF”) on the commitment date, i.e. the Second Supplementary Indenture Date of September 28, 2007, has been recalculated: the change of conversion price in the Second Supplemental Indenture resulted in a BCF. The BCF was recognized on the effective date of September 28, 2007 as a discount and will be amortized using the effective interest rate method from September 28, 2007 to the maturity date.

Redemption
The Notes contains a feature reflected in the Accreted Principal Amount based on which the redemption or repurchase price of the Notes is determined.  The Accreted Principal Amount is determined as follows: the Accreted Principal Amount on December 27, 2009 shall be 116.0% of the Original Principal Amount, and the Accreted Principal Amount at the Maturity Date shall be 134.5% of the Original Principal Amount. The Company can redeem all of the Notes on or after December 27, 2009 at 110% of the then Accreted Principal Amount, plus accrued and unpaid interest to, but excluding, the redemption date. The Notes holders have the right to require the Company to repurchase the Notes at a price in cash equal to 104% of the then Accreted Principal Amount plus accrued and unpaid interest to the repurchase date if there is a change of control of the Company.  From and after December 27, 2009, the Notes holders have the right to require the Company to repurchase the Notes for 100% of the then Accreted Principal Amount plus accrued and unpaid interest to the repurchase date.

Interest Rate
The Notes initially bore interest at 6.75% per annum, which were subject to upward adjustments and were payable semi-annually. Pursuant to Second Supplemental Indenture entered into between the Company and the Trustee on September 28, 2007 and Third Supplemental Indenture entered into between the Company and the Trustee on December 21, 2007, the interest rate has been revised as follows:

(a) at the rate of 6.75% per annum of the Original Principal Amount of the Notes, from and including the Issue Date to and including September 30, 2007;

(b) at the rate of 0.00% per annum of the Original Principal Amount of the Notes, from and including October 1, 2007 to and excluding January 31, 2008; and

(c) at the rate of 0.00% per annum of the Original Principal Amount of the Notes, from and including January 31, 2008 to but excluding the Maturity Date, if the Public Listing on a National Exchange has occurred on or prior to January 31, 2008 and if the Company maintains such listing.

Detachable Warrants
Together with the issuance of the Notes, the Company issued a put warrant to one of the Company’s financial advisors in the transaction for the purchase of 875,000 shares of the Company’s common stock at an exercise price of $3.20 per share, exercisable on or before three years from the date of grant.  As of June 30, 2008, the fair value of the put warrant was $1,028,000.

Debt Issuance Costs
The issuance costs directly associated with the Notes and the put warrant aggregated $2,522,497.  The amount was capitalized as deferred debt issuance costs, and is being amortized using the effective interest rate method over the term of the convertible loan, with the amounts amortized being recognized as interest expense. Any unamortized debt issuance costs remaining at the date of conversion of the loan will be recognized as interest expense in the period the conversion takes place. As of June 30, 2008, the deferred debt issuance costs were approximately $1,964,000.

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

We believe that the following critical accounting policies reflect the significant estimates and assumptions which are used in the preparation of the consolidated financial statements and affect our financial condition and results of operations.

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

Mineral exploration costs are expensed according to the term of the license granted to the Company. Extraction rights are stated at the lower of cost and recoverable amount.  When extraction rights are obtained from the government according to mining industry practice in the PRC, extraction rights and other costs incurred prospectively to develop the property are capitalized as incurred and are amortized using the units-of-production (“UOP”) method over the estimated life of the mineralized body based on estimated recoverable volume through the end of the period over which the Company has extraction rights. At the Company’s open pits, these costs include costs to further delineate the mineralized body and remove overburden to initially expose the mineralized body. At the Company’s underground mines, these costs include the cost of building access ways, shaft sinking and access, lateral development, drift development, ramps and infrastructure development.

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

Goodwill

The Company evaluates, on at least an annual basis, the carrying amount of goodwill to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable. To accomplish this, the Company compares the estimated fair value of its reporting units to their carrying amounts. If the carrying value of a reporting unit exceeds its estimated fair value, the Company compares the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying value over the fair value is charged to reduce earnings. The Company’s fair value estimates are based on numerous assumptions and it is possible that actual fair value will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

Stock Based Compensation

On December 16, 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”) , which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the requirements of SFAS No. 123R for the fiscal year beginning on January 1, 2006, and recorded the compensation expense for all unvested stock options existing prior to the adoption during the period.

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

Level 3
— unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

The Company’s warrants liability (as further described in Note 11) are measured and recorded at fair value on a recurring basis on the Company’s Consolidated Balance Sheets and their levels within the fair value hierarchy during the six months ended June 30, 2008 are presented in the following tabular form:

(In thousands) As of June 30,	Fair Value
2008	Level 1	Level 2	Level 3	Total
Warrants liability	$—	$1,028	$—	$1,028

The following is the reconciliation of the fair values of the warrants liability between December 31, 2007 and June 30, 2008:

Balance of warrants liability at December 31, 2007	$1,100
Gain on fair value adjustments to warrants liability	(72)
Balance at June 30, 2008	$1,028

The fair value of the warrants liability can be obtained by using generally accepted models such as the Black Scholes Model.   See Note 11 for more information on the valuation methods used.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 . This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company does not believe that this standard will significantly affect the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations , (“SFAS 141(R)”). This standard will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We believe that there would be no material impact on our financial statements upon adoption of this standard.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. This evaluation was done under the supervision and with the participation of our principal executive officer and principal financial officer. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treasury Commission. Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer have concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of U.S. GAAP as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered “material weaknesses”. The Public Company Accounting Oversight Board has defined a material weakness as a “deficiency, or combination of deficiencies, in internal control over financial reporting (ICFR) such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s ICFR.” .

The significant deficiencies we identified in the prior year in our internal controls and disclosure controls related to the application of U.S. GAAP were in adopting an inappropriate period to depreciate and amortize property, plant and equipment, including extraction and exploration rights; inappropriate capitalization of exploration expenses; and inappropriate classification of balance sheet and income statement balances. These deficiencies, when taken together, resulted in a conclusion that the Company’s controls suffered from a material weakness as of December 31, 2006. In 2007, we have remedied all these significant deficiencies except the failure to provide for an allowance for doubtful accounts in accordance with the Company’s policy by means of implementation of the remediation program we planned in the prior year. This deficiency still resulted in a conclusion that the Company’s controls suffered from a material weakness as of June 30, 2008.

Because of the identification of the misapplication of U.S. GAAP, our management has concluded that, as of June 30, 2008, our internal controls over financial reporting were not effective.

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

Changes in Internal Control over Financial Reporting

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CHINA SHEN ZHOU MINING & RESOURCES, INC.

Date: August 14, 2008	By:	/s/ Xiaojing Yu
Xiaojing Yu, Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2008	By:	/s/ Hu Ye
Hu Ye, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)