Form 10-Q
period 2008-09-30
CHINA SHEN ZHOU MINING & RESOURCES, INC.
filed 2008-11-13
CIK 790024

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008
or
☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-50491

China Shen Zhou Mining & Resources, Inc.
(Name of small business issuer in its charter)

Nevada	87-0430816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 166 Fushi Road, Zeyang Tower, Suite 1211 Shijingshan District, Beijing, China 100043 People’s Republic of China	101304
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:  86-010-88906927

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes    ☐   No   ☒

As of November 10, 2008, the Registrant had 22,214,514 shares of common stock outstanding.

China Shen Zhou Mining & Resources, Inc .

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30,	December 31,
	2008	2007
	Unaudited	Audited
ASSETS

Current assets:
Cash and cash equivalents	$462	$2,949
Accounts receivable, net	482	2,481
Other deposits and prepayments, net	1,699	1,254
Inventories	4,510	1,639
Total current assets	7,153	8,323

Available for sale investment	147	137
Prepayment for office rent	540
Property, machinery and mining assets, net	49,998	47,094
Deferred debt issuance costs	1,859	2,170
Deferred income tax assets	686	507
Goodwill	1,146	1,070
Total assets	$61,529	$59,301

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,212	$718
Fair value of detachable warrants liability	116	1,100
Short term bank loans	1,760	1,314
Other payables and accruals	8,082	3,469
Taxes payable	314	257
Due to related parties	3,094	2,062
Total current liabilities	14,578	8,920

Convertible notes payable	23,478	21,186
Deferred tax liabilities	1,201	1,201
Total liabilities	39,257	31,307

MINORITY INTEREST	88	144

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Amounts in thousands, except share data)

	September 30,	December 31,
	2008	2007
	Unaudited	Audited
Commitment and contingencies (Note 20)		-

STOCKHOLDERS’ EQUITY:
Common Stock, $0.001 par value,
50,000,000 shares authorized, 22,214,514 shares issued and outstanding	$22	$22
Additional paid-in capital	25,251	25,251
PRC statutory reserves	1,537	1,537
Accumulated other comprehensive income	4,104	2,247
Retained earnings (deficit)	(8,730)	(1,207)
Total stockholders’ equity	22,184	27,850
Total liabilities and stockholders’ equity	$61,529	$59,301

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	9/30/2008	9/30/2007	9/30/2008	9/30/2007
	Unaudited		Unaudited
Net revenue	$2,924	4,273	$4,845	12,063
Cost of sales	(2,429)	(2,399)	(4,206)	(5,227)
Gross profit	495	1,874	639	6,836
Operating expenses:
Selling and distribution expenses	(36)	(72)	(72)	(207)
General and administrative expenses	(2,550)	(1,640)	(6,942)	(3,893)
Income (loss) from operations	(2,091)	162	(6,375)	2,736
Other income (expense):
Interest expense	(87)	(144)	(1,932)	(2,489)
Other, net	48	161	590	146
Income (loss) from continuing operations before income taxes and minority interests	(2,130)	179	(7,717)	393
Income tax (expenses) benefits	85	(47)	129	32
Income (loss) from continuing operations before minority interests	(2,045)	132	(7,588)	425
Minority interests	20	(15)	65	(6)
Income (loss) from continuing operations	(2,025)	117	(7,523)	419
Discontinued operation (Note 3)
Loss from operations of discontinued component, net of taxes	-	(2)	-	(195)
Income(loss) from discontinued operations	-	(2)	-	(195)
Net income (loss)	(2,025)	115	(7,523)	224
Other comprehensive income:
Foreign currency translation adjustments	301	306	1,857	894
Comprehensive income (loss)	$(1,724)	421	$(5,666)	1,118

Income (loss) per common share - basic and diluted
From continuing operations	(0.091)	0.005	(0.339)	0.019
From discontinued operations	-	-	-	(0.009)
Net income (loss)	$(0.091)	0.005	$(0.339)	0.010
Weighted average common shares outstanding
Basic and Diluted	22,215	22,215	22,215	21,872

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Amounts in thousands)

						Accumulated
	Common Stock		Additional	PRC	Retained	Other	Total
	Number of		paid-In	Statutory	Earnings	Comprehensive	Stockholders'
	Shares	Amount	Capital	Reserves	(Deficit)	Income	Equity

Balance at January 1, 2007	21,298	$21	$13,865	$1,111	$1,865	$600	$17,462
Issuance of shares for acquisitions	917	1	3,670	-	-	-	3,671
Discount of issuing the convertible notes	-	-	7,716	-	-	-	7,716
Net loss for the year ended December 31, 2007	-	-	-	-	(2,646)	-	(2,646)
Appropriation of PRC statutory reserves	-	-	-	426	(426)	-	-
Foreign currency translation adjustment	-	-	-	-	-	1,647	1,647

Balance at December 31, 2007	22,215	$22	$25,251	$1,537	$(1,207)	$2,247	$27,850
Net loss for the nine months ended September 30 , 2008	-	-	-	-	(7,523)	-	(7,523)
Foreign currency translation adjustment	-	-	-	-	-	1,857	1,857

Balance at September 30 , 2008 (Unaudited)	22,215	$22	$25,251	$1,537	$(8,730)	$4,104	$22,184

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Nine Months Ended
	September 30,
	2008	2007
	Unaudited	Unaudited
Cash flows from operating activities:
(Loss)income from continuing operations	$(7,523)	$419
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	3,288	1,302
Loss from investments	-	81
Deferred income tax benefits	(179)	(158)
Fair value adjustment of warrants	(984)	(239)

Accrual of coupon interest and accreted principal	1,112	1,058
Amortization of deferred financing costs	1,179	108
Amortization of debt issuance costs	311	245
Minority interests	(65)	6
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	1,999	(2,023)
Deposits and prepayments	(443)	1,107
Prepayment for office rent	(540)
Inventories	(2,871)	(189)
Due from related companies	-	(847)
Increase (decrease) in -
Accounts payable	494	786
Other payables and accruals	2,804	748
Taxes payable	57	(191)
Due to related parties	1,032	28
Net cash (used in) provided by operating activities from continuing operations	(329)	2,241
Net cash provided by operating activities from discontinued operations	-	4
Net cash (used in) provided by operating activities	(329)	2,245

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	For the Nine Months Ended
	September 30,
	2008	2007
	Unaudited	Unaudited
Cash flows from investing activities:
Purchases of property, machinery and mining assets	(1,975)	(15,419)
Decrease in investment deposits	-	1,025
Acquisition of subsidiaries, net of cash and cash equivalents acquired	-	(466)
Decrease in available-for-sale securities - margin deposit	-	331
Net cash used in investing activities of continuing operations	(1,975)	(14,529)

Purchases of property, machinery and mining assets of discontinued operations		(388)
Net cash used in investing activities	(1,975)	(14,917)

Cash flows from financing activities:
Issuance costs of convertible note	$-	$(2,096)
Proceeds from short-term borrowings	446	226
Repayments of short-term borrowings	-	(1,470)
Net cash provided by (used in) financing activities	446	(3,340)

Foreign currency translation adjustment	(629)	265

Net decrease in cash and cash equivalents	(2,487)	(15,747)

Cash and cash equivalents at the beginning of the period	2,949	18,932
Cash and cash equivalents at the end of the period	$462	$3,185

Supplemental disclosures of cash flow information
Cash paid for interest expenses	$254	$1,037
Cash paid for income tax	$-	$-

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

On January 31, 2008, the Company’s common stock was listed on the American Stock Exchange (“AMEX”).

At September 30, 2008, the subsidiaries of China Shen Zhou Mining & Resources, Inc. are as follows:

Name	Domicile and Date of Incorporation	Paid-in Capital		Percentage of Effective Ownership		Principal Activities

American Federal Mining Group, Inc. (“AFMG”)	Illinois November 15, 2005	USD	10	100%		Investments holdings

Inner Mongolia Xiangzhen Mining Industry Group Co. Ltd. (“Xiangzhen Mining”)	The PRC July 3,2002	RMB	88,860,699	100%		Acquisition, exploration and extraction, and development of natural resource properties

Inner Mongolia Wulatehouqi Qianzhen Ore Processing Co., Ltd. (“Qianzhen Mining”)	The PRC September 22, 2002	RMB	37,221,250	100%		Sales and refinery of nonferrous metals, ore dressing, and sales of chemical products

Wulatehouqi Qingshan Non-Ferrous Metal Developing Company Ltd. (“Qingshan Metal”)	The PRC April 23, 1995 (Acquired on April 12, 2006)	RMB	4,100,000	60%		Nonferrous ore dressings, copper, zinc, lead etc

Xinjiang Buerjin County Xingzhen Mining Company (“Xingzhen Mining”)	The PRC April 10,2006 (Acquired on April 28, 2006)	RMB	1,000,000	90%		Exploration of solid metals, refinery and sales of mining products.

Tun-Lin Limited Liability Company (“Tun-Lin”)	Kyrgyz Republic September 1,2005 (Acquired on November 26, 2007)	KGS	5,000	100	% (a)	Investments holdings

Kichi-Chaarat Closed Joint Stock Company (“Kichi-Chaarat”)	Kyrgyz Republic September 17,1998 (Acquired on November 26, 2007)	KGS	10,000	100	%(b)	Exploration, development, mining, and processing of gold, copper and other mineral products.
(a)   100% ownership of Tun-Lin was acquired by Xiangzhen Mining on November 26, 2007.
(b)   100% ownership of Kichi Chaarat was acquired through the acquisition of Tun-Lin on November 26, 2007.

NOTE 2  BASIS OF PRESENTATION

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

The following table presents the revenue and net loss from discontinued operations:

	For the Nine Months Ended September 30,
	2008	2007
	(In thousands)	(In thousands)

Revenue	Not Applicable	$204

Net (loss) from discontinued operations, net of income tax of nil	Not Applicable	$(195)

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

Asset Impairment
(a) Long-lived Assets
The Company reviews and evaluates its long-lived assets including property, machinery and mining assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable metals, corresponding expected commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital, all based on life-of-mine plans. Existing proven and probable reserves and value beyond proven and probable reserves are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable metals” refers to the estimated amount of metals that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable metals from such stage metal interests at exploration stage are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

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

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, other deposits and prepayments, accounts payable, detachable warrants, short-term bank loans, other payables and accruals, taxes payable and due to related parties.

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

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The adoption of FIN 48 has not resulted in any material impact on the Company’s financial position or results of operations.

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

	As of September 30, 2008	As of December 31, 2007
Balance sheet items, except for the registered and paid-up capital and retained earnings, as of period end	US$1=RMB6.8183 US$1=KGS36.6688	US$1=RMB7.3046 US$1=KGS35.4988

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007
Amounts included in the statements of operations, statements of changes in stockholders’ equity and statements of cash flows for the period	US$1=RMB6.9920 US$1=KGS35.9253	US$1=RMB7.5235

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

Stock Based Compensation
On December 16, 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”) , which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the requirements of SFAS No. 123R for the fiscal year beginning on January 1, 2006, and recorded compensation expenses for all restricted stocks offered prior to the adoption.

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

Comprehensive Income
SFAS No.130, Reporting Comprehensive Income , establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income includes foreign currency translation adjustments. Total foreign currency translation adjustments for the nine months ended September 30, 2008 and 2007 were $1,857,000 and $894,000, respectively.

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

The Company’s detachable warrants liability (as further described in Note 11) is measured and recorded at fair value on a recurring basis on the Company’s Consolidated Balance Sheets and their levels within the fair value hierarchy during the nine months ended September 30, 2008 are presented in the following tabular form:

(In thousands) As of September 30, 2008	Fair Value
	Level 1	Level 2	Level 3	Total
Warrants liability	$—	$116	$—	$116

The following is the reconciliation of the fair value of the warrants liability between December 31, 2007 and September 30, 2008:
Balance of warrants liability at December 31, 2007	$1,100
Gain on fair value adjustments to warrants liability	(984)
Balance at September 30, 2008	$116

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

NOTE 5 ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30, 2008	December 31, 2007
	(In thousands)	(In thousands)

Accounts receivable	$535	$2,534
Less: Allowance for doubtful accounts	(53)	(53)
	$482	$2,481

NOTE 6 DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following:

	September 30, 2008	December 31, 2007
	(In thousands)	(In thousands)
Prepayments and advances (a)	$1,138	$840
Tax recoverable		62
Other receivables	561	352
	$1,699	$1,254

(a)
Prepayments and advances as of December 31, 2007 included a deposit of $330,469 paid to Wulatehouqi Zijin Mining Co., Ltd., the Company’s largest supplier, for purchases of raw materials. The deposit was repaid in the first quarter of 2008.
Prepayments and advances as of September 30, 2008 include payments of $1,008,649 to two mining service providers.

NOTE 7 INVENTORIES

Inventories consist of the following:

	September 30, 2008	December 31, 2007
	(In thousands)	(In thousands)
Raw materials - unprocessed ore	$1,199	$34
Consumables	877	564
Finished goods and semi-manufactured goods	2,434	1,041
	$4,510	$1,639

NOTE 8 PROPERTY, MACHINERY AND MINING ASSETS, NET

Property, machinery and mining assets consist of the following:

	September 30, 2008	December 31, 2007
	(In thousands)	(In thousands)

Land use rights	$1,704	$1,591
Buildings	13,127	4,218
Machinery	10,561	5,543
Mining assets	7,807	3,962
Motor vehicles	1,408	1,155
Equipment	327	249
Extraction rights	20,225	19,675
Exploration rights	1,687	1,574
Construction in progress	2,847	15,020
	59,693	52,987
Less:
Accumulated depreciation and amortization	(9,631)	(5,833)
Impairment provision	(64)	(60)
	$49,998	$47,094

Depreciation and Amortization
Depreciation and amortization expense in aggregate for the nine months ended September 30, 2008 and 2007 was approximately $3,288,000 and $1,302,000, respectively. Depreciation and amortization expense in aggregate for the three months ended September 30, 2008 and 2007 was approximately $1,040,000 and $455,000, respectively.

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

NOTE 9 DEBT ISSUANCE COSTS

The issuance costs directly associated with the Notes and the put warrant aggregated $2,522,497.  The amount was capitalized as deferred debt issuance costs, and is being amortized using the effective interest rate method over the term of the convertible loan, with the amounts amortized being recognized as interest expense. Any unamortized debt issuance costs remaining at the date of conversion of the loan will be recognized as interest expense in the period the conversion takes place. As of September 30, 2008 and December 31, 2007, the deferred debt issuance costs were approximately $1,859,000 and $2,170,000, respectively.

NOTE 10 GOODWILL

(In thousands)
Arising from acquisition of Qingshan Metal, a subsidiary within the nonferrous metals segment, in 2006

Balance as of December 31, 2006	$1,001
Exchange realignment	69
Balance as of December 31, 2007	1,070
Exchange realignment	76
Balance as of September 30, 2008	$1,146

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

NOTE 11 WARRANTS LIABILITY

In connection with the issuance of the convertible notes (as further described in Note 15), the Company issued a put warrant to one of the Company’s financial advisors for the purchase of 875,000 shares of the Company’s common stock at an exercise price of $3.20 per share, exercisable at any time, or from time to time, during the period commencing from January 1, 2007 through January 1, 2010 (the “Termination Date”). The Company has had the fair value of the put warrant computed by using the Black Scholes model. As of September 30, 2008, the fair value of the put warrant is approximately $116,000 with the following significant assumptions used in the Black-Scholes model:

	As of September 30, 2008	As of December 31, 2007

Risk-free interest rate	1.835%	4.05%
Expected volatility	89.73%	57.22%
Term	1.25 years	2 years

In the event that the warrant holder elects not to exercise the warrant on or before the Termination Date, the Company shall repurchase this warrant for cash at an aggregate purchase price of $50,000.

NOTE 12 SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:

	September 30, 2008	December 31, 2007
	(in thousands)	(in thousands)
10.37% note payable to Baiyin Credit Union matured on February 16, 2008 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining		96
10.37% note payable to Baiyin Credit Union matured on February 16, 2008 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining		205
7.52% note payable to Baiyin Credit Union matures on August 15, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	117	110
10.21% note payable to Baiyin Credit Union matures on November 22, 2008 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Xiangzhen Mining	880	821
8.22% note payable to Baiyin Credit Union matures on December 26, 2008 with interest due on the 20th day of each quarter and principal due at date of maturity, secured by the time deposit of Mr. Helin Cui, a director of the Company	88	82
10.46% note payable to Baiyin Credit Union matures on November 15, 2008 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	220
10.46% note payable to Baiyin Credit Union matures on November 15, 2008 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	103
9.86% note payable to Baiyin Credit Union matures on December 27, 2008 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	352

	$1,760	$1,314

NOTE 13 OTHER PAYABLES AND ACCRUALS

Other payables and accruals consist of the following:

	September 30, 2008	December 31, 2007
	(In thousands)	(In thousands)
Accrued debt issuance costs (a)	53	116
Receipts in advance	3,028	408
Accruals for payroll, bonus and other operating expenses	635	892
Payables for construction service vender	2,043	481
Payable for extraction rights (b)		1,014
Others payables	2,323	558
	$8,082	$3,469

(a)	The balance mainly represents outstanding legal service fees payable in connection with the issuance of the convertible notes.
(b)	Payable for extraction rights of Xiangzhen has been paid to government in the third quarter of 2008.

NOTE 14 DUE TO RELATED PARTIES

Due to related parties consist of the following:

	September 30, 2008	December 31, 2007
	(In thousands)	(In thousands)
Due to directors of the Company:
Ms. Xiao Jing Yu, CEO of the Company (a)	$758	$166
Mr. Xue Ming Xu, COO of the Company (b)	$142	1
Mr. Cui He Lin , Director of the Company(c)	$73
Due to Wulatehouqi Mengxin Co., Ltd, the minority shareholder of Xingzhen Mining (d)	1,467	1,369
Due to Mr. Xiao Ming Yu, General Manager of Xiangzhen	654
Due to Xinjiang Tianxiang New Technology Development Co., Ltd, the minority shareholder of Xingzhen Mining (e)		526
	$3,094	$2,062

Amounts due to related parties are interest-free, unsecured and have no fixed terms of repayment.

(a)	Ms.Yu is the CEO of the Company.

(b)	Mr.Xu is the COO of the Company.

(c)	Mr.Cui is a director of the Compay.

(d)	Wulatehouqi Mengxin Co., Ltd is the minority shareholder of Xingzhen Mining.

(e)	Xinjiang Tianxiang New Technology Development Co., Ltd is the minority shareholder of Xingzhen Mining.

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

Consistent with EITF 98-05, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios , the intrinsic value of the beneficial conversion feature (“BCF”) on the commitment date, i.e. the Second Supplementary Indenture Date of September 28, 2007, has been recalculated: the change of conversion price in the Second Supplemental Indenture resulted in a BCF. The BCF was recognized on the effective date of September 28, 2007 as a discount and will be amortized using the effective interest rate method from September 28, 2007 to the maturity date.

Redemption
The Notes contain a feature reflected in the Accreted Principal Amount based on which the redemption or repurchase price of the Notes is determined.  The Accreted Principal Amount is determined as follows: the Accreted Principal Amount on December 27, 2009 shall be 116.0% of the Original Principal Amount, and the Accreted Principal Amount at the Maturity Date shall be 134.5% of the Original Principal Amount. The Company can redeem all of the Notes on or after December 27, 2009 at 110% of the then Accreted Principal Amount, plus accrued and unpaid interest to, but excluding, the redemption date. The Notes holders have the right to require the Company to repurchase the Notes at a price in cash equal to 104% of the then Accreted Principal Amount plus accrued and unpaid interest to the repurchase date if there is a change of control of the Company.  From and after December 27, 2009, the Notes holders have the right to require the Company to repurchase the Notes for 100% of the then Accreted Principal Amount plus accrued and unpaid interest to the repurchase date.

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

Detachable Warrants
Together with the issuance of the Notes, the Company issued a put warrant to one of the Company’s financial advisors in the transaction for the purchase of 875,000 shares of the Company’s common stock at an exercise price of $3.20 per share, exercisable on or before three years from the date of grant.  As of September 30, 2008, the fair value of the put warrant was $116,000.

Debt Issuance Costs
The issuance costs directly associated with the Notes and the put warrant aggregated $2,522,497.  The amount was capitalized as deferred debt issuance costs, and is being amortized using the effective interest rate method over the term of the convertible loan, with the amounts amortized being recognized as interest expense. Any unamortized debt issuance costs remaining at the date of conversion of the loan will be recognized as interest expense in the period the conversion takes place. As of September 30, 2008, the deferred debt issuance costs were approximately $1,859,000.

NOTE 16 INCOME TAXES

The PRC and Kyrgyz subsidiaries within the Company are subject to PRC or Kyrgyz income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate.

The Company’s income tax benefit (expense) consists of:

	For the Nine Months Ended
	September 30,
	2008	2007
	(In thousands)	(In thousands)
Current:
- PRC	$-	$-

Deferred:
- PRC	129	32
	$129	$32

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

Deferred income tax assets due to differences in depreciation rules between accounting and Chinese Income Tax Law are $686,000 as of September 30, 2008.

Accumulated Depreciation Difference	China Income Tax Rate	Deferred Income Tax Assets
as of September 30, 2008	from January 1, 2008	as of September 30, 2008
(In thousands)%		(In thousands)

2,744	25%	686

Deferred tax liabilities due to the purchase method of accounting based on fair values of identifiable tangible and intangible assets of the acquisition of Tun-Lin company are $1,201,000 as of September 30, 2008.

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

NOTE 19 ASSET RETIREMENT OBLIGATIONS

According to the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” of the PRC, mining companies causing damages to cultivated land, grassland or forest are required to restore the land to a state approved by the local governments. The local governments administering the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” on the Company’s two mines, “Sumochaganaobao Fluorite Mine” and “Mining site No. 2”, have confirmed that the Company is not required to restore or rehabilitate the two mining sites because those two mining sites are located at distant areas and the Company’s mining and extraction activities have not affected the surrounding environment. The Company’ property, machinery and mining assets related to those two mining sites at December 31, 2007 and September 30, 2008 were not subject to an asset retirement obligation.

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

Capital commitment

Contracted but not provided for at September 30, 2008:
Purchase of machinery - within one year	$442
Acquisition or construction of buildings-within one year	365
$807

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

The segment data presented below was prepared on the same basis as the Company’s consolidated financial statements.

Nine months ended September 30, 2008	Fluorite	Nonferrous metals	Consolidated

Segment revenue	2,178	2,667	4,845
Inter-segment revenue
Revenue from external customers	2,178	2,667	4,845

Segment (loss) profit	(2,829)	(2,221)	(5,050)

Unallocated corporate expenses			(2,667)
Income from continuing operations before income taxes and minority interests			(7,717)

Total segment assets	51,200	58,028	109,228
Inter-segment receivables	(25,596)	(23,967)	(49,563)
	25,604	34,061	59,665
Deferred debt issuance costs			1,859
Other unallocated corporate assets			5
			61,529
Other segment information:
Depreciation and amortization	1,951	1,337	3,288
Expenditure for segment assets	1,072	903	1,975

Nine months ended September 30, 2007	Fluorite	Nonferrous metals	Consolidated

Segment revenue	5,066	6,997	12,063
Inter-segment revenue
Revenue from external customers	5,066	6,997	12,063

Segment (loss) profit	1,430	2,191	3,621

Unallocated corporate expenses			(3,228)
Income from continuing operations before income taxes and minority interests			393

Other segment information:
Depreciation and amortization	537	765	1,302
Expenditure for segment assets	8,300	7,119	15,419

Year ended December 31, 2007	Fluorite	Nonferrous metals	Consolidated

Total segment assets	45,673	52,503	98,176
Inter-segment receivables	(24,111)	(18,711)	(42,822)
	21,562	33,792	55,354

Deferred debt issuance costs			2,170
Other unallocated corporate assets			1,777

			59,301

NOTE 22 OTHER INCOME, NET

	For the Nine Months Ended September 30,
	2008	2007
	(In thousands)	(In thousands)
Exchange gain	$646	$224
Donation	(43)	(85)
Others	(13)	7
	$590	$146

NOTE 23 EARNINGS PER SHARE

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share from continuing and discontinued operations for the periods presented (amounts in thousands, except per share data):

	For the Nine Months Ended September 30,
	2008	2007
	(In thousands, except per share data)	(In thousands, except per share data)

Income (loss) from continuing operations available to common shareholders:
Basic and Diluted	$(7,523)	$419

Income (loss) from discontinued operations available to common shareholders:
Basic and Diluted	$-	$(195)

Weighted average number of shares:
Basic and Diluted	22,215	21,872

Earnings (loss) per share from continuing operations
- Basic and Diluted	$(0.339)	$0.019

Earnings (loss) per share from discontinued operations
- Basic and Diluted	$-	$(0.009)

As the convertible notes, warrants and options have an anti-dilutive effect on the earnings per share for the six months ended September 30, 2008 and 2007, they were not included in the calculations of diluted earnings per share.

NOTE 24 CONCENTRATIONS OF CUSTOMERS AND SUPPLIERS

The Company had three main customers who contributed approximately $3,498,000 or 72% of the Company’s consolidated net revenue for the nine months ended September 30, 2008. For the same period of 2007, the Company had three main customers who contributed approximately $8,554,000 or 71% of the Company’s consolidated net revenue.

The following table shows the Company’s major customers (10% or more of consolidated net revenue) for the nine months ended September 30, 2008:

		Revenue	Percentage
Number	Customer	(In thousands)	(%)
1	RuiPeng Mining Ltd	$1,493	31%
2	Inner Mongolia Huadesanli Trading Ltd	775	16%
3	Laiwu Steel Ltd	656	13%
4	Handang Hongzhi Ltd	574	12%
TOTAL		$3,498	72%

The following table shows the Company’s major customers (10% or more of consolidated net revenue) for the nine months ended September 30, 2007:

		Revenue	Percentage
Number	Customer	(In thousands)	(%)
1	Bayannaoer Zijin Nonferrous metals Ltd	$3,432	29%
2	Baiyin Nonferrous metals Ltd	3,047	25%
3	Ningxia Jinhe chemistry Ltd	2,075	17%
TOTAL		$8,554	71%

As of September 30, 2008, accounts receivable total $535,000 which consists of receivables from 16 customers.

The following table shows the receivable distribution of the Company’s major customers (10% or more of consolidated accounts receivable) as of September 30, 2008:

		Receivables	Percentage
Number	Customer	(In thousands)	(%)
1	Handan hongzhi Ltd	$156	29%
2	Laiwu steel, Ltd	145	27%
3	Yichen Huawei Ltd	132	25%
TOTAL		$433	81%

In the first nine months of 2008, the Company had no concentrated suppliers.

NOTE 25 SUBSEQUENT EVENTS

None

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

BUSINESS STRATEGY

Expansion of Production Capacity to Meet Demand

▼ Fluorite

We extracted approximately 109,000 metric tons of fluorite ore in 2007. In early 2006, we started to build a project at Xiangzhen Mining to produce 300,000 metric tons of fluorite ore and the project was completed in November 2007. Due to technological difficulties at the new processing plant, we expect to extract 100,000 metric tons of fluorite ore in 2008. From 2009 onwards, the Company will gradually increase the extraction capacity to 300,000 metric tons of fluorite ore per year based on existing market conditions

We produced approximately 22,400 metric tons of refined fluorite powder in 2007. In early 2006, at the mine site, we started to build a plant with an annual processing capacity of 200,000 metric tons of fluorite ore. In the third quarter of 2008, the new processing plant started to produce, but the recovery rate is not satisfactory or stable. The Company continues to address technological difficulties. We expect to overcome the technical difficulties in the next few months. In 2008, this project is expected to produce 10,000 metric tons of fluorite powder. After reaching its full capacity in 2009, we expect to produce approximately 100,000 metric tons of refined fluorite powder per year based on satisfactory recovery rates and market conditions.

▼ Zinc, Copper and Lead

Due to supply issues in non-ferrous ore, Qianzhen did not produce any non-ferrous concentrates during the first nine months of 2008. Taking advantage of the fluctuating price of concentrate sulphur, the Company has produced sulphur concentrate by utilizing sulphur-bearing tailings, in order to mitigate the impact of the supply shortage on the Company’s production. Based on existing demand for sulphur concentrate, the Company expects to process 80,000 metric tons of sulphur-bearing tailings and produce 20,000 metric tons of sulphur concentrate in 2008.

In July 2006, Xingzhen Mining started to build a project at Keyinbulake Multi-Metal Mine in Buerjin County, Aletal Zone, Xinjiang Uygur Autonomous Region. The project has a mining and processing capacity of 200,000 metric tons of mineralized zinc-copper material per year. It went into production at the end of the second quarter of 2008.With the current lower prices of zinc and copper, the Company is considering taking steps to decrease total output to avoid more losses if the price of non-ferrous metals does not rebound in the next few months.

In November 2007, we completed the acquisition of Tun-Lin Co. Ltd, a company that exists under the law of the Republic of Kyrgyzstan, which owns 100% of the equity in Kichi Chaarat, and which major asset is the subsoil use right for (i) mining for gold, copper and other metals within the Kuru-Tegerek licensed area; and (ii) exploration for gold, copper and other metals within the Kuru-Tegerek licensed area. The purpose of the acquisition was to enable the Company to explore, develop and mine the resources of the Kuru-Tegerek licensed area. In 2008, the Company will complete a development plan for the Kichi Chaarat deposit and start construction of a mining facility if sufficient capital and appropriate partnerships are duly arranged.

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

Acquiring More Mineral Resources

To increase the amount of reserves and ensure supply to our processing facilities, we plan to acquire large-scaled domestic and foreign mines when appropriate opportunities arise. We also expect to acquire additional nonferrous metal and fluorite mines domestically that are in good extracting and operating condition and possess all necessary governmental licenses if the Company has sufficient capital.

Expansion into Down Stream Fluorine Chemical Business

Through strategic cooperation with major participants in the fluoric-chemical industry, and assuming that we have sufficient capital, we may expand into the down stream fluorine chemical business which enjoys a high profit margin and a rapidly growing market. The expansion should contribute to an increase in the profit margin of our business.

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

ACQUISITION OF ADDITIONAL 10% EQUITY IN XINGZHEN MINING

In August 2007, the Company completed an acquisition of additional equity in Xingzhen Mining from Xinjiang Tianxiang New Technology Development Company Ltd. and thus increased the Company’s ownership of equity in Xingzhen Mining from 80% to 90%.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

Selected information from the Consolidated Statements of Operations
	For the three months ended Sep 30,
	2008	2007
	(in thousands)	(in thousands)

Net revenue	$2,924	$4,273
Gross profit	495	1,874
- Gross profit margin	17%	44%
General and administrative expenses	2,550	1,640
Interest expense	87	144
Net income (loss)	$(2,025)	$115

REVENUES. Net revenues for the three months ended September 30, 2008 were $2.9 million, representing a $1.4 million or 32% decrease as compared to the same period of 2007. The decrease in net revenues is mainly attributable to Qianzhen Mining, whose zinc processing operations were materially impacted by a shortage of ore supplies and sharp decrease of metal price, which resulted in a reduction of revenue of 77% or approximately $1.7 million as compared to the third quarter of 2007. Net revenue from Xiangzhen Mining’s fluorite products decreased 49% to $1.1 million as compared to 2007 due to the trial operation of the newly completed fluorite processing plant of Xiangzhen.

Due to the fluctuating price of sulphur concentrate, the Company produced sulphur concentrate in Qianzhen Mining by utilizing accumulated sulphur-bearing tailings, in order to mitigate the impact of the supply issues on the Company’s production in the third quarter.

GROSS PROFIT AND GROSS PROFIT MARGIN. For the three months ended September 30, 2008, gross profit was $495,000 which decreased by approximately 74% from $1.9 million gross profit for the same period of 2007; gross profit margin dropped from 44% for the three months ended September 30 2007 to 17% for the same period of 2008. The fixed amortization of mining assets and rights over the terms of the extraction license (three years or six years) that is included in the costs of sales caused the movement of the costs of sales to be disproportionate to actual production and sales, resulting in a lower gross profit margin. The low zinc price also created downside pressure on the gross profit margin of the nonferrous segment.

GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended September 30, 2008, general and administrative expenses increased by approximately $0.9 million to $2.6 million in 2008 as compared to $1.6 million in 2007. The significant increase in general and administrative expenses was primarily due to (i) trial operating expense of $0.57 million by Xiangzhen and (ii) increased administrative expense of $0.3 million for the newly acquired Tun-Lin in Kyrgyzstan.

INTEREST EXPENSE.  Interest expense decreased approximately $57,000 as compared to the same period of 2007.  The decrease in interest expense is mainly due to the difference in revaluation of the warrant liability.

NET LOSS. Net loss for the three months ended September 30, 2008 was $2.0 million, a difference of $2.1 million compared to net income of $0.1 million for the same period of 2007. Basic earnings (loss) per share were $(0.091) and $0.005 for the three months ended September 30, 2008 and 2007, respectively.

SEGMENT PERFORMANCE ANALYSIS

	Segment revenue		Segment profit (loss)
	For the three months ended Sep , 30		For the three months ended Sep , 30
(amounts in thousand)	2008	2007	2008	2007

Fluorite	$1,122	$2,038	$(1,214)	$691

Nonferrous metals	$1,802	$2,235	$(613)	$(193)

Fluorite

For the third quarter, fluorite segment revenue decreased by 45% from $2.0 million for 2007 to $1.1 million for 2008. The old plant operated at non-full capacity as a result of relocation of some resources to the new plant from the old. The new plant started to produce, but has made little contribution to revenue because of technological difficulties.

Our fluorite segment reported a segment loss of $1.2 million for the three months ended September 30, 2008, compared to a segment profit of $0.7 million in the same period of 2007.

Nonferrous Metals

Nonferrous metals segment revenue for the three months ended September 30, 2008 amounted to $1.8 million, representing a decrease of approximately $0.4 million or 19% as compared to the same period of 2007. The performance of the nonferrous metals segment was materially impacted by the decline of zinc price.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

Selected information from the Consolidated Statements of Operations

	For the nine months ended Sep 30,
	2008	2007
	(in thousands)	(in thousands)

Net revenue	$4,845	$12,063
Gross profit	639	6,836
- Gross profit margin	13%	57%
General and administrative expenses	6,942	3,893
Interest expense	1,932	2,489
Net income (loss)	$(7,523)	$224

REVENUES. Net revenues for the nine months ended September 30, 2008 were $4.8 million, representing a $7.2 million or 60% decrease as compared to the same period of 2007. The decrease in net revenues is mainly attributable to Qianzhen Mining, which zinc processing operations were materially impacted by a shortage of ore supplies and sharp decrease of metal price, and resulted in a reduction of revenue of 83% or approximately $5.8 million as compared to the same period of 2007. Net revenue from Xiangzhen Mining’s fluorite products decreased 61% to $2.2 million as compared to 2007 due to the trial production of the newly completed fluorite processing plant of Xiangzhen.

GROSS PROFIT AND GROSS PROFIT MARGIN. For the nine months ended September 30, 2008, gross profit was $639,000 which decreased by approximately 91% from $6.8 million gross profit for the same period of 2007. Gross profit margin dropped from 57% for the nine months ended September 30 2007 to 13 % for the same period of 2008. Into the cost of sales, the Company amortized the mining assets and rights by the terms of the extraction license (three years or six years). The fixed amortization of mining assets and rights over the terms of the extraction license (three years or six years) that is included in the costs of sales caused the movement of the costs of sales to be disproportionate to actual production and sales, resulting in a lower gross profit margin. The low zinc price also created downside pressure on the gross profit margin of the nonferrous segment.

GENERAL AND ADMINISTRATIVE EXPENSES. For the nine months ended September 30, 2008, general and administrative expenses increased by approximately $3.0 million to $6.9 million as compared to $3.9 million for the same period in 2007. The significant increase in general and administrative expenses was primarily due to (i) increased trial operating expense of $1.6 million by Xiangzhen and (ii) increased administrative expense of $1 million for the newly acquired Tun-Lin in Kyrgyzstan.

INTEREST EXPENSE.  Total interest expense of $1.9 million is mainly due to the related non-cash interest expense and costs associated with the convertible bonds. This includes: i) non-cash principal accretion of approximately $1.1 million for the nine months ended September 30, 2008; ii) $1.0 million of interest income related to the revaluation as of September 30, 2008 of the detachable warrant liability associated with the issuance; and iii) $1.5 million of amortization of deferred debt issuance costs and deferred financing cost for the nine months ended September 30, 2008.

NET LOSS. Net loss for nine months ended September 30, 2008 was $7.5 million, a difference of $7.7 million compared to net income of $0.2 million for the same period in 2007. Basic earnings (loss) per share were $(0.339) and $0.010 for the nine months ended September 30, 2008 and 2007, respectively.

SEGMENT PERFORMANCE ANALYSIS

	Segment revenue		Segment profit (loss)
	For the nine months ended September , 30		For the nine months ended September , 30
(amounts in thousand)	2008	2007	2008	2007

Fluorite	$2,178	$5,066	$(2,829)	$1,430

Nonferrous metals	$2,667	$6,997	$(2,221)	$2,191

Fluorite

For the first nine months, fluorite segment revenue decreased by 57% from $5.1 million for 2007 to $2.2 million for 2008. The old plant operated at non-full capacity as a result of relocation of some resources to the new plant from the old. The new plant started to produce, but has made little contribution to revenue because of technological difficulties

Our fluorite segment reported a segment loss of $2.8 million for the nine months ended September 30, 2008, compared to a segment profit of $1.4 million in the same period of 2007.

Xiangzhen Mining built a plant with an annual processing capacity of 200,000 metric tons of fluorite ore. In the third quarter of 2008, the new processing plant started to produce, but the recovery rate is not satisfactory and is unstable. The Company continues to address technological difficulties. We expect to overcome the technical difficulties in the next few months.

Nonferrous Metals

Nonferrous metals segment revenue for the nine months ended September 30, 2008 amounted to $2.7 million, representing a decrease of approximately $4.3 million or 62% as compared to the same period of 2007. The major impact came from the decline of ore processing operation at Qianzhen, which is ,the major contributor in 2007 and experienced a shortage of ore supplies in 2008.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $0.46 million as of September 30, 2008, a decrease of $2.5 million as compared to the balance at December 31, 2007 of $3 million. The decrease in cash position was mainly due to: (i) the capital expenditures for mine development, construction, and purchase of processing plants and mining equipment at Xiangzhen Mining and Xingzhen Mining and (ii) net cash used in operating activities.

Net cash used in operating activities for the nine months ended September 30, 2008 was $0.32 million as compared to $2.2 million provided in the same period ended in 2007 due to the decrease of production and sales revenue in the first nine months.

Net cash used in investing activities for the nine months ended September 30, 2008 were $2.0 million, which was mainly due to capital expenditures for mining development and capacity expansion projects at Xiangzhen Mining and Xingzhen mining.

Net cash inflows from financing activities for the nine months ended September 30, 2008 were $0.4 million, which was mainly due to proceeds from short-term borrowings. For the same period in 2007, net cash outflows from financing activities were $3.3 million, which was mainly due to $1.5 million of net repayments on short-term borrowings and $2.1 million of issuance costs related to the convertible note.

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

Consistent with EITF 98-05, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios , the intrinsic value of the beneficial conversion feature (“BCF”) on the commitment date, i.e. the Second Supplementary Indenture Date of September 28, 2007, has been recalculated: the change of conversion price in the Second Supplemental Indenture resulted in a BCF. The BCF was recognized on the effective date of September 28, 2007 as a discount and will be amortized using the effective interest rate method from September 28, 2007 to the maturity date.

Redemption
The Notes contain a feature reflected in the Accreted Principal Amount based on which the redemption or repurchase price of the Notes is determined.  The Accreted Principal Amount is determined as follows: the Accreted Principal Amount on December 27, 2009 shall be 116.0% of the Original Principal Amount, and the Accreted Principal Amount at the Maturity Date shall be 134.5% of the Original Principal Amount. The Company can redeem all of the Notes on or after December 27, 2009 at 110% of the then Accreted Principal Amount, plus accrued and unpaid interest to, but excluding, the redemption date. The Notes holders have the right to require the Company to repurchase the Notes at a price in cash equal to 104% of the then Accreted Principal Amount plus accrued and unpaid interest to the repurchase date if there is a change of control of the Company.  From and after December 27, 2009, the Notes holders have the right to require the Company to repurchase the Notes for 100% of the then Accreted Principal Amount plus accrued and unpaid interest to the repurchase date.

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

Detachable Warrants
Together with the issuance of the Notes, the Company issued a put warrant to one of the Company’s financial advisors in the transaction for the purchase of 875,000 shares of the Company’s common stock at an exercise price of $3.20 per share, exercisable on or before three years from the date of grant.  As of September 30, 2008, the fair value of the put warrant was $116,000.

Debt Issuance Costs
The issuance costs directly associated with the Notes and the put warrant aggregated $2,522,497.  The amount was capitalized as deferred debt issuance costs, and is being amortized using the effective interest rate method over the term of the convertible loan, with the amounts amortized being recognized as interest expense. Any unamortized debt issuance costs remaining at the date of conversion of the loan will be recognized as interest expense in the period the conversion takes place. As of September 30, 2008, the deferred debt issuance costs were approximately $1,859,000.

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

Stock Based Compensation

On December 16, 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”) , which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the requirements of SFAS No. 123R for the fiscal year beginning on January 1, 2006, and recorded compensation expenses for all restricted stocks offered prior to the adoption.

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

The Company’s detachable warrants liability (as further described in Note 11) is measured and recorded at fair value on a recurring basis on the Company’s Consolidated Balance Sheets and their levels within the fair value hierarchy during the nine months ended September 30, 2008 are presented in the following tabular form:

(In thousands) As of September 30,	Fair Value
2008	Level 1	Level 2	Level 3	Total
Warrants liability	$—	$116	$—	$116

The following is the reconciliation of the fair value of the warrants liability between December 31, 2007 and September 30, 2008:

Balance of warrants liability at December 31, 2007	$1,100
Gain on fair value adjustments to warrants liability	(984)
Balance at September 30, 2008	$116

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

The significant deficiencies we identified in the prior year in our internal controls and disclosure controls related to the application of U.S. GAAP were in adopting an inappropriate period to depreciate and amortize property, plant and equipment, including extraction and exploration rights; inappropriate capitalization of exploration expenses; and inappropriate classification of balance sheet and income statement balances. These deficiencies, when taken together, resulted in a conclusion that the Company’s controls suffered from a material weakness as of December 31, 2006. In 2007, we have remedied all these significant deficiencies except the failure to provide for an allowance for doubtful accounts in accordance with the Company’s policy by means of implementation of the remediation program we planned in the prior year. This deficiency still resulted in a conclusion that the Company’s controls suffered from a material weakness as of September 30, 2008.

Because of the identification of the misapplication of U.S. GAAP, our management has concluded that, as of September 30, 2008, our internal controls over financial reporting were not effective.

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

Changes in Internal Control over Financial Reporting

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None

Item 1A. Risk Factor

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information .

Under the Second Amended Indenture dated September 28, 2007, the Company covenants to achieve certain quarterly EBITDA targets for 2008 and 2009. If the Company fails to achieve such quarterly targets and does not cure it within fourteen days after it receives a written notice of default from the Trustee or the Convertible Notes Holders, such failure will constitute a default. The Company did not achieve the targets for the first three fiscal quarter of 2008. So far, neither the Trustee nor the Convertible Note Holders have sent a written notice of default to the Company. However, the Trustee or the Convertible Note Holders could send a written notice of default any time in the future when the Company misses its quarterly target. The Company believes that it is very likely to miss its EBITDA target again and will unlikely be able to cure it in fourteen days.

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

CHINA SHEN ZHOU MINING & RESOURCES, INC.

Date: November 13, 2008	By:	/s/ Xiaojing Yu
Xiaojing Yu, Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2008	By:	/s/ Hu Ye
Hu Ye, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)