Form 10-K
period 2008-12-31
CHINA SHEN ZHOU MINING & RESOURCES, INC.
filed 2009-04-15
CIK 790024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER:  001-33929

CHINA SHEN ZHOU MINING & RESOURCES, INC.
(Name of Small Business Issuer Specified in its Charter)

Nevada	87-0430816
(State of incorporation)	(IRS Employer Identification Number)

No. 166 Fushi Road, Zeyang Tower,
Shijingshan District, Beijing, China 100043
(Address of principal executive offices) (Zip Code)

86-010-8890 6927
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class:	Name of Each Exchange on Which Registered
Common Stock, par value $.001	NYSE Amex

Securities registered under Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes ☐ No ☑

The aggregate market value of the 4,970,914 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was $ 15,161,288 as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $3.05 per share, as reported by NYSE Amex Market (formerly American Stock Exchange).

As of April 14, 2009, there were 22,214,514 shares of common stock of China Shen Zhou Mining & Resources, Inc. outstanding.

TABLE OF CONTENTS

PART I
ITEM 1.	BUSINESS	4
Corporate History		4
Our Industry		5
Current Business Operations		6
Description of Products		6
Sales and Marketing		7
Our Major Customers		7
Competition		8
Business Strategies		8
Expansion of Production Capacity to Meet Demand		8
Exploration Activities		9
Acquire More Mineral Resources		10
Competitive Advantages		10
Government Regulation		10
Employees		11
ITEM 1A.	RISK FACTORS
ITEM 1B.	UNRESOLVED STAFF COMMENTS
ITEM 2.	PROPERTIES	24
General		24
Sumochaganaobao Fluorite Mine (Production Stage)		27
The Kuru-Tegerek Cu-Au Mine (Under Development)		31
Mining Site No. 2 of Qingxing Copper Mine, in production Stage (Qingshan Metal)		34
Keyinbulake Cu-Zn Property in development stage (Xingzhen Mining)		37
Qianzhen Mining		39
ITEM 3.	LEGAL PROCEEDINGS	40
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	40
PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	41
Equity Compensation Plan Information		41

ITEM 6.	SELECTED FINANCIAL DATA	42
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	42
Expansion of Production Capacity to Meet Demand		38
Acquire More Mineral Resources		40

ITEM 8.	FINANCIAL STATEMENTS	54
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	54
ITEM 9A.	CONTROLS AND PROCEDURES	54
ITEM 9B.	OTHER INFORMATION	55
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	55
Involvement in Certain Legal Proceedings		57
Compliance with Section 16(a) of the Securities Exchange Act of 1934		58
Code of Ethics		58
Director Nominees Recommended by Stockholders		58
Board Composition; Audit Committee and Financial Expert		58
ITEM 11.	EXECUTIVE COMPENSATION	59
Outstanding Equity Awards at Fiscal Year-End		59
Director Compensation		59
Retirement, Post-Termination and Change in Control		60
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	60
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	61

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	62
PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	62

PART I

ITEM 1.	BUSINESS

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

AFMG owns all of the registered capital of Inner Mongolia Wulatehouqi Qianzhen Ore Processing Co., Ltd. (“Qianzhen Mining”), a limited liability company organized in the PRC.   Qianzhen Mining holds 68% of the registered capital of Inner Mongolia Xiangzhen Mining Group Co., Ltd., a limited liability company organized in the PRC (“Xiangzhen Mining”), with the remaining 32% of the registered capital of Xiangzhen Mining being held by AFMG, thus effectively making Xiangzhen Mining a wholly-owned subsidiary of AFMG. The percentage of ownership interest in Xiangzhen Mining by AFMG and Qianzhen Mining changed from 67% and 33% in 2006 to 68% and 32% in 2007, respectively, due to additional investment into Xiangzhen Mining by AFMG and Qianzhen Mining. Xiangzhen Mining also holds 100% of the registered capital of Tun-Lin Limited Liability Company (“Tun-Lin”), which is a Kyrgyz Republic registered company, which in turn owns 100% of Kichi Chaarat Closed Stock Company .  Qianzhen Mining owns 60% of Wulatehouqi Qingshan Nonferrous Metal Development Co., Ltd. (“Qingshan Metal”). The other 40% of Qingshan Metal is owned by several individual shareholders. Xiangzhen Mining owns 90% of Xinjiang Buerjin County Xingzhen Mining Co., Ltd. (“Xingzhen Mining”). The other 10% is owned by Xinjiang Tianxiang New Technology Development Co., Ltd.

In December 2007, the company disposed one of its subsidiaries, Tianzhen Mining, an exploration stage company located in Wuqia County, Xinjiang Uygur Autonomous Region.

The table below illustrates the corporate structure of the Company:

Our common stock is listed on the NYSE Amex under the symbol “SHZ.”

Our executive offices are located at No. 166 Fushi Road, Zeyang Tower, Suite 1210 Shijingshan District, Beijing, China 100043. Our telephone number is 86-010-88906927.

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

Fluorite is mainly used by the steel industry as a melting agent and the fluorite chemical industry to manufacture hydrofluoric acid, a widely used raw material for the chemical industry. China produced 3.0  million metric tons of fluorite ore in 2006, 3.85 million metric tons in 2007 and 4.416 million metric tons in 2008.  In 2008, about 87.5% of the annual output was consumed within China and 12.5% was exported, according to the publication of the China Fluorite Conference at Kunming and based on the estimates by China’s Fluorite Industry Association.. In recent years, large exports of fluorite and hydrofluoric acid have depleted fluorite resources in China. In order to protect fluorite reserves, the Chinese government instituted an export quota system in 2001.

Since 2007, the annual production capacity of steel has increased by 5% in China.  Due to the increase of steel production, a capacity to produce aluminum fluoride at 500,000 metric tons had been built up by the end of 2008, which requires 0.75 million metric tons of fluorite powders. As of October 2008, the production capacity of hydrofluoric acid has increased to 1.0 million metric tons per year and 345,000 metric tons are under construction, which requires 2.5 million metric tons and 0.86 million metric tons of fluorite powders respectively. Due to the global financial crisis, however, the actual production is estimated at 60% of its capacity, according to the publication of China’s Inorganic Fluoride Industry Association.

In 2008, 1.75 million metric tons of fluorite powders were consumed by the producers of hydrofluoric acid, 3.44 million metric tons by the producers of aluminum, 1.0 million metric tons by the producers of steel, 0.516 million metric tons by the producers of aluminum fluoride and 0.6 million metric tons by the producers of construction materials in China, according to the publication of China’s Inorganic Fluoride Industry Association

Current Business Operations

Our primary business activity is mining, processing and distributing fluorite ore, zinc, copper, lead, and other mineral products. All of our business is conducted through our China-based subsidiaries. We operate mines in the Inner Mongolia Autonomous Region and Xinjiang Uygur Autonomous Region, which are known for their rich minerals of fluorite, copper, lead and zinc.  Regional human resources of general labor and specialized professional mining teams are available to us at a low cost.  We maintain good relationships with the local governments by providing employment opportunities to the local work force and tax revenues to the government.  We have also achieved stable long term cooperative relationships with several large-scale domestic steel, nonferrous refining and chemical enterprises after years of experience and relationships in the mineral markets.  Such relationships combined with the large resources available on hand provide the Company with a competitive advantage over others in the same industry.

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

  Description of Products

Fluorite :

We extract and process fluorite ores or fluorspar in northern Inner Mongolia. In 2008, we extracted a total amount of 122,000 metric tons of fluorite ores. There are two final products from extraction and processing of fluorites: high grade fluorite ores with a purity of above 75% CaF2 and fluorite powder with a purity of greater than 97% CaF2 The high grade fluorite ores, selected directly from the mined ores, are sold to steel making companies to be used as a melting agent in steel making. The fluorite powder is a key upstream material for the manufacture of fluorine compounds by the fluorine chemical industry.

In 2008, we produced approximately 61,000 metric tons of high grade fluorite ores and sold 24,135 metric tons with total sales of approximately US$2.6 million, accounting for approximately 69% of the revenues of our fluorite business.. We also processed 32,087 metric tons of fluorite ores, produced 17,664 metric tons of fluorite powder and sold 15,243 metric tons for approximately US$ 1.1million, which accounts for approximately 31% of the revenues of our fluorite business.

Nonferrous :

We extract and process zinc, copper and lead ores in the central part of Inner Mongolia and northeastern part of Xinjiang Uyur Autonomous Region. Our final products are zinc concentrate, copper concentrate and lead concentrate which are sold to metallurgical companies which in turn refine them into zinc, copper and lead ingots.

In 2008, we produced zinc concentrate, copper concentrates and concentrate sulfur equivalent to 1,850 metric tons of zinc metal, 120 metric tons of copper metal and 20,342 tons of concentrate sulfur and sold zinc and copper concentrates equivalent to 1,850 metric tons of zinc metal, 145 metric tons of copper metal and 18,147 metric tons of concentrate sulfur, accounting for approximately 43%, 29% and 28%, respectively, of the total revenues of our nonferrous business of approximately $7.1 million.

-Sales and Marketing

We do not have any marketing staff. We have maintained long term and good relationships with our customers, who send their orders directly to us. Our in-house sales staff fill these orders based on our actual production ability and deliver the products to our customers through railways or trucks. We expect these relationships with our customer to continue.

Major Suppliers

During the year 2008, We have no concentrated suppliers. We extract and process zinc, copper and fluorite ores from our mines and purchase fuel and very few raw materials.

Our Major Customers

In 2008, our revenues from our fluorite business and nonferrous metals business were $3.7 million and $3.4 million, respectively.

The following table shows our major customers (5% or more) for our nonferrous business as of December 31, 2008:

Number	Customer	Revenue* ($1,000)	Percentage (%)
1	RuiPeng Mining Ltd	2,185	64%
2	Jinliyuan Trading Ltd	345	10%
3	Hubei Huawei Trading Ltd	217	6%
4	Feishang Nonferrous Metals Ltd	174	5%
5	Shuangli Trading Ltd	173	5%
TOTAL		3,094	90%
*The total revenue from our nonferrous segment is $3.4 million

The following table shows our major customers (5% or more) for our fluorite business as of December 31, 2008:

Number	Customer	Revenue* ($1,000)	Percentage (%)
1	Laiwu Steel Ltd	925	25%
2	Inner Mongolia Huadesanli Trading Ltd	781	21%
3	Handan Hongzhi Substance Ltd	754	20%
4	Ningxia Jinhe Chemistry Ltd	685	19%
5	Zibo Bofeng Fertilizer Ltd	355	10%
TOTAL		3,500	95%

* Total revenue from our fluorite segment is $3.7 million.

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

Our competitors in the zinc, lead and copper concentrates are local mining companies such as Inner Mongolia Wulatehouqi Huogeqi Copper Mine (Huogeqi Mining) and Dongshengmiao Mining Industry Co, Ltd, (Dongshengmiao Mining). Our production volume in zinc, lead and copper concentrates are relatively small compared to these local mining companies. As the demand for non ferrous metal concentrate exceeds the supply, we believe that we should have no difficulty in selling our products.

Competitor	Capacity

Huogeqi Mining	1,000,000 metric tons of extracting and ore processing capacity
Dongshengmiao Mining	600,000 metric tons of extracting and ore processing capacity
Wancheng Trading Co.,Ltd	400,000 metric tons of extracting and ore processing capacity

Business Strategy

Expansion of Production Capacity to Meet Demand

▼ Fluorite

We extracted approximately 122,000 metric tons of fluorite ore in 2008. In early 2006, we began a project at Xiangzhen Mining to produce 300,000 metric tons of fluorite ore, and the project was completed in November 2007. Initially at the newly expanded mine, we expect to extract 80,000 metric tons of fluorite ore and process them into 40,000 metric tons of fluorite lump and 40,000 metric tons of fluorite powder in 2009. From 2010 onwards, we expect to expand our extraction capacity to full capacity of 300,000 metric tons of fluorite ore per year.

We produced approximately 6,750 metric tons of fluorite powder in 2008. In early 2006, at our mine site, we started to build a plant with an annual processing capacity of 200,000 metric tons of fluorite ore. The new plant remained in trial production in 2008 and we have been engaged in solving certain technological problems related to the plant’s water supply. We expect to solve the plant’s technological problems and produce 40,000 metric tons of fluorite powder in 2009. After reaching its full capacity, we expect to produce approximately 100,000 metric tons of refined fluorite powder per year.

▼ Zinc, Copper and Lead

Due to supply issues in non-ferrous ores, Qianzhen did not produce any non-ferrous concentrates during the first six months of 2008. Taking advantage of the rapidly increasing price of concentrate sulphur, the Company changed to produce concentrate sulphur by utilizing accumulated sulphur-bearing tailings, in order to mitigate the impact of the supply issues on the Company’s production. The Company treated 77,463 metric tons of sulphur-bearing tailings and produced 18,000 metric tons of concentrate sulphur in 2008. No production is planned at Qianzhen Mining in 2009 due to the low grade of the ores supplied by Qingshan Metal and low price of copper. During this shutdown period, Qianzhen will look actively for partners with the help of the local governments and for opportunities to re-start production.

In July 2006, Xingzhen Mining began a project at Keyinbulake Multi-Metal Mine in Buerjin County, Aletai Zone, Xinjiang Uygur Autonomous Region. The project has a mining and processing capacity of 200,000 metric tons of mineralized zinc-copper material per year. It went into trial production at the end of the second quarter of 2008 and produced 1,850 metric tons of zinc concentrates and 108 metric tons of copper concentrates in 2008. In 2009, with the lower price of zinc and copper, the Company will produce 30,000 metric tons of zinc oxide ore and sell directly without further processing, and process 70,000 metric tons of ore to produce 8,700 metric tons of zinc concentrate, and 1,900 metric tons of copper concentrate if we have satifactory test results for high grade ore dressing or the prices of copper and zinc do not continue to fall.

In November 2007, we completed the acquisition of Tun-Lin Co. Ltd, a company that exists under the law of the Republic of Kyrgyzstan, which owns 100% of the equity in Kichi Chaarat, whose major asset is the subsoil use right for (i) mining for gold, copper and other metals within the Kuru-Tegerek licensed area; and (ii) exploration for gold, copper and other metals within the Kuru-Tegerek licensed area. The purpose of the acquisition was to enable the Company to explore, develop and mine the potential reserves of the Kuru-Tegerek licensed area. On July 2008, the development plan for the Kichi Chaarat deposit was approved by local authority and we plan to complete the construction of a mining facility in three years.

Exploration Activities

ü         Keyinbulake Cu-Zn Mine

Following the exploration in 2008, further exploration activities are planned in 2009 in the southern and northern parts of Keyinbulake Cu-Zn Mine. The exploration details are scheduled as follows:

Table 1-3: Exploration Program for Keyinbulake Property

Item	Method	Unit	Quantity
Geophysical	Surface scanning	km [2]	2
Drilling	four medium/deep holes	m	3500
Trenching	-	m [3]	5000
Assaying	Sampling and test	-	-

The exploration activities listed above will be completed by a Geophysical Prospecting Team of Xinjiang Nonferrous Geophysical Prospecting Bureau at the end of August 2009 with a total budget of approximately $0.58 million, which will be funded by a shareholder (natural person) of Xingzhen Mining.

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

The Guidance to Businesses by Foreign Investments revised in 2007 by the Chinese government no longer allows foreign investments into the fields of exploration, development and mining of fluorite in China. The policy is intended to protect Chinese businesses.

Our operating subsidiaries in China have been authorized by land and resources departments of local governments. Chinese regulations require that mining enterprises procure an exploration or mining license from the land and resource department of local governments before they can carry out exploration or mining activities. This license ensures that an enterprise follow proper procedures in its own exploring or mining activities and in selling its products to customers. We have secured the necessary exploration or mining licenses from local governments. Most of our mining companies possess exploration or mining licenses and some of them are applying for mining licenses after exploration.

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

Employees

As of December 31, 2008, we employed 351 full-time employees, of whom approximately 2.6% are with our Beijing Representative Office, 20.8% are with Qianzhen Mining, 60.7% are with Xiangzhen Mining, 5.1% are with Tun-Lin Co. (gold and copper project in Kyrgyz), 2.3% are with Qingshan Metal (copper and zinc ore mining) and 8.5% are with Xingzhen Mining (holding exploration rights of copper ore and zinc ore). Approximately 26.5% of our employees are management personnel, and 6% are sales and procurement staff. In terms of education level, approximately 20% of our employees have a college degree or higher.

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

Our employees in China participate in a state pension arrangement organized by Chinese municipal and provincial governments. We are required to contribute to the arrangement at the rate of 20% of the average monthly salary. In addition, we are required by Chinese law to cover employees in China with other types of social insurance. Our total contribution may amount to 30% of the average monthly salary. We have purchased social insurance for all of our employees. Expense related to social insurance was approximately $107,523 for fiscal year 2008.

Risk Factors

CAUTIONARY STATEMENT REGARDING FORWARD - LOOKING INFORMATION AND CERTAIN IMPORTANT FACTORS

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

Risks Related to Our Business

We risk defaults under our convertible debt.

We entered into the Second Supplemental Indenture dated September 28, 2007 with the Bank of New York (the “Trustee”), which amended an Indenture dated December 27, 2006 under which our 6.75% Senior Convertible Notes Due 2012 initially purchased by Citadel Equity Fund Ltd were issued. Under the Second Supplemental Indenture, the Company covenants to achieve certain quarterly EBITDA targets for 2008 and 2009. If the Company fails to achieve such quarterly targets and does not cure it within fourteen days after it receives a written notice of default from the Trustee or the Convertible Notes Holders, such failure will constitute a default. The Company did not achieve the targets for the four fiscal quarters of 2008. So far, neither the Trustee nor the Convertible Note Holders have sent a written notice of default to the Company. However, the Trustee or the Convertible Note Holders could send a written notice of default any time in the future when the Company misses its quarterly target. The Company believes that it is very likely to miss its EBITDA target again and will unlikely be able to cure it within fourteen days.

Disruptions in the capital and credit markets related to the current national and worldwide financial crisis, which may continue indefinitely or intensify, could adversely affect our results of operations, cash flows and financial condition, or those of our customers and suppliers.

The current disruptions in the capital and credit markets may continue indefinitely or intensify, and adversely impact our results of operations, cash flows and financial condition, or those of our customers and suppliers. Disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed to conduct or expand our businesses or conduct acquisitions or make other discretionary investments, as well as our ability to effectively hedge our currency or interest rate. Such disruptions may also adversely impact the capital needs of our customers and suppliers, which, in turn, could adversely affect our results of operations, cash flows and financial condition.

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

There is certain risk for the company to maintain listing on NYSE Amex.

The company is currently listed on NYSE Amex. To maintain the listing on Amex, the company shall meet the continual listing standards required by the Amex, which include but not limited to financial criteria. If a company falls below any criteria, the Amex will notify the company and review the appropriateness of continued listing. Once notified, the company shall submit a plan to return to compliance. If the Amex accepts the plan, it will monitor the company's performance throughout the plan period.  If the company fails to achieve stated goals in a timely manner, the Amex will move to remove it from the listing. Therefore, the company faces the risk of delisting if it is not able to comply with the continual listing standards of Amex.

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

Certain political and economic considerations relating to the PRC could adversely affect us.

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

The recent nature and uncertain application of many PRC laws applicable to us create an uncertain environment for business operations and they could have a negative effect on us.

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

Certain political and economic considerations relating to the Kyrgyzstan could adversely affect us.

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

The recent nature and uncertain application of man y Kyrgyzstan laws applicable to us creates an uncertain environment for business operations and they could have a negative effect on us.

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

We currently have approximately 642 shareholders. But the trading volume has been low. A viable public trading market may not develop for our shares or may take a period of time to develop. Such a market, if it does develop, could be subject to extreme price and volume fluctuations. In the absence of an active trading market:

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

Our officers, directors and principal stockholders (greater than 5% stockholders) together currently own an aggregate of approximately 79.33% of our outstanding Common Stock on a fully diluted basis. Consequently, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change of control of us and might affect the market price of our Common Stock, even when a change of control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

Our investors may lose their entire investment in our securities.

An investment in our securities is highly speculative and may result in the loss of the entire investment. Only potential investors who are experienced investors in high risk investments and who can afford to lose their entire investment should consider an investment in our securities.

ITEM 2.     DESCRIPTION OF PROPERTY

General

As of December 31, 2008, China Shen Zhou Mining & Resources Inc. owns two properties in the production in the Inner Mongolia Autonomous Region, the Peoples’ Republic of China (“PRC”), and two properties under development, one in Xinjiang Uygur Autonomous Region in the PRC and the other in Kyrgyz Republic.

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

Figure 2-1: China Shen Zhou’s Properties in China

Figure 2-2: China Shen Zhou’s Property in Kyrgyzstan

China Shen Zhou Mining & Resources Inc. holds four mining licenses and three exploration licenses at December 31 of 2008. The licenses are:

-Mining license of Sumochaganaobao Fluorite Mine, Siziwangqi, Inner Mongolia, PRC;
-Mining license of Mining Site No. 2 of Qingxing Copper Mine, Wulatehouqi, Inner Mongolia, PRC;
-Mining license of Keyinbulake Cu-Zn Mine in Buerjin County, Xinjiang Uygur Autonomous Region, PRC;
-Mining license of Kuru-Tegerek Cu-Au Mine in Kyrgyz Republic;

-Exploration license of Southern Part of Keyinbulake Zn Mine in Xinjiang Uygur Autonomous Region of the PRC;
-Exploration license of Northern Part of Keyinbulake Zn Mine in Xinjiang Uygur Autonomous Region of the PRC;
-Exploration license of Kuru-Tegerek Cu-Au Property in the region of Kuru-Tegerek, Kyrgyz Republic

Tables 2-1/2 present detailed information about the licenses.

Table 2-1: 4 Mining Licenses Held by the Company

Property	Sumochaganaobao fluorite deposit (between prospecting line 21-04)	Mining Site No. 2 of Qingxing Copper Mine (Tanyaokou Multi- metal Mine )
License Number	1500000820156	1500000820421
Owner	Inner Mongolia Xiangzhen Minin g Group Ltd.	Qingshan Nonferrous Metal Development Co Ltd.
Validated period	April 2008 to March 2011	September 2008 to September 2011
Area	0.9088 km2	0.6495km2
Mining mode	Underground mining	Underground mining
Mining scale	150,000 metric tons/annum	100,000 metric tons/ annum
Ore types	Fluorite	Copper, Zinc and sulfur
Mining Level	1075m-497m	1455m-855m

Property	Keyinbulake Cu-Zn Multi-metal Mine	Kuru-Tegerek deposit (Tun Lin)
License Number	6500000712980	8063-3300- AO( ИУ ) 21984940
Owner	Buerjin County Xingzhen Mining.	Kichi Chaarat CJSC
Validated period	August 2007.to August 2013	July 22, 2008 to December 31, 2021
Area	1.955km2	105 hectares (h)
Mining mode	Underground mining	-
Mining scale	21,000 metric tons/ annum	-
Ore types	Copper and zinc	Gold, silver and copper
Mining Level	1420m-1516m	-

Table 2-2: 2 Exploration licenses held by the Company

Property	Kuru-Tegeret Region (Kichi- Chaarat CJSC)	Southern /Northern Region of Keyinbulake Zn Mine (2 licenses)
License Number	8063-3300- AO( ИУ ) 21984940	650000061272/3
Owner	Kichi-Chaarat CJSC	Xingzhen Mining
Validated period	May 2005 to December 2009	February 2007 to February. 2009
Area	39,500 hectares (h)	13.37km 2 /12.06 km [2]

There are two types of mineral rights in China: exploration right and mining right. Exploration right is the right for exploring mineral resources within the areas authorized by the exploration license.  Mining right is the right for exploitation of mineral resources and production of mineral products. According to Chinese law, an exploration license is valid for 3 years and shall not be extended beyond   two additional periods and each no more than two years . 10, 20 and 30 years are the periods of time for mining licenses for small, medium and large deposits or mine s respectively . The mining license can be extended in scope or periods of time if the company intends to continue to operate . Application for extension needs to be submitted at least 30 days before the expiration date

Sumochaganaobao Fluorite Mine in Production Stage (Xiangzhen Mining)

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

Figure 2-3: Sumochaganaobao Fluorite Mine

Mining Licenses

Inner Mongolia Xiangzhen Mining Group Co Ltd. (Xiangzhen Mining) holds the mining licenses of the area between prospecting line 21 and 04 of Sumochaganaobao Fluorite Deposit. The mining license Number is 1500000820156, issued by the Bureau of Land and Resources in April 2008, Wulanchabu City, Inner Mongolia and expired in March 2011.

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

Since 2002, the underground mining has been conducted by Xiangzhen Mining. Initially, the mining capacity was 80, 000 metric tons per year with a concentrator (about 45km southeast of the mine) with an annual processing capacity of 60,000 metric tons. In April 2006, the Company started an expansion. The new mining capacity designed is 300,000 metric tons per year and the treatment capacity is 200,000 metric tons per year from a concentrator located near the fluorite mine .. At the end of 2007 when the expanding construction had basically been completed and commissioning started. The Company invested USD$2,895,380 in underground expansion and USD$7,760,300 in the new concentrator.

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

Mining Method: Short-hole shrinkage stopping method with the mining loss at 25% and dilution at 10% and comprehensive recovery rate of ore at 75%.

Major equipment in the mine is as follows:

Name	Type	Qty (set)	Life of Service (year)	Notes
Hoisters	Ф2M	3	20
Rock loaders	Z-20W	6	20
Compressors	20M [3]	4	20	Power driven
Electric Locomotives		6	20
Ventilators		4	20
Transformers		5
Pumps		6

Ore Processing :

The newly established concentrator has an annual treatment capacity of 200,000 metric tons. The process consists of two-stage closed crushing with primary and secondary grindings, rough flotation, scavenging, eight steps of cleaning, dehydrating (thickening, filtrating and drying), and final packaging for delivery. The major facilities include a ball mill workshop, a flotation ore processing plant, a press and filtration workshop, concentrate pools, tailings houses, a lab, electronic scales, water supply wells, power supply lines and offices, etc. The major equipment is as follows:

No.	Equipment	Unit	Qty	Life of Service	Notes
1	Linear vibrating feeder, XSW380x95	set	1	20 years	New
2	Jaw-type crusher, PE-500 × 500	set	1	20 years	New
3	Standard cone crusher, 36AF	set	1	20 years	New
4	Vibrating screen, 2YAH1800 × 4800	set	1	20 years	New
5	Overflow ball mill, MQY2700x4500	set	1	20 years	New
6	Twin spiral classifiers, FLGT24	set	1	20 years	New
7	Overflow ball mill, MQY1830x5700	set	1	20 years	New
8	Flotation machines, SF-8	set	34	20 years	New
9	Thickeners, NZSG-12	set	1	20 years	New
10	High efficiency thickeners, Φ 18	set	1	20 years	New
11	Ceramic filter, TC-45	set	1	20 years	New
12	Rotary dryer, SD2422	set	1	20 years	New
13	Air heater, EFL500	set	1	20 years	New
14	Packing machine, BG-4WY	set	1	20 years	New

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

Mineralized Materials

In March 2007, the Bureau of Land and Resource of Wulanchabu City commissioned the Land-resources Institute of Inner Mongolia to verify the mineralized material in the Mining License area .  The Institute submitted “the Verification Report of Resources/Reserve between Prospecting line 21 and 04, of Sumochaganaobao Fluorite Deposit in Siziwangqi, Inner Mongolia.”  The “Consulting Center of the China Mining Association” had reviewed and assessed the verification report and recognized the mineralized material statement in the report, and the indicated mineralized materials were confirmed as 5.051 million metric tons of fluorite with the average grade of 57.58%. In 2008, we exacted a total amount of 122,000 metric tons of fluorite ore, which consumed 163,000 metric tons of the indicated mineralized materials. As of December 31, 2008, there are 4.888 million metric tons of retained mineralized materials.

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

Products and Output:

The mine produces fluorite ores which are classified into two commodities, one being high grade fluorite lump and the second being fluorite powders processed in concentrator. The following table lists the products and output and the average prices in past three years:

Table 2-3: The Output and Price of Products of 2006-2008, Xiangzhen Mining, Ltd .

Year	Product	Output (t)	Average Price per Year (USD$/t)
2006	Fluorite lump	50,839.44	71.50
	Fluorite concentrate	14,791.02	111.16
2007	Fluorite lump	52,523.96	84.62
	Fluorite concentrate	22,447.23	144.13
2008	Fluorite lump	24,135.33	106.54
	Fluorite concentrate	6,747.16	167.91

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

Figure 2-4:  The Kuru-Tegerek Region

Mining and Exploration Licenses

Kichi Chaarat CJS Company currently holds two licenses: one mining license No. 8063-3300- AO( ИУ ) 21984940 covering 105 hectares (h) over the Kuru-Tegerek area, which was issued by the Ministry of Land and Mine of Kyrgyzstan and expired in December 31, 2021, and an exploration license No. 8063-3300- AO( ИУ ) 21984940 covering 39,500 hectares (h) of the area of the eastern slope of the Sandal mountain range including the Kuru-Tegerek mountain, which was issued by the Ministry of Land and Mine of Kyrgyzstan and will expire in December 31, 2009.

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

In 2007, the Company entrusted Kyrgyz Avista Geology Team to conduct geological work in the 20 km 2 area around the deposit, which had discovered a good clue for gold mine.

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

The mineralized bodies occur mostly lense-like with thickness generally varying from 10 to 50 meters, and the dips of the shoots vary from 45° to 60° .

The main minerals are: chalcopyrite, pyrrhotite, magnetite, pyrite, and native gold. More rarely present: covelite, chalcocite, molybdenite, arsenopyrite, cobaltite, sphalerite, bismuthinite, and minerals of platinum.

Mineralized Materials/Reserves

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

In July 2008, based on this feasibility study for the Kuru-Tegerek deposit of the upper part of the deposit (layers of the oxide ore for open pit mining), the mining program designed was completed by Ken-Too Design Institute. With a gold price $550 USD/oz, copper $5,000 USD/t, and economic cutoff grade 2g/t, the proven recoverable reserves was confirmed as 4.5022 million metric tons (excluding mining losses) with an average copper grade 1.00% and gold 2.79g/t.

It is obvious that this reserve is only a small portion (which can be extracted by open pit mining) of the whole deposit where the total mineralized materials is 172.66 million metric tons with the average grade of copper at 0.60% and gold at 0.56g/t.

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

The coordinates are E 106º45′15″-106º45’45”, N 47º57′14” - 40º57′45” 。

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

The strata occur as monocline which strikes southwest and dips to northwest at 30-89 ° . All faults were formed after the metallic mineralization that re-constructed the mineralized -bodies.

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

Drainage system: Adit development has the conditions of underground water naturally discharged from waterway in adits.

Mining Method: Short-hole shrinkage stopping method with the mining loss at 25% and dilution at 15% and comprehensive recovery rate at 80%.

Major equipment in the mine is as follows:

Name	Type	Qty (set)	Life of Service (year)	Notes
Hoisters	Ф 2M	2	20
Rock loaders	Z-20W	3	20
Compressors	20M [3]	2	20	Power driven
Electric Locomotives		3	20
Ventilators		4	20
Transformers		5	20

Power and Water Supply

There is a 10 KV power supply line for mining production. Water is supplied by a special water pipe line from the He Tao Plain about 5 kilometers to the south of the Mining Ares.

Mineralized Materials

In January 2007, Wulatehouqi Qingshan Non-ferrous Metals entrusted No.3 Geological Exploration Institute of China Metallurgy Geological Bureau to conduct the supplementary geological survey on the “Tanyaokou Multi-Metal Zinc-copper Mine”, between prospecting line 42-58. The final supplementary geological survey was reported in May 2007, which confirmed the mineralized materials and category within the mining area. As of April 30, 2007, the total retained indicated mineralized materials is 1.81 million metric tons with the average grade at 0.6%. Our plan for 2008 was to carry out exploration and prepare for mining in the first half of the year, and start mining in the second half of the year and then supply ores to Qianzhen. Due to the decrease in the price of copper, Qingshan did not move on to mining in 2008.

Potential for Further Exploration

In the mining process, two mining tunnels in 1 ,390m level and in 1,350m level intercepted Cu-2 mineralized body which improves the control degree and has increased the resources of Cu-2 mineralized body from 0.0286 million metric tons to 1.3778 million metric tons. Our geological consultant believes that if further exploration is conducted in the future, more minerals could be defined. Drilling will upgrade some of the mineralized materials to Category C (332). Underground exploration (associated with mining operation) should upgrade the mineralized material categories, and explore the extension deeply. In 2008, 865 meters of exploration was completed.

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

Location and Traffic

Keyinbulake Multi-Metal Property is located in Buerjin County, Aletai, Xinjiang Uygur Autonomous Region. The coordinates are E 87º17′30″-87º9’30”, N 47º58′30” - 47º59′45”, and the area is in 3.59 km 2 . It is 65 kilometers west-north of Aletai city, and 60 kilometers east-north of Buerjin County, and 26 km east-north of Dulaiti town. With the highway from Aletai city to Dulaiti Town passing through the property, it is conveniently accessible. Figure 2-6 is the index map of the Keyinbulake Multi-Metal Property ..

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

In April 2007, the Company began to build a concentrator in the mining area with a daily processing capacity of 600 metric tons (200,000 metric ton/annually). Such a concentrator started to be put into a trial operation in May 2008.

Ore Processing :

The process of concentrator consists of two-stage closed crushing with one stage grindings, flotation of copper primary and zinc secondary, scavenging, two steps of dehydrating (thickening and filtrating). The final products are copper concentrates and zinc concentrates. The major equipment is as follows:

No.	Equipment	Type	Unit	Qty
1	Vibrating feeder	ZSW380X95I	Set	1
2	Jaw-type crusher,	PE-500X750	set	1
3	Belt conveyor No.1	8063 a=15 º v=1.60m/s Lh=53.393m	set	1
4	Cone crusher	H-36AFJ1-3	set	1
5	Belt conveyor No.2	8063 a=15.96 º v=1.60m/s Lh=47.393m	set	1
6	Electric drive rolling drum	JWD2220-160-8063	set	1
7	Heavy magnetic vibration- actuated feeder	DZ-C-80160	set	1
8	Circular vibrating screen	2YA1542( Over screen 40mm,Below screen 15mm)	set	34
9	Belt conveyor No.3	B=650 Lh=36.85m a=16 º	set	1
10	Belt conveyor No.4	B=650 Lh=20.713m a=15 º	set	1
11	Wet grate discharge ball mill	MQG2700 × 3600	set	1
12	Sinking win-spiral classifiers	2FC-20	set	1
13	Flotation machines	SF-4 scraper YIOOL-6 P=1.5KW	set	16
14	Flotation machines	SF-2.8 scraper YIOOL-6 P=1.5KW	set	7
15	Flotation machines	SF-1.2 scraper Y90S-4 P=1.1KW	set	7
16	Horizontal slurry pump	ZBG(P)-458B(P) P=75kw n=1480r/min H=74m	set	2
17	Upright slurry pump	65Q-LPR	set	2
18	Center drive thickeners	NZ-9	set	1
19	Center drive thickeners	NZ-12	set	1
20	Ceramic filter	TT-6 P=13kw	set	1
21	Ceramic filter	TT-8 P=13kw	set	1

All equipment is brand new and their lives of service are 20 years.

Power and Water Supply

There is a 35Kv high voltage power line from the Buerjin Power Station to the mining area. The Company has built the power line itself.

Three wells 4km away from the mining area provide production and drinking water.

Mineralized Materials

Earth-Physics Exploration Brigade of Xinjiang Non-ferrous Geological Exploration Bureau completed the Geological Evaluation between May 2002 and July 2006, and the survey was reported on August 31, 2006. The Technology Commission examined and approved this survey report on September 5, 2006.

In June 2007, the No.3 Geological Prospecting Institute of China Metallurgical Geological Bureau conducted a supplementary survey on the Keyinbulake property. In December 2007, it presented the final supplementary prospecting report confirming relevant mineralized materials within the mining property. In this report, the total indicated mineralized materials included 0.6035 million metric tons with an average grade of copper at 0.68% and zinc at 4.19%.

Qianzhen Mining

Qianzhen Mining owns a concentrator with an annual treatment capacity of 200,000 metric tons. The process of concentrator includes two-stage closed crushing with primary and secondary grindings, roughing flotation, scavenging, three steps of cleaning, thickening, filtrating and drying. The major facilities of concentrator include a ball mill workshop, a flotation ore processing plant, a filtration workshop, concentrate pools, dams, a laboratory, electronic scales, water supply wells, power supply lines and offices, etc. The major equipment consists of ball mills (3 sets, 2.1mx3m and 1.5mx3m), 4m³ fl otation machines (24 sets), 2m³flotation machines (12 sets),Φ12m thickeners(1 set), classifiers (2 sets, 1.5mx10m), 20m² filters, pumps, power transformers and power distribution panels and so on.   In 2005, Qianzhen Mining invested approximately $750,000 to modernize the processing production line to increase its yearly capacity to approximately 200,000 metric tons. The current equipment is new.

Qianzhen Mining conducts the operation by purchasing zinc, copper and/or lead ore from Qingshan Nonferrous Metal or other suppliers. The final products are in bulk. The transportation means for the products is truck. Table 2-4 shows the annual output and the concentrate’s average price of Qianzhen Mining in past three year.

Table 2-4: Annual treatment & concentrate average price in last three years of Qianzhen Mining

Year	Product	Treatment (t)	Concentrate (t)	Average Metal Price per Year (USD $/t)
2006	Zn concentrate	129,548	13,959.16	2,363.65
	Pb concentrate		12,19.77	1,205.54
	Zn concentrate	66,270	5,582.5	2,628.55
2007	Pb concentrate		777.21	2,231.13
	Cu concentrate	29,512	402.27	7,130.13
2008	Cu concentrate	5,420	36.83	7,006.98
	Concentrate sulphur	77,463	18,146.70	54.53
				(Average price of concentrate)

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

The shares of our common stock have been traded on the NYSE AMEX (formerly American Stock Exchange) under the trading symbol “SHZ” since January 31, 2008. Before the listing on the NYSE AMEX, the shares of our common stock were quoted on the OTC Bulletin Board. The following table sets forth the quarterly average high and low bid prices per share for the common stock for the past two years:

Year ending December 31, 2009	High		Low
First Quarter		$0.54		$0.25
Second Quarter (until April 13)		$0.59		$0.44
Third Quarter	$		$
Fourth Quarter	$		$

Year ending December 31, 2008	High	Low
First Quarter	$9.85	$2.5
Second Quarter	$6.47	$3.05
Third Quarter	$3.00	$0.90
Fourth Quarter	$1.00	$0.30

Year ending December 31, 2007	High	Low
First Quarter	$4.75	$3.11
Second Quarter	$4.75	$2.25
Third Quarter	$3.70	$2.25
Fourth Quarter	$3.50	$2.40

Holders. As of March 30, 2009, we had 642 holders of record of our common stock. Our common stock had a closing bid price of $0.59 per share on April 13, 2009.

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

Securities Authorized for Issuance Under Equity Compensation Plans. As of the fiscal year ended December 31, 2008, we have no shares of our common stock or preferred stock that are issuable under compensation plans approved by our security holders.

Recent Sales of Unregistered Securities. None.

Equity Compensation Plan Information

As of December 31, 2008, the Company has no equity compensation plan nor any shares reserved for the issuance of compensation options or other stock awards to its employees or directors.

ITEM 6.	SELECTED FINANCIAL DATA.

Not required.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this item. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbour” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Annual Report on Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

▼ Fluorite

In early 2006, we started a 300,000 metric ton fluorite ore project at Xiangzhen Mining, which was completed in November 2007. We extracted approximately 109,000 metric tons of fluorite ores in 2007.

In early 2006, we started to build a 200,000 metric ton/year fluorite ore processing plant at the mine site. The new processing plant was  constructed and went into trial production in November 2007. We produced approximately 22,400 metric tons of refined fluorite powder in 2007.

2008 is the first year of operation and production after the mining capacity of 300,000 tons per year and the processing capacity of 200,000 tons per year were built up.  During 2008, mining continued, but processing did not operate as planned.  We are planning to start full-scaled production at an appropriate time in 2009.

In 2008, 122,000 tons of fluorite ore were extracted, and a tunnel of 2,802 meters was excavated. 6,700 tons of refined powder were produced, and 6,746 tons of refined powder were sold.

We did not reach our projected targets for 2008 for the following reasons.  First, the quality of water supply failed to meet processing requirements.  Impurity contents over technological specifications in the water supply were not identified at the experimental stage and have caused problems to production.  Second, as a new system was put into production, time for personnel, procedures and technological specifications to adapt or readjust in order to run stably is required.

Due to the difficulties in processing, mining stopped in August 2008 in order to mitigate undue accumulation of fluorite ores.

As a result of further trials and technological readjustment, production was improved.  We have identified a new water source for processing.  The new water source, which was previously our drinking water source, possesses the water quality needs of production.  We have appointed Beijing Research Institute of Mining & Metallurgy, a reputed and influential organization in mining and processing experiments and testing, to conduct experiments, which have produced good results.  Construction of the new water source is expected to be completed in May 2009.

We are planning to sell the large inventory of fluorite ore and earn cash flow in order to maintain the fluorite operation and prepare for full-scaled production.

Subject to purchase orders and weather conditions, we plan to start processing in April 2009, and begin mining in the tunnel after June 2009.  We plan to produce refined fluorite powder of 40,000 tons, extract fluorite ore of 80,000 tons, and process fluorite ore of 85,000 tons.  In addition, we plan to sell fluorite lump rock of 40,000 tons and refined powder of 40,000 tons.

▼Zinc, Copper and Lead

Qianzhen Mining

Before 2008, Qianzhen Mining processed ores supplied by local mining companies.  By the end of 2007, the supplier contracts expired.  It was planned that Qianzhen Mining processed and produced sulfur concentrate in the first half of the year, and processed copper ore to be supplied by Qingshan Metal in the second half of the year.  Production of sulfur concentrate continued until July when the price of sulfur concentrate dropped to RMB150 per ton from RMB400 per ton, and Qianzhen ceased production due to the lowered margin.  In 2008, Qianzhen Mining sold sulfur concentrate of 18,000 tons.

No production is planned at Qianzhen Mining in 2009 due to the low grade of the ores supplied by Qingshan Metal and low copper price.  During this shutdown period, Qianzhen will look actively for partners with the help of the local governments and for opportunities of re-starting production.

Qingshan Metal

In 2007, Qingshan Metal extracted 59,000 metric tons of copper ores and processed copper concentrate equivalent to 71 metric tons of copper metal and supplied an additional 35,000 metric tons of copper ore to Qianzhen Mining. In the third quarter of 2007, Qingshan Metal stopped its processing operation and began to supply Qianzhen copper ore for its processing operation.

The plan for 2008 was to carry out exploration and prepare for mining in the first half of the year, begin mining in the second half of the year and supply ores to Qianzhen.  Due to the decrease in the price of copper, however, Qingshan completed exploration only and did not begin mining.  In 2008, 865 meters of drilling in exploration was completed.

No production is planned in 2009 at Qingshan due to market conditions and the low grade of copper ore supplied.  We will consider re-starting its operation when we see fit to do so and copper prices change more favorably.

Xingzhen Mining

In July 2006, Xingzhen Mining started to build a 200,000 metric ton/year zinc-copper ore mining and processing project at Keyinbulake Multi-Metal Mine in Buerjin County, Aletai Region, Xinjiang Uygur Autonomous Region.

On April 28, 2008, Xingzhen completed a successful testing at its first trial, then went into production.  In parallel with processing, Xingzhen did exploration in the area.  In September 2008, Xingzhen stopped operations due to a price decrease of non-ferrous metals.  In 2009, we plan to start processing and complete more exploration.

In 2008, Xingzhen extracted ores of 86,000 tons, excavated tunnels of 2,196 meters, processed ores of 51,400 tons, and produced refined zinc of 1,850 tons and refined copper of 108.5 tons.  Xingzhen sold refined zinc of 1,850 tons and refined copper of 108.5 tons.

Xingzhen did not reach projected targets in 2008 for the following reasons.  First, Xingzhen’s location experienced power shortages from May 2008 through August 2008.  During this time, production was intermittent, with one or two shift at work at one time within a day. In September 2008, the local power supplier increased its capability of supply, and Xingzhen was able to undergo normal production.  Second, Xingzhen stopped operation on October 15, 2008 due to inclement weather, large price decreases of non-ferrous metals and the low grade of ores available to Xingzhen (copper grade: 0.33%; zinc grade: 4.33%).

In 2009,Xingzhen plans to begin full production of mining, processing and prospecting, The main products will be zinc concentrate, copper concentrate, and zinc oxide ore (in the mining area there is a part of high-grade zinc oxide ores, which can be sold with no processing). As weather conditions permit, we plan to start production in May 2009. In 2009, because of the grades of ores for processing are different with those in 2008 (zinc and copper grades are higher), it is necessary to carry out the ore dressing tests in March and April before we start the concentrator to confirm the key technical process and targets of production. In 2009, we plan to produce 30,000 metric tons of zinc oxide ore and to process 70,000 metric tons of ore to produce 8,700 metric tons of zinc concentrate, 1,900 metric tons of copper concentrate.

We may adjust production plans if we have unsatisfactory test results, or the prices of non-ferrous metals of copper and zinc continue to fall.

In 2009, we will continue the prospecting work in the mining area, and the details are as follows:

Methods of work: our major work is to carry out the drilling work (including underground drilling in the tunnel), geophysical exploration, trenches and other geological work.

Work area: our work will focus on revealing the four favorable regional parts at the sites in the northern zone of lines 2-11, the southern zone of lines 5-19, the Southeast zone of lines 25-39 and other related geophysical, trenching, drilling work.

Workload: Drilling: 3500 meters (including four medium/deep holes: 400 meters per hole; excluding underground drilling work); Trenching: 5000 cubic meters; Geophysical Surface scanning:2 square kilometers; and work to be timely adjusted according to the changes of the actual situations.

Estimated cost: $0.58 million to be invested by a shareholder (natural person) of Xingzhen Mining.

Kichi Chaarat Copper and Gold Mine

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

In 2008, we planned exploration and mining construction, but did not carry out the plan because it was not approved by the Kyrgyz government.  The plan was approved officially by the end of July 2008, and the mining license was renewed to be valid until the end of December 2021.  Exploration was subcontracted to a local geological organization, which terminated the contract in the middle and made it impossible for the budget work to be completed.

The development will be in two stages.  During the first stage, we plan to extract the upper oxide ore by means of open pit mining, of which the developing plan has been approved by the local government and its designed capacity is 0.5million metric tons per year with the recoverable reserves of 4.5022 million metric tons, an average copper grade of 1.00% and gold of 2.79g/t.

We plan to begin a full-scaled operation in 2009 and within 3 years, to complete construction.

Kichi Chaarat Copper and Gold Mine is a mine of relatively large size.  We believe that it has significant potential values and requires investments.  To speed up development, we have been looking for strategic opportunities and partners.

Exploration Activities

Keyinbulake Cu-Zn Mine

Following the exploration in 2008, further exploration activities are planned in 2009 in the southern and northern parts of Keyinbulake Cu-Zn Mine. The exploration details are scheduled as follows:

Table1-3: Exploration Program for Keyinbulake Property

Item	Method	Unit	Quantity
Geophysical	Surface scanning	km [2]	2
Drilling	four medium/deep holes	m	3500
Trenching	-	m [3]	5000
Assaying	Sampling and test	-	-

The abovementioned exploration activities shall be completed by a Geophysical Prospecting Team of Xinjiang Nonferrous Geophysical Prospecting Bureau at the end of August 2009 with a total budget of approximately $0.58 million, which will be funded by a shareholder (natural person) of Xingzhen Mining.

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

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2008 AS COMPARED TO YEAR ENDED DECEMBER 31, 2007

Selected information from the Consolidated Statements of Operations

	For the years ended December 31,
	2008	2007
	(in thousands)	(in thousands)

Net revenue	$7,137	$14,351
Gross profit	1,307	6,507
- Gross profit margin	18%	45%
General and administrative expenses	9,252	6,741
Interest expenses	2,744	3,962
Net income (loss)	$(12,149)	$(2,646)

REVENUES. Net revenues for the year ended December 31, 2008 were $7.14 million, representing a $7.21 million or 50% decrease as compared to 2007. The decrease in net revenues is mainly attributable to Qianzhen Mining, whose zinc processing operations were materially impacted by a shortage of ore supplies and sharp decrease of the price of metals, which resulted in a reduction of revenue of 83% or approximately $5.83 million as compared to 2007. Net revenue from Xiangzhen Mining’s fluorite products decreased 44% to $3.7 million as compared to 2007 due to the trial operation of the newly completed fluorite processing plant of Xiangzhen.

Due to the fluctuating price of sulphur concentrate, the Company produced sulphur concentrate in Qianzhen Mining by utilizing accumulated sulphur-bearing tailings, in order to mitigate the impact of the supply issues on the Company’s production in the third quarter.

Net revenue from Xingzhen Mining’s zinc & copper products is $2.2 million. Xingzhen Mining was in developmental stages in 2007 and its trial production began at the end of the second quarter of 2008.

Qingshan Metal, which was acquired in 2006, had not yet contributed any revenue. The plan for 2008 was to carry out exploration and prepare for mining in the first half of the year, begin mining in the second half of the year and supply ores to Qianzhen.  Due to the decrease in the price of copper, however, Qingshan completed exploration only and did not begin mining.

GROSS PROFIT AND GROSS PROFIT MARGIN. For the year ended December 31, 2008, gross profit was $1.3 million, representing a decrease of approximately 80% as compared to $6.5 million of 2007. Gross profit margin significantly dropped from 45% in 2007 to 18% in 2008. The fixed amortization of mining assets and rights over the terms of the extraction license (three years or six years) that is included in the costs of sales caused the movement of the costs of sales to be disproportionate to actual production and sales, resulting in a lower gross profit margin. The low zinc price also created downside pressure on the gross profit margin of the nonferrous segment.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses increased by approximately $2.6 million to $9.3 million in 2008 from $6.7 million in 2007. The significant increase in general and administrative expenses was primarily due to (i) trial operating expenses of $1.7 million by Xiangzhen and (ii) increased administrative expense of $0.9 million for the newly acquired Tun-Lin in Kyrgyzstan.

INTEREST EXPENSE.   Total interest expense of $2.74 million is mainly due to the related cash and non cash interest expense and costs associated with the convertible bonds and related issuance cost in the fourth quarter of 2006. This includes: i) cash interest payment of $0.30 million for the year ended December 30, 2008; ii) non cash principal accretion of approximately $0.03 million for the year ended December 31, 2008; iii) $0.51 million of revaluation of the detachable warrant liability associated with the issuance; and iv) $1.90 million of amortization of deferred debt issuance costs and deferred financing cost for the year ended December 31, 2008. The total non-cash interest expenditure is approximately $2.44 million.

NONRECURRING GAIN FROM DISPOSITION. The company disposed of one of its subsidiaries, Tianzhen Mining, an exploration stage company located in Wuqia County, Xinjiang Uygur Autonomous Region, in December 2007 and realized a gain of approximately $1.5 million. The following table presents the revenue, net loss from discontinued operations and net gain on disposal of Tianzhen Mining for the periods presented:

	Year ended December 31,

	2008	2007

	(in thousands)	(in thousands)

Revenue	$-	$367

Net loss from discontinued operations, net of income tax of nil	$-	$(197)

Net gain on disposal of subsidiary, net of income tax of nil	$-	$1,504

NET INCOME.  Net loss for the year ended December 31, 2008 was $12.1 million, an increase of $9.5 million compared to net loss of $2.6 million for 2007. Basic earnings per share were $0.55 or $0.55 fully diluted for the year ended December 31, 2008.

SEGMENT PERFORMANCE ANALYSIS

(amounts in thousand)	Segment revenue		Segment profit (loss)

	2008	2007	2008	2007

Fluorite	$3,704	$6,605	$(3,898)	$418

Nonferrous metals	$3,433	$7,746	$(4,251)	$422

Fluorite

Fluorite segment revenue decreased by 43.9% from $6.6 million for 2007 to $3.7 million for 2008. The decrease was primarily due to the decreases in sales volume in both fluorite powder and lumps. Our old plant did not operate at full capacity as a result of relocation of certain resources to our new plant. The new plant has made little contribution to revenue because of technological difficulties involving its water supply.

Xiangzhen Mining sold a total of 6,746 metric tons of fluorite powder, representing an decrease of 71% compared to 2007 due to the trial operation of the newly completed fluorite processing plant of Xiangzhen . During this period, the average sales price for fluorite powder increased by 20.7% to $168 per metric ton.  The sales of fluorite lumps decreased by 50% from 48,406 metric tons in 2007 to 24,135 metric tons in 2008 as a result of the Company’s initiative to produce more fluorite powder which enjoyed a good pricing environment and a robust market demand.

Revenue contributed from our fluorite segment accounted for 52% of the Company’s total revenue for the year ended December 31, 2008 as compared to 46% in 2007.

Our fluorite segment reported a segment loss of $3,9million for the year ended December 31, 2008 compared to a segment profit of $0.4 million in 2007.

Nonferrous metals

Nonferrous metals segment revenue for 2008 amounted to $3.4 million, representing a decrease of approximate $4.3 million or 56% compared to 2007. In addition, the nonferrous metals segment has reported a significant decrease in segment loss to $4.3 million in 2008 from segment profit of $0.42million in 2007. The performance of the nonferrous metals segment was materially impacted by (i) the decline of zinc processing operations of Qianzhen Mining, which experienced both a shortage of supply of zinc ores as a raw material and (ii) the increased purchase costs of zinc ores from a major supplier of Qianzhen’s zinc ores and (ⅲ) the performance of the nonferrous metals segment was materially impacted by the decline of the price of zinc.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $0.21 million as of December 31, 2008, a decrease of $2.74 million as compared to the balance at December 31, 2007 of $2.95 million. The significant decrease in cash position was mainly due to (i) the capital expenditures for mine development, construction, and purchase of processing plants and mining equipment at Xiangzhen Mining and Xingzhen Mining and (ii) net cash used in operating activities.

Net cash used by operating activities for the year ended December 31, 2008 was $1.3 million, as compared to $3.55 million provided for the year ended December 31, 2007. The decrease in operating cash flows was mainly due to the decreases in revenue and gross profits in 2008 as explained above.

Net cash used in investing activities of $2.4 million for the year ended December 31, 2008 which was mainly due to capital expenditures for mining development and capacity expansion projects at Xiangzhen Mining and Xingzhen mining.

Net cash outflows from financing activities for the year ended December 31, 2008 was $0.44 million, which was mainly due to proceeds from short-term borrowings. For the same period in 2007, net cash outflows from financing activities were $3.51 million, which was mainly due to $1.36 million of net repayments on short-term borrowings and $2.15 million of issuance costs related to the convertible note.

ENVIRONMENTAL

The Company’s mining and exploration activities are subject to various PRC laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with applicable laws and regulations in all material respects. The Company’s mining operations are subject to “Natural Resource Compensation Charges”, but the charging rate varies in different cities in the PRC. As of December 31, 2008 and 2007 Natural Resource Compensation Charges of $87,648 and $156,784, respectively, were charged to operations and included in cost of sales. For more information, please see Note 23 to the Consolidated Financial Statements.

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

Detachable warrants
Together with the issuance of the Notes, the Company issued a put warrant to one of the Company’s financial advisors in the transaction for the purchase of 875,000 shares of the Company’s common stock at an exercise price of $3.20 per share, exercisable on or before 3 years from the date of grant.  As of December 31, 2008, the fair value of the put warrant was $33,126. Further details of the warrants are disclosed in Note 14.

Debt issuance costs
The issuance costs directly associated with the Notes and the put warrant aggregated $2,522,497.  The amount was capitalized as deferred debt issuance costs, and is being amortized using the effective interest rate method over the term of the convertible loan, with the amounts amortized being recognized as interest expense. Any unamortized debt issuance costs remaining at the date of conversion of the loan will be recognized as interest expense in the period the conversion takes place. As of December 31, 2008, the deferred debt issuance costs were approximately $1,755,000.

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

CONCENTRATION OF CUSTOMERS AND SUPPLIERS

The Company had five main customers who contributed approximately $5,300,000 or 75% of the Company’s consolidated net revenue for the year ended December 31, 2008. For the same period of 2007, the Company had five main customers who contributed approximately $10,936,000 or 75% of the Company’s consolidated net revenue.

Our main materials were from our mines, and we purchased few raw materials, so we had no concentrated suppliers in 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 8.	FINANCIAL STATEMENTS.

Please see the “Consolidated Financial Statements of the Company”.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no reportable events as required by Item 304(b) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Management’s annual report on  disclosure controls and procedures.

Management of the Company is responsible for establishing and maintaining adequate disclosure controls and procedures and for the assessment of the effectiveness of disclosure controls and procedures. The Company's disclosure controls and procedures is a process designed under the supervision of the Company's chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. This evaluation was done under the supervision and with the participation of our principal executive officer and principal financial officer. Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer have concluded that during the period covered by this report, such disclosure controls and procedures were not effective due to deficiencies described below.

(b)          Management’s annual report on internal control over financial reporting.

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

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our internal control over financial reporting pursuant to Rule 13a-15(f) of the Exchange Act. This evaluation was done under the supervision and with the participation of our principal executive officer and principal financial officer. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treasury Commission. Based on their evaluation of our internal control over financial reporting, our principal executive officer and principal financial officer have concluded that during the period covered by this report, such internal control over financial reporting were not effective to detect the inappropriate application of U.S. GAAP as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered “material weaknesses”. The Public Company Accounting Oversight Board has defined a material weakness as a “deficiency, or combination of deficiencies, in internal control over financial reporting (ICFR) such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s ICFR.”

The significant deficiencies we identified in the prior year in our internal controls and disclosure controls related to the application of U.S. GAAP were in adopting an inappropriate period to depreciate and amortize property, plant and equipment, including extraction and exploration rights; inappropriate capitalization of exploration expenses; and inappropriate classification of balance sheet and income statement balances. These deficiencies, when taken together, resulted in a conclusion that the Company’s controls suffered from a material weakness as of December 31, 2006. In 2007, we have remedied all these significant deficiencies except the failure to provide for an allowance for doubtful accounts in accordance with the Company’s policy by means of implementation of the remediation program we planed in the prior year. This deficiency still resulted in a conclusion that the company’s controls suffered from a material weakness as of December 31, 2008.

Because of the identification of the misapplication of U.S. GAAP, our management has concluded that, as of December 31, 2008, our internal controls over financial reporting were not effective.

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

We will continue these efforts until we are satisfied that all “material weaknesses” have been eliminated. We expect that resolution of all of these issues will take place before the end of 2009.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter within the fiscal year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT .

Set forth below is certain information concerning each of the directors and executive officers of the Company as of April 13, 2009. None of our directors or executive officers holds directorships in other public companies as of April 13, 2009 except Gene Michael Bennett who is also an independent director for Kunming Shenghuo Pharmaceutical (NYSE Amex: KUN) and Feng Bai who is also an independent director for Fushi Copperweld Inc. (NasdaqGM: FSIN) and Harbin Electric Inc. (NasdaqGM: HRBN). The directors listed below will serve until the Company’s next annual meeting of the stockholders:

Name	Age	Position
Xiao-Jing Yu	52	Director, CEO and Chairman of the Board
Xueming Xu	48	Director, President and Chief Operating Officer
Helin Cui	53	Director
Jiusheng Zhang	45	Interim Chief Financial Officer (since March 2009)
Youming Yang	54	Director
Jian Zhang	67	Director, Chairman of Corporate Governance and Nominating Committee
Feng Bai	38	Director, Chairman of Compensation Committee
Ligang Wang	48	Vice President and President of Qianzhen Mining
Gene Michael Bennett	61	Director and Chairman of Audit Committee

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

Mr. Xueming Xu serves as Director, President and Chief Operating Officer. He has more than 20 years’ experience in the mining industry.  He is currently director and President of Inner Mongolia Gulatehou Banner Qianzhen Mining and Processing Co., Ltd and of Inner Mongolia Xiangzhen Mining Co., Ltd. He has served in that capacity since May 2002. Prior to that, Mr. Xu served as technician, vice-superintendent and superintendent at Inner Mongolia’s Huiyaokou Iron Ore Plant and deputy general manager of Inner Mongolia Dongshengmiao Mining Co., Ltd. Mr. Xu graduated from Lianyungang College of Chemical Mining and attended an advanced Management Programme run by Tsing Hua University.

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

Mr. Jian Zhang serves as Director. He has over 30 years’ experience in nonferrous mining, project construction and management and is currently an external director of China Construction Materials Company Ltd. Prior to that, Mr. Zhang was President of China Nonferrous Mining Construction Group from September 2003 to August 2005. He served as President of China Nonferrous Mining Construction Group from April 2002 to September 2003. Mr. Zhang graduated from the environmental engineering department of Xi ’ an Mining Architecture College in 1968.

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

Mr. Jiusheng Zhang serves as the Interim Chief Financial Officer of the Company. Mr. Zhang is a senior economist and has over 15-year experience in financing and investment. From August 2004 to December 2008, he served as Chief Financial Officer and Vice General Manager of Zhong Xing Company. From January 2001 to August 2004, he served as Chief Financial Officer of Tianjin Olympic Garden Investment Limited of China Sport Industry Group Co. LTD. Mr. Zhang has a Master of Arts in economics from the Xi’an Finance and Economics College in China.

Mr. Gene Michael Bennett serves as Director and Chairman of the Audit Committee. He has over 25 years’ experience as CFO,   Professor and Consultant. His abundant working experience in China has assisted Chinese firms to develop "Good Corporate Governance" and transparent infrastructures.   He is a CPA (inactive), and has experience working for one of the top auditors in the world, Grant Thornton. He graduated from Michigan State University. Currently, he also holds positions for other two US-listed Chinese companies: China AgriTech Group, Inc (CAGC, Amex) (Audit Chair - Audit Committee BOD) and China Pharma Holding, Inc. (CPHI, OTC-BB) (Audit Chair-Audit Committee BOD).

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

During the fiscal year ended December 31, 2008, Ms. Xiaojing Yu was late in filing Form 4 transactions.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”) that is applicable to all employees, consultants and members of the Board of Directors, including the Chief Executive Officer, Chief Financial Officer and Secretary. This Code embodies our commitment to conduct business in accordance with the highest ethical standards and applicable laws, rules and regulations. We will provide any person a copy of the Code, without charge, upon written request to the Company. Requests should be addressed in writing to: Fulun Song, office of t h e Board of Directors, China Shen Zhou Mining & Resources, Inc., No. 166 Fushi Road, Zeyang Tower, Suite 1210, Shijingshan District, Beijing, China 100043.

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

Audit Committee has held 2 meetings in 2008 and the attendance rates for all committee members are 100%.

Compensation Committee. The Compensation Committee is responsible for the administration of all salary, bonus and incentive compensation plans for our officers and key employees. The members of the Compensation Committee are Feng Bai, Jian Zhang and Youming Yang, with Feng Bai as the chairman, all of whom are “independent” directors.

Compensation Committee has not held any meeting in 2008.

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

             Nominating and Corporate Governance Committee has not held any meeting in 2008.

ITEM 11.	EXECUTIVE COMPENSATION .

During 2008, Only Xiaojing Yu and Xueming Xu’s total annual salary and bonus exceeded $100,000. The other executive officers’ salary did not exceed $100,000 during 2008.

Summary Compensation Table
Name and Principal Underlying Positions (a)	Year (b)	Salary (c)	Bonus (d)	Option Awards (e)	Stock Awards (f)	Non-equity Incentive Plan Compensation (g)	Nonqualified Deferred Compensation Earnings (h)	All Other Compensation (i)	Total (j)
Xiaojing Yu, CEO	2008	278,292	$0	$0	$0	$0	$0	$0	278,292
	2007	$83,528	$0	$0	$0	$0	$0	$0	83,528
Xueming Xu,	2008	131,359	$0	$0	$0	$0	$0	$0	131,359
President and COO	2007	$25,941	$0	$0	$0	$0	$0	$0	25,941
Steven Jiao, CFO**	2008	20,653	$0	$0	$0	$0	$0	$0	20,653
	2007	$49,569	$0	$0	$0	$0	$0	$0	49,569
Hu Ye, CFO**	2008	$42,029	$0	$0	$0	$0	$0	$0	42,029
Ligang Wang, Vice President, Prsident	2008	26,764	$0	$0	$0	$0	$0	$0	26,764
of Qianzhen Mining***	2007	$10,017	$0	$0	$0	$0	$0	$0	10,017
* The salary of 2008 amounting to $153,495 has not been paid by April 15, 2009, including Xiaojing Yu’s salary amounting to $98,307, Xueming Xu’s salary amounting to $48,865 and Ligang Wang’s salary amounting to $3,000.
**Steven Jiao was CFO from April 2007 to May 2008. Hu Ye was appointed CFO in May 2008.
*** Ligang Wang was appointed on April 11, 2007 and his 2008 salary amounting to $3,000 has not been paid by April 15, 2009

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2008, the Company currently does not have any equity compensation plans in place.

Director Compensation

We paid all directors in 2008 as follows:

Name (a)	Fees Paid in Cash (b)	Stock Awards (c)	Option Awards (d)	Non-Equity Incentive Plan Compensation (e)	Nonqualified Deferred Compensation Earnings (f)	All Other Compensation (g)	Total (h)
Helin Cui*	$30,317	—	—	—	—		$30,317
Yonming Yang**	$17,391	—	—	—	—	—	$17,391
Jian Zhang**	$17,391	—	—	—	—	—	$17,391
Feng Bai**	$17,391	—	—	—	—	—	$17,391
Gene Michael Bennett**	$19,800	—	—	—	—	—	$19,800

* Helin Cui’s 2008 salary amounting to $3,323 has not been paid by April 15, 2009.
**Independent director
We currently pay an independent director the compensation of $17,391 in 2008, except the Chairman of Audit Committee, Gene Michael Bennett whose 2008 compensation was $19,800.

Retirement, Post-Termination and Change in Control

We have no retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, nor do we have post-termination or change in control arrangements with directors, officer or other employees, but our Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of April 14, 2009 relating to the beneficial ownership (as defined by the rules of the SEC) of shares of common stock by (i) each person who owns beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our executive officers as of April 14, 2009, and (iv) all of our executive officers and directors as a group.

	Amount and Nature of Beneficial Ownership (1)
Name and Address	Number of Shares (2)	Percentage Owned (3)
Xiaojing Yu	14,973,600	67.40%
Xueming Xu	1,870,000	8.42%
Helin Cui	200,000	*
Qijiu Song **	100,000	*
Ligang Wang	100,000	*
American Eastern Securities, Inc. (4)	2,060,000	9.27%
Directors and executive officers as a group (5 persons)	17,243,600	77.62%

*   Less than 1%
**	Mr. Qijiu Song resigned on December 22, 2008. A Form 4 on Mr. Song’s resignation was filed with the SEC on January 15, 2009. His shares are planned to be transfered to Ms. Xiaojing Yu (CEO).

(1)
As of April 14, 2009, there were 22,214,514 shares of common stock outstanding. Each person named above has sole investment and voting power with respect to all shares of the common stock shown as beneficially owned by the person, except as otherwise indicated below.

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

(3)
In determining the percent of common stock owned by a person (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the shares of common stock outstanding as of  April 14, 2009, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or w8arrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)
Held by American Eastern Group, Inc., American Eastern Securities, Inc., EIC Investments, LLC, and Trang Chong Hung individually. The shares so held are directly or indirectly owned by Trang Chong Hung and his family members.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .

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

Xinjiang Tianxiang New Technology Development Co., Ltd, the minority shareholder of Xingzhen Mining, provided exploration services to Xingzhen Mining for service fees of $52,073 in 2008 and $974,621 in 2007 respectively.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Sherb & Co. LLP has audited our financial statements for the 2008 fiscal year. Grobstein, Horwath & Company, LLP (“Horwath”), has audited our financial statements since 2006. All of the services described below were approved by our board prior to performance. Our board has determined that the payments made to its independent accountant for these services are compatible with maintaining such auditor's independence.

Audit Fees. The aggregate fees billed by Sherb & Co., for professional services rendered for the audit of the Company’s financial statements for the fiscal year ended December 31, 2008 are $130,000. The aggregate fees billed by Horwath for professional services rendered for the audit and review services of the Company’s financial statements for the fiscal year ended December 31, 2008 and December 31, 2007 were $ 117,000 and $369,800 respectively.

Audit-Related Fees. There were no fees for assurance and related services by Sherb & Co., for the fiscal year ended December 31, 2008. The fees for related services by Horwath for the fiscal years ended December 31, 2007 were $60,500, including $ 50,000 for the 2006 8-K/A filings and $ 10,500 for the SEC comment letter response in October 2007.

Tax Fees. We engage e-Fang Accountancy Corp., & CPA to provide service for the income tax returns in the U.S. for the fiscal year ended December 31, 2008, which are estimated to be $ 5,000 . There were no fees for tax compliance, tax advice or tax planning services by Horwath for the fiscal year ended December 31, 2007.

All Other Fees. There were no other fees for either audit-related or non-audit services billed by Sherb & Co. for the fiscal year ended December 31, 2008. There were no other fees for either audit-related or non-audit services billed by Horwath for the fiscal year ended December 31, 2007.

ITEM 15.	EXHIBITS

Statements filed as part of this Report

Exhibits

The following documents are filed as exhibits herewith or incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibit
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

10.20
Stock Purchase Agreement by and between Inner-Mongolian Xiangzhen Mining Group Ltd. Co and Xinjiang Tianxiang Development Co. of New Technology, dated June 25, 2007 incorporated by reference to 10-KSB filed on April 14, 2008.

14.1	Code of Ethics, dated as of April 16, 2007 (Incorporated by reference to the Company’s Form 10-KSB filed on April 17, 2007.)
21	Subsidiaries of the Company incorporated by reference to Form 10-KSB filed on April 14, 2008.
* 31.1	Statement of Chief Executive Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.
* 31.2	Statement of Chief Financial Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.
* 32	Statement of Chief Executive Officer and Chief Financial Officer Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.

* Filed here with.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SHEN ZHOU MINING & RESOURCES, INC.

Dated: April 15, 2009	/s/ Xiaojing Yu
Xiaojing Yu

Director, Chief Executive Officer, and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiaojing Yu	Chief Executive Officer	April 15, 2009
Xiaojing Yu	(Principal Executive Officer)

/s/ Jiusheng Zhang	Interim Chief Financial Officer	April 15, 2009
Jiusheng Zhang	(Principal Financial and Accounting Officer)

/s/ Helin Cui	Director,	April 15, 2009
Helin Cui

/s/ Xueming Xu	Director	April 15, 2009
Xueming Xu

/s/ Gene Michael Bennett	Director	April 15, 2009
Gene Michael Bennett

/s/ Jian Zhang	Director	April 15, 2009
Jian Zhang

/s/ Yang Youming	Director	April 15, 2009
Yang Youming

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
China Shen Zhou Mining & Resources, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of China Shen Zhou Mining & Resources, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and the related consolidated statement of operations and comprehensive income, stockholders' equity and cash flows for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and the results of their operations and their cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses and negative cash flows as more fully described in Note 2. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Sherb & Co., LLP
Certified Public Accountants
New York, New York
April 15, 2009

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of China Shen Zhou Mining & Resources, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Shen Zhou Mining & Resources, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the 2007 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Shen Zhou Mining & Resources, Inc. and Subsidiaries as of December 31, 2007, the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GROBSTEIN, HORWATH & COMPANY LLP

Sherman Oaks, California
April 10, 2008

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31,	December 31,
	2008	2007
	Audited	Audited
ASSETS

Current assets:
Cash and cash equivalents	$205	$2,949
Accounts receivable, net	561	2,481
Other deposits and prepayments, net	1,167	1,254
Inventories	2,958	1,639
Total current assets	4,891	8,323

Prepayment for office rent	505	-
Available for sale investment	146	137
Property, machinery and mining assets, net	47,716	47,094
Deferred debt issuance costs	1,755	2,170
Deferred income tax assets	-	507
Goodwill	-	1,070
Total assets	$55,013	$59,301

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,471	$718
Fair value of detachable warrants liability	33	1,100
Short term bank loans	1,756	1,314
Other payables and accruals	4,794	3,469
Taxes payable	411	257
Due to related parties	2,666	2,062
Total current liabilities	13,131	8,920

Convertible notes payable,net	24,251	21,186
Deferred tax liabilities	-	1,201
Total liabilities	37,382	31,307

Minority interests	22	144

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Amounts in thousands, except share data)

	December 31,	December 31,
	2008	2007
	Audited	Audited

Commitment and contingencies (Note 22)

STOCKHOLDERS’ EQUITY:
Common Stock, $0.001 par value:
Authorized – 50,000,000 shares (72006: 50,000,000 shares)
Issued and outstanding 22,214,514shares 72214514(2006: 21,297, shares)	22	22
Additional paid-in capital	25,251	25,251
PRC statutory reserves	1,672	1,672
Accumulated other comprehensive income	4,020	2,112
Accumulated deficit	(13,356)	(1,207)
Total stockholders’ equity	17,609	27,850
Total liabilities and stockholders’ equity	$55,013	$59,301

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2008	2007

Net revenue	$7,137	$14,351
Cost of sales	(5,830)	(7,844)

Gross profit	1,307	6,507

Operating expenses:
Selling and distribution expenses	146	223
General and administrative expenses	9,252	6,741
Total operating expenses	9,398	6,964

Net loss from operations	(8,091)	(457)

Other income (expense):
Interest expense	(2,744)	(3,962)
Impairment of goodwill	(1,127)	-
Other, net	227	397
Total other income (expense)	(3,644)	(3,565)

Loss from continuing operations before income taxes and minority interests	(11,735)	(4,022)

Income tax expenses	(544)	(45)

Loss from continuing operations before minority interests	(12,279)	(4,067)

Minority interests	130	114

Loss from continuing operations	(12,149)	(3,953)

Discontinued operation (Note 4):
Loss from operations of discontinued component, net of taxes	-	(197)
Gain on disposal of discontinued subsidiary, net of taxes	-	1,504
Income from discontinued operations	(12,149)	1,307

Net loss	(12,149)	(2,646)

Other comprehensive income:
Foreign currency translation adjustments	1,908	1,512
Comprehensive income (loss)	$(10,241)	$(1,134)

Net loss per common share – basic and diluted
From continuing operations	$(0.55)	$(0.18)
From discontinued operations	-	0.06
Net loss	$(0.55)	$(0.12)
Weighted average common shares outstanding
- Basic and Diluted	22,215	21,959

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Years Ended
	December 31,
	2008	2007
	Audited	Audited
Cash flows from operating activities:
(Loss)income from continuing operations	$(12,149)	$(3,953)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	(2)	39
Provision for deferred tax asset	685	-
Impairment provision for fixed assets	-	60
Impairment of goodwill	1,127	-
Depreciation and amortization	4,367	2,415
Write off of deferred tax abilities	(1,201)	-
Loss from investments	-	86
Deferred income tax benefits	(178)	(43)
Fair value adjustment of warrants	(1,067)	70
(Gain）/ Loss on disposal of fixed assets	-	109
Accrual of coupon interests and accreted principal	1,489	1,417
Amortization of deferred financing costs	1,576	496
Amortization of debt issuance costs	415	348
Minority interests	(122)	(100)
Changes in operating assets and liabilities:	-	-
(Increase) decrease in -	-	-
Accounts receivable	1,922	(1,575)
Deposits and prepayments	87	2,930
Inventories	(1,319)	(354)
Due from related companies	-	71
Increase (decrease) in -	-	-
Accounts payable	990	95
Other payables and accruals	1,325	1,007
Taxes payable	154	(328)
Due to related parties	604	805
Net cash provided by (used in) operating activities from continuing operations	(1,297)	3,595
Net cash (used in) operating activities from discontinued operations	-	(45)
Net cash provided by (used in) operating activities	(1,297)	3,550

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Years Ended
	December 31,
	2008	2007
	Audited	Audited
Cash flows from investing activities:
Purchases of property, machinery and mining assets	(1,894)	(19,632)
Prepayment for office rent	(505)	-
Decrease in investment deposits	-	888
Acquisition of subsidiaries, net of cash and cash equivalents acquired	-	(403)
Decrease in available-for-sale securities – margin deposit	-	326
Net cash used in investing activities of continuing operations	(2,399)	(18,821)
Net cash provided by disposal of discontinued operations	-	2,759
Purchases of property, machinery and mining assets of discontinued operations	-	(544)
Net cash used in investing activities	(2,399)	(16,606)

Cash flows from financing activities:
Issuance costs of convertible note	-	(2,156)
Proceeds from short-term borrowings	442
Repayments of short-term borrowings	-	(1,354)
Net cash provided by (used in) financing activities	442	(3,510)

Foreign currency translation adjustment	510	615

Net decrease in cash and cash equivalents	(2,744)	(15,951)

Cash and cash equivalents at the beginning of the year	2,949	18,900
Cash and cash equivalents at the end of the year	$205	$2,949

Non-cash investing and financing activities
Issuance of shares for acquisition	$-	$3,670
Additional capital caused by the reduction of conversion price from $3.2 to $2.25	$-	$7,716

Supplemental disclosures of cash flow information
Cash paid for interest expenses	$298	$1,631
Cash paid for income tax	$1	$45

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Amounts in thousands)

						Accumulated
	Common Stock		Additional	PRC		Other	Total
	Number of		paid-In	Statutory	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Reserves	Deficit	Income	Equity

Balance at January 1, 2007	21,298	$21	$13,865	$1,111	$1,865	$600	$17,462
Issuance of shares for acquisitions	917	1	3,670	-	-	-	3,671
Discount of issuing the convertible notes	-	-	7,716	-	-	-	7,716
Net loss for the year ended December 31, 2007	-	-	-	-	(2,646)	-	(2,646)
Appropriation of PRC statutory reserves	-	-	-	426	(426)	-	-
Foreign currency translation adjustment	-	-	-	135	-	1,512	1,647

Balance at December 31, 2007	22,215	22	25,251	1,672	(1,207)	2,112	27,850
Net loss	-	-	-	-	(12,149)	-	(12,149)
Foreign currency translation adjustment	-	-	-	-	-	1,908	1,908

Balance at December 31 , 2008	22,215	$22	$25,251	$1,672	$(13,356)	$4,020	$17,609

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

At December 31, 2008, the subsidiaries of China Shen Zhou Mining & Resources, Inc. are as follows:

Name	Domicile and Date of Incorporation	Paid-in Capital		Percentage of Effective Ownership	Principal Activities

American Federal Mining Group, Inc. (“AFMG”)	Illinois November 15, 2005	USD	10	100%	Investments holdings

Inner Mongolia Xiangzhen Mining Industry Group Co. Ltd. (“Xiangzhen Mining”)	The PRC July 3,2002	RMB	88,860,699	100%	Acquisition, exploration and extraction, and development of natural resource properties

Inner Mongolia Wulatehouqi Qianzhen Ore Processing Co., Ltd. (“Qianzhen Mining”)	The PRC September 22, 2002	RMB	37,221,250	100%	Sales and refinery of nonferrous metals, ore dressing, and sales of chemical products

Wulatehouqi Qingshan Non-Ferrous Metal Developing Company Ltd. (“Qingshan Metal”)	The PRC April 23, 1995 (Acquired on April 12, 2006)	RMB	4,100,000	60%	Nonferrous ore dressings, copper, zinc, lead etc

Xinjiang Buerjin County Xingzhen Mining Company (“Xingzhen Mining”)	The PRC April 10,2006 (Acquired on April 28, 2006)	RMB	1,000,000	90%	Exploration of solid metals, refinery and sales of mining products.

Tun-Lin Limited Liability Company (“Tun-Lin”)	Kyrgyz Republic September 1,2005 (Acquired on November 26, 2007)	KGS	5,000	100	%(a)	Investments holdings

Kichi-Chaarat Closed Joint Stock Company (“Kichi-Chaarat”)	Kyrgyz Republic September 17,1998 (Acquired on November 26, 2007)	KGS	10,000	100	%(b)	Exploration, development, mining, and processing of gold, copper and other mineral products.
(a)   100% ownership of Tun-Lin was acquired by Xiangzhen Mining on November 26, 2007.
(b)   100% ownership of Kichi Chaarat was acquired through the acquisition of Tun-Lin on November 26, 2007.

NOTE 2 RECAPITALIZATION, REORGANIZATION AND GOING CONCERN

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

Going Concern - These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a “going concern” basis, which presumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company has incurred operating losses and negative cash flows from its operating activities for the years ended December 31, 2008 and 2007, as well as an accumulated deficit of approximately $13,356,000 and a working capital deficit of approximately $8,240,000 as of December 31, 2008

The Company’s ability to continue as a going concern is dependent upon continued production and the discovery of economically recoverable mining aseets  as well as upon obtaining additional financing to develop the properties, the ultimate realization of profits through future production or sale of properties, and the success of the Company’s business plan. The outcome of these matters cannot be predicted at this time. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue its business.

NOTE 3 ACQUISITIONS

Tun-Lin
On November 26, 2007, China Shen Zhou Mining & Resources, Inc. completed the acquisition of a 100% ownership interest in Tun-Lin for cash consideration of $10 million. The Company financed the acquisition through internal resources. The results of operations of Tun-Lin are included in the Company’s consolidated statement of operations from the date of acquisition.

Tun-Lin was incorporated on June 1, 2005 under the laws of the Kyrgyz Republic. Tun-Lin’s principal asset consists of a 100% ownership interest in Kichi Chaarat, which was incorporated in Bishkek, Kyrgyzstan. Kichi Chaarat’s major asset is the subsoil use right for (i) mining for gold, copper and other metals within the Kuru-Tegerek licensed area; and (ii) exploration for gold, copper and other metals within the Kuru-Tegerek licensed area. The purpose of the acquisition was to enable the Company to explore, develop and mine the potential reserves of the Kuru-Tegerek licensed area. As of December 31, 82007, Kichi Chaarat has not commenced any production.

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

(a)
Mineral property represents the future extraction rights. Under Kyrgyz laws, in order to develop the Kuru-Tegerek deposit, Kichi Chaarat needs to obtain a temporary land use right to the licensed area. Pursuant to a development license agreement, which is an integral part of the development license, Kichi Chaarat has obtained such a temporary   land use right from the competent Kyrgyz government authorities in 2008.

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

The following table presents the revenue, net loss from discontinued operations and net gain on disposal of subsidiary for Tianzhen Mining for the periods presented:

	Years Ended December 31,

	2008	2007

	(In thousands)	(In thousands)

Revenue	Not Applicable	$367

Net (loss) from discontinued operations, net of income tax of nil	Not Applicable	$(197)

Net gain on disposal of subsidiary, net of nil income tax of nil	Not Applicable	$1,504

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

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, other current assets; accounts payable, warrant liability,accrued expenses, short-term bank loans, other current liabilities, and due to a director.

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

Income taxes
The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company  is able to realize their benefits, or that future deductibility is uncertain.

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

	December 31, 2007	December 31, 2008
Balance sheet items, except for the registered and paid-up capital and retained earnings, as of year end	US$1=RMB7.3046 US$1=KGS35.4988	US$1=RMB6.8346 US$1=KGS39.4181

Amounts included in the statements of operations, statements of changes in stockholders’ equity and statements of cash flows for the year	US$1=RMB7.5652 US$1=KGS35.0079	US$1=RMB6.9351 US$1=KGS36.6184

For the years ended December 31, 2008 and 2007, foreign currency translation adjustment of approximately $1,908,000 and $1,512,000, respectively, have been reported as comprehensive income in the consolidated statement of stockholders’ equity and comprehensive income.

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

Comprehensive Income

SFAS No.130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income includes foreign currency translation adjustments. Total comprehensive loss for the years ended December 31, 2008 and 2007 was $10,241,0000 and $1,134,000, respectively.

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

The Company’s detachable warrants liability (as further described in Note 12) is measured and recorded at fair value on a recurring basis on the Company’s Consolidated Balance Sheets and their levels within the fair value hierarchy during the year ended December 31, 2008 are presented in the following tabular form:

(In thousands)	Fair Value
As of December 31, 2008	Level 1	Level 2	Level 3	Total
Warrants liability	$—	$33	$—	$33

The following is the reconciliation of the fair value of the warrants liability between December 31, 2007 and December 31, 2008:

Balance of warrants liability at December 31, 2007	$1,100
Gain on fair value adjustments to warrants liability	(1,067)
Balance at December 31, 2008	$33

The fair value of the warrants liability can be obtained by using generally accepted models such as the Black Scholes Model. See Note 11 for more information on the valuation methods used.

Recent accounting pronouncements
.
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

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

NOTE 6 ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31, 2008	December 31, 2007

	(In thousands)	(In thousands)

Accounts receivable	$612	$2,534
Less: Allowance for doubtful accounts	(51)	(53)
	$561	$2,481

The activities in the Company’s allowance for doubtful accounts is summarized as follows:

	December 31, 2008	December 31, 2007

	(In thousands)	(In thousands)

Balance at the beginning of the year	$53	$14
Add: provision during the year	(2)	39
Balance at the end of the year	$51	$53

NOTE 7   DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following:

		December 31, 2008	December 31, 2007

		(In thousands)	(In thousands)
Prepayments and advances	(a )	$963	$840
Tax recoverable		-	62
Other receivables		204	352
		$1,167	$1,254

(a)
Prepayments and advances as of December 31, 2008 include payments of $936,237 to two mining service providers.Prepayments and advances as of December 31, 2007 included a deposit of $330,469 paid to Wulatehouqi Zijin Mining Co., Ltd., the Company’s largest supplier, for purchases of raw materials. The deposit was repaid in 2008.

NOTE 8   INVENTORIES

Inventories consisted of the following:

	December 31, 2008	December 31, 2007

	(In thousands)	(In thousands)
Raw materials - Unprocessed ore	$2,013	$34
Consumables	41	564
Finished goods and semi-manufactured goods	904	1,041
	$2,958	$1,639

NOTE 9   PROPERTY, MACHINERY AND MINING ASSETS, NET

 Property, machinery and mining assets consisted of the following:

	December 31, 2008	December 31, 2007

	(In thousands)	(In thousands)

Land use rights	$1,700	$1,591
Buildings	12,995	4,218
Machinery	10,140	5,543
Mining assets	8,205	3,962
Motor vehicles	1,401	1,155
Equipment	350	249
Extraction rights	19,004	19,675
Exploration rights	1,683	1,574
Construction in progress	2,115	15,020
	57,593	52,987
Less:
Accumulated depreciation and amortization	(9,772)	(5,833)
Impairment provision	(105)	(60)
	$47,716	$47,094

Depreciation and amortization
Depreciation and amortization expense in aggregate for the year ended December 31, 2008 and 2007 was approximately $4,367,000 and $2,415,000 respectively.

Impairment provision
An impairment provision of $105,000 for the year ended December 31,2008 was recorded for the equipment of Qingshan Metal, a subsidiary of the Company within the nonferrous metals segment.

Write-down of abandoned long-lived assets

The Company has abandoned various low-yield assets to reallocate its cash flows for better opportunities. The carrying value of abandoned mining assets and respective land use rights being written-down and charged to cost of sales for the year ended December 31, 2007 was $108,928.

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

NOTE 10 DEBT ISSUANCE COSTS

The issuance costs directly associated with the convertible notes. The amount was capitalized as deferred debt issuance costs, and is being amortized using the effective interest rate method over the term of the convertible loan, with the amounts amortized being recognized as interest expense. Any unamortized debt issuance costs remaining at the date of conversion of the loan will be recognized as interest expense in the period the conversion takes place. As of December 31, 2008 and December 31, 2007, the deferred debt issuance costs were approximately $1,755,000 and $2,170,000, respectively.

NOTE 11 GOODWILL

(In thousands)

Arising from acquisition of Qingshan Metal, a subsidiary within the nonferrous metals segment, in 2006

Balance as of December 31, 2006	$1,001
Exchange realignment	69
Balance as of December 31, 2007	1,070
Impairment of goodwill	$(1,127)
Exchange realignment	57
Balance as of December 31, 2008	$-

Goodwill of $1,001,000 arose from the Company’s acquisition of Qingshan Metal within its nonferrous metals segment on April 27, 2006. Impairment of goodwill is tested at least annually at the reporting unit. The test consists of two steps. First, we identify potential impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No 141, “ Business Combinations. ”  The Company’s performed financial valuation indicated impairment on the goodwill.

NOTE 12   WARRANTS LIABILITY

In connection with the issuance of the convertible notes (as further described in Note 16), the Company issued a put warrant to one of the Company’s financial advisors for the purchase of 875,000 shares of the Company’s common stock at an exercise price of $3.20 per share, exercisable at any time, or from time to time, during the period commencing from January 1, 2007 through January 1, 2010 (the “Termination Date”). The Company has had the fair value of the put warrant computed by using the Black Scholes model. As of December 31, 2008, the fair value of the put warrant is approximately $33,126 with the following significant assumptions used in the Black-Scholes model:

	2008	2007

Risk-free interest rate	0.343%	4.05%
Expected volatility	159.23%	57.22%
Term	1 years	2 years

In the event that the warrant holder elects not to exercise the warrant, the Company shall repurchase this warrant for cash at an aggregate purchase price of $50,000.

NOTE 13   SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following:

	December 31, 2008	December 31, 2007
	(in thousands)	(in thousands)
10.37% note payable to Baiyin Credit Union matures on February 16, 2008 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	$-	$96
10.37% note payable to Baiyin Credit Union matures on February 16, 2008 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	-	205
8.22% note payable to Baiyin Credit Union matures on August 15, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining and secured by the time deposit of Ms. Xiaojing Yu , a director of the Company	117	110
9.99% note payable to Baiyin Credit Union matures on May 21, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Xiangzhen Mining	878	821
6.37% note payable to Baiyin Credit Union matures on December 26, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining and secured by the time deposit of Mr. Helin Cui , a director of the Company	88	82
10.85% note payable to Baiyin Credit Union matures on February 14, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining(1)	220	-
10.85% note payable to Baiyin Credit Union matures on February 14, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining(2)	102	-
8.50% note payable to Baiyin Credit Union matures on March 26, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity, which is in the name of a related party(3)	351	-
	$1,756	$1,314

(1)The loan was extended starting from February 14, 2009 to February 14, 2010
(2)The loan was extended starting from February 14, 2009 to February 14, 2010
(3)The loan was extended starting from March 26, 2009 to March 26, 2010

NOTE 14	OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:

	December 31, 2008	December 31, 2007
	(In thousands)	(In thousands)
Accrued debt issuance costs（a）	$53	$116
Receipts in advance	1,142	408
Accruals for payroll, bonus and other operating expenses	343	892
Payables for construction service vender	1,047	481
Payable for extraction rights	-	1,014
Others payables	2,209	558
	$4,794	$3,469

(a)	The balance mainly represents outstanding legal service fees payable in connection with the issuance of the convertible notes.

NOTE 15	DUE TO RELATED PARTIES

Due to related parties consisted of the following:

	December 31, 2008	December 31, 2007
	(In thousands)	(In thousands)
Due to directors of the Company:
Ms. Xiao Jing Yu, CEO of the Company (a)	$270	$166
Mr. Xue Ming Xu, COO of the Company (b)	239	1
Mr. Cui He Lin , Director of the Company(c)	73	-
Due to Wulatehouqi Mengxin Co., Ltd, the minority shareholder of Xingzhen Mining (d)	1,463	1,369
Due to Mr. Xiao Ming Yu, General Manager of Xiangzhen (e)	621	-
Due to Xinjiang Tianxiang New Technology Development Co., Ltd, the minority shareholder of Xingzhen Mining (f)	-	526
	$2,666	$2,062

Amounts due to related parties are interest-free, unsecured and have no fixed terms of repayment.
(a)	Ms.Yu is the CEO of the Company.

(b)	Mr.Xu is the COO of the Company.

(c)	Mr.Cui is a director of the Compay.

(d)	Wulatehouqi Mengxin Co., Ltd is the minority shareholder of Xingzhen Mining.

(e)	Mr.Yu is the General Manager of Xiangzhen Mining.

(f)	Xinjiang Tianxiang New Technology Development Co., Ltd is the minority shareholder of Xingzhen Mining.

NOTE 16	CONVERTIBLE NOTES PAYABLE

On December 27, 2006, the Company entered into a Notes Purchase Agreement with Citadel Equity Fund Ltd. (“Citadel”), under the terms of which Citadel purchased a total of US$28,000,000 (“Original Principal Amount”) in convertible senior notes (“Notes”). The Notes have a Maturity Date of December 27, 2012. The Bank of New York is the trustee (“Trustee”), between whom and the Company there is a indenture (“Indenture”) for the Notes dated December 27, 2006.

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

Default Risk
The company entered into the Second Supplemental Indenture dated September 28, 2007 with the Bank of New York (the “Trustee”), which amended an Indenture dated December 27, 2006 under which our 6.75% Senior Convertible Notes Due 2012 initially purchased by Citadel Equity Fund Ltd were issued.  Under the Second Supplemental Indenture the Company covenants to achieve certain quarterly EBITDA targets for 2008 and 2009. If the Company fails to achieve such quarterly targets and does not cure it within fourteen days after it receives a written notice of default from the Trustee or the Convertible Notes Holders, such failure will constitute a default. The Company did not achieve the targets for the first three fiscal quarter of 2008. So far, neither the Trustee nor the Convertible Note Holders have sent a written notice of default to the Company. However, the Trustee or the Convertible Note Holders could send a written notice of default any time in the future when the Company misses its quarterly target. The Company believes that it is very likely to miss its EBITDA target again and will unlikely be able to cure it within fourteen days.

Detachable warrants
Together with the issuance of the Notes, the Company issued a put warrant to one of the Company’s financial advisors in the transaction for the purchase of 875,000 shares of the Company’s common stock at an exercise price of $3.20 per share, exercisable on or before 3 years from the date of grant.  As of December 31, 2008, the fair value of the put warrant was $33,126. Further details of the warrants are disclosed in Note 12.

Debt issuance costs
The issuance costs directly associated with the Notes and the put warrant aggregated $2,522,497.  The amount was capitalized as deferred debt issuance costs, and is being amortized using the effective interest rate method over the term of the convertible loan, with the amounts amortized being recognized as interest expense. Any unamortized debt issuance costs remaining at the date of conversion of the loan will be recognized as interest expense in the period the conversion takes place. As of December 31, 2008 and December 31, 2007 the deferred debt issuance costs were approximately $1,755,000 and $2,170,000 respectively.

NOTE 17	MINORITY INTERESTS

The activities of the equity of the minority interests during the year ended December 31, 2007 and 2008 are summarized as follows:

	Years Ended December 31,
	2008	2007
	(In thousands)	(In thousands)
Balance at beginning of year	$144	$258
Arising from acquisitions	-	(14)
Minority interests in loss	(122)	(100)
Balance at end of year	$22	$144

NOTE 18	DEFINED CONTRIBUTION RETIREMENT PLANS

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

NOTE 19	PRC STATUTORY RESERVES

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

NOTE 20	ASSET RETIREMENT OBLIGATIONS

According to the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” of the PRC, mining companies causing damages to cultivated land, grassland or forest are required to restore the land to a state approved by the local governments. The local governments administering the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” on the Company’s two mines, “Sumochaganaobao Fluorite Mine” and “Mining site No. 2”, have confirmed that the Company is not required to restore or rehabilitate the two mining sites because those two mining sites are located at distant areas and the Company’s mining and extraction activities have not affected the surrounding environment. The Company’ property, machinery and mining assets related to those two mining sites at December 31, 2008 and 2007 were not subject to an asset retirement obligation.

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

NOTE 21	ENVIRONMENTAL CHARGES

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

The Company’s mining operations are subject to “Natural Resource Compensation Charges”, but the charging rate varies in different cities in the PRC. Xiangzhen Mining was charged at net revenue * 2%* a special index solely determined by the local government. Xingzhen Mining was charged at $0.73 per ton a special index solely determined by the local government. Qingshan Metal and Qianzhen Mining was engaged in refinery of metals and no involved in any mining activities in 2008. As such, they are not subject to the charge.

For the years ended December 31, 2008 and 2007, Natural Resource Compensation Charges of $108,180 and $156,784 respectively, were charged to operations and included in cost of sales.

NOTE 22	OPERATING RISK

Country risk
Currently, the Company’s revenues are mainly derived from sales in the PRC. The Company hopes to expand its operations in the PRC, however, there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company’s financial condition.

Products risk
The Company competes with larger companies, who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel. There can be no assurance that the Company will remain competitive with larger competitors.

Exchange risk
The Company can not guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of PRC Renminbi (RMB) converted to U.S. dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

Political risk
Currently, the PRC is in a period of growth and is openly promoting business development in order to bring more business into the PRC. Additionally, the PRC allows a PRC corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company’s ability to operate in the PRC could be affected.

Key personnel risk
The Company’s future success depends on the continued services of executive management in China. The loss of any of their services would be detrimental to the Company and could have an adverse effect on business development. The Company does not currently maintain key-man insurance on their lives. Future success is also dependent on the ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing.

Non-compliance with financing requirements
The Company might need to obtain future financing that require timely filing of registration statements, and have declared effective those registration statements, to register the shares being offered by the selling stockholders in future financing. The Company might be subject to liquidated damages and other penalties if they continue to obtain future financing requiring registration statements, and not having those registration statements filed and declared effective in a prompt manner.

NOTE 23	COMMITMENTS AND CONTINGENCIES

General
The Company follows FAS No. 5, “Accounting for Contingencies,” in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could have been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

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

Capital commitment

The following table shows the Company Contracted but not provided:

	December 31, 2008	December 31, 2007
	(In thousands)	(In thousands)
Purchase of machinery - within one year	$456	$606
Acquisition or construction of buildings-within one year	9	4,133
	$465	$4,739

NOTE 24	CONCENTRATION OF CUSTOMERS AND SUPPLIERS

The Company had five main customers who contributed approximately $5,300,000 or 75% of the Company’s consolidated net revenue for the year ended December 31, 2008. For the same period of 2007, the Company had five main customers who contributed approximately $10,936,000 or 75% of the Company’s consolidated net revenue.

The following table shows the Company’s major customers (10% or more of consolidated net revenue) for the year ended December 31, 2008:

		Revenue	Percentage
Number	Customer	(In thousands)	(%)
1	RuiPeng Mining Ltd	$2,185	31%
2	Laiwu Steel Ltd	925	13%
3	Inner Mongolia Huadesanli Trading Ltd	781	11%
	Handan Hongzhi Ltd	754	11%
4	Ningxia Jinhe Chemistry Ltd	685	10%
TOTAL		$5,330	76%

The following table shows the Company’s major customers (10% or more of consolidated net revenue) for the year ended December 31, 2007:

		Revenue	Percentage
Number	Customer	(In thousands)	(%)
1	Bayannaoer Zijin Nonferrous Metals Ltd	$3,465	24%
2	Baiyin Nonferrous Metals Ltd	2,555	17%
3	Ningxia Jinhe Chemistry Ltd	2,607	18%
4	Taiyuan Steel Ltd	1,357	9%
5	Laiwu Steel Ltd	952	7%
TOTAL		$10,936	75%

As of December 31, 2008, accounts receivable total $612,000 which consists of receivables from 19 customers.

The following table shows the receivable distribution of the Company’s major customers (10% or more of consolidated accounts receivable) as of December 31, 2008:

		Receivables	Percentage
Number	Customer	(In thousands)	(%)
1	Laiwu Steel, Ltd	$219	36%
2	Handan Hongzhi Ltd	152	25%
3	Ningxia Jinhe Chemistry Ltd	69	11%
TOTAL		$440	72%

In the year of 2008, the Company had no concentrated suppliers.

NOTE 25	RELATED PARTY TRANSACTION

Xinjiang Tianxiang New Technology Development Co., Ltd, the minority shareholder of Xingzhen Mining, provided exploration services to Xingzhen Mining for a related service fee paid by the Company of $52,073 in 2008 and $974,621 in 2007.

NOTE 26	SEGMENT INFORMATION

The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. The Company has two operating segments identified by product, “fluorite” and “nonferrous metals”. The fluorite segment consists of our fluorite extraction and processing operations conducted through the Company’s wholly-owned subsidiary, Xiangzhen Mining. The nonferrous metals segment consists of the Company’s copper, zinc, lead and other nonferrous metal exploration, extraction and processing activities conducted through the Company’s wholly-owned subsidiaries, Qianzhen Mining, Xingzhen Mining and Qingshan Mining.

The Company primarily evaluates performance based on income before income taxes and excluding non-recurring items.

The segment data presented below were prepared on the same basis as the Company’s consolidated financial statements.

Year Ended December 31, 2008	Fluorite	Nonferrous metals	Consolidated

Segment revenue	$3,704	$3,433	$7,137
Inter-segment revenue	-	-	-
Revenue from external customers	$3,704	$3,433	$7,137

Segment profit	$(3,898)	$(4,250)	$(8,148)

Unallocated corporate expenses			$(3,587)
Income from continuing operations before income taxes and minority interests			$(11,735)

Total segment assets	$50,273	$88,034	$138,307
Inter-segment receivables	(25,647)	(59,403)	(85,050)
	$24,626	$28,631	$53,257

Deferred debt issuance costs			$1,755
Other unallocated corporate assets			1
			$55,013
Other segment information:
Depreciation and amortization	$2,499	$1,868	$4,367
Expenditure for segment assets	$1,605	$1,490	$3,095

Year Ended December 31, 2007	Fluorite	Nonferrous metals	Consolidated

Segment revenue	$6,605	$7,746	$14,351
Inter-segment revenue	-	-	-
Revenue from external customers	$6,605	$7,746	$14,351

Segment profit (loss)	$418	$422	$840

Unallocated corporate expenses			(4,862)
Income from continuing operations before income taxes and minority interests			$(4,022)

Total segment assets	$45,673	$52,503	$98,176
Inter-segment receivables	(24,111)	(18,711)	(42,822)
	$21,562	$33,792	55,354
Investment deposit
Deferred debt issuance costs			2,170
Other unallocated corporate assets			1,777
			$59,301
Other segment information:
Depreciation and amortization	$1,175	1,240	$2,415
Impairment of fixed assets		$109	$109
Expenditure for segment assets	$8,870	10,762	$19,632

The following summarizes identifiable assets by geographic area:

	December 31, 2008	December 31, 2007
	(In thousands)	(In thousands)
China	$44,098	$45,199
Kyrgyzstan	10,914	12,395
Unallocated corporate assets	1	1,707
	$55,013	$59,301

The following summarizes operating losses before provision for income tax:

	Year Ended December 31,
	2008	2007
	(In thousands)	(In thousands)
China	$6,955	$(967)
Kyrgyzstan	1,192	125
Unallocated corporate operating losses	3,588	4,864
	$11,735	$4,022

NOTE 27	OTHER INCOME, NET

	Years ended December 31,
	2008	2007
	(In thousands)	(In thousands)
Exchange gain	$383	$495
Gain (loss) on disposal of fixed assets	-	(109)
Investment income (loss)	-	(86)
Tax imposition	(54)	-
Penalty and late fee	(52)	-
Donation	(44)	(27)
Impairment of assets	(6)	(60)
Others	-	184
	$227	$397

NOTE 28	INCOME TAXES

The PRC and Kyrgyz subsidiaries within the Company are subject to PRC or Kyrgyz income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate.

The Company’s income tax benefit (expenses) consists of:

	Years ended December 31,
	2008	2007
	(In thousands)	(In thousands)

Current:
- PRC	$(544)	$(96)

Deferred:
- PRC	-	51
	$(544)	$(45)

A reconciliation of the provision for income taxes determined at the statutory average state and local income tax to the Company’s effective income tax rate is as follows:

	Years ended December 31,
	2008	2007
	(In thousands)	(In thousands)
Pre-tax income (loss) before minority interests	$(11,735)	$(4,022)
United States statutory corporate income tax rate	35%	35%
Income tax benefit (expense) computed at United States statutory corporate income tax rate	$4,107	$1,408
Reconciling items	-	-
Rate differential for PRC or Kyrgyz earnings	(993)	(12)
Impact of tax holiday of PRC subsidiaries	-	1,186
Adjustment of deferred tax asset valuation allowance for loss carryovers	(1,938)	(873)
Non-deductible expense and non-reportable income	(1,720)	(1,677)
Under provision in prior year	-	(77)
Effective tax expense	$(544)	$(45)

In March 2007, the Chinese government enacted new tax law which took effect beginning January 1, 2008. Under the new tax law of China, all domestic and foreign invested enterprises are generally subject to a unified tax rate of 25%. The new tax law provide for a five-year transition period from its effective date for those enterprises which were established before the promulgation date of the new tax law and which were entitled to preferential tax treatments under the previous tax laws and regulations. Therefore, Xiangzhen Mining and Qianzhen Mining will enjoy the 50% tax exemption benefit from 2008.

During the year ended December 31, 2007, the Company recorded a deferred tax liability of $1,201,000 pursuant to certain extraction rights acquired during the year. At December 31, 2008, the Company wrote off the deferred tax liability against the extraction rights asset. This write off occurred due to substantial doubt of the Company ever realizing the actual tax benefit estimated during 2007.

NOTE 29	EARNINGS PER SHARE

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share from continuing and discontinued operations for the periods presented (amounts in thousands, except per share data):

	Years ended December 31,
	2008	2007
	(In thousands, except per share data)	(In thousands, except per share data)
Income (loss) from continuing operations available to common shareholders:
-Basic and Diluted	$(12,149)	$(3,953)

Income (loss) from discontinued operations available to common shareholders:		1,307
-Basic and Diluted	$	$
Weighted average number of shares:
-Basic and Diluted	22,215	21,959

Earnings (loss) per share from continuing operations
-Basic and Diluted	$(0.55)	$(0.18)

Earnings (loss) per share from discontinued operations
-Basic and Diluted	$-	$0.06

As the convertible notes, warrants and options have anti-dilutive effect on the earnings per share for 2008 and 2007.

NOTE 30	SUBSEQUENT EVENT

On March 7, 2009, Mr. Hu Ye resigned from the position of Chief Financial Officer of China Shen Zhou Mining & Resources, Inc. (the “Company”). Mr. Ye did not have any disagreements with the Company prior to his resignation. On March 7, 2009, Mr. Jiusheng Zhang was appointed Interim Chief Financial Officer (“Interim CFO”) of the Company.