Form 10-Q
period 2009-03-31
CHINA SHEN ZHOU MINING & RESOURCES, INC.
filed 2009-05-13
CIK 790024

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009
or
☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-33929

China Shen Zhou Mining & Resources, Inc .
(Name of small business issuer in its charter)

Nevada	87-0430816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 166 Fushi Road, Zeyang Tower, Suite 1211 Shijingshan District, Beijing, China 100043 People’s Republic of China	100043
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:  86-010-88906927

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

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

As of May 13, 2009, the Registrant had 22,214,514 shares of common stock outstanding.

  China Shen Zhou Mining & Resources, Inc .

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$290	$205
Accounts receivable, net	366	561
Other deposits and prepayments, net	1,244	1,167
Inventories	2,561	2,958
Total current assets	4,461	4,891

Prepayment for office rent	495	505
Available for sale investment	147	146
Property, machinery and mining assets, net	46,675	47,716
Deferred debt issuance costs	1,649	1,755
Total assets	$53,427	$55,013

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,268	$3,471
Fair value of detachable warrants liability	54	33
Short term bank loans	1,755	1,756
Other payables and accruals	5,085	4,794
Taxes payable	258	411
Due to related parties	2,549	2,666
Convertible notes payable	25,038	-
Total current liabilities	38,007	13,131

Convertible notes payable	-	24,251
Total liabilities	$38,007	$37,382

Minority interests	-	22

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Amounts in thousands, except share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)

STOCKHOLDERS’ EQUITY:
Common Stock, $0.001 par value:
Authorized – 50,000,000 shares (2008: 50,000,000 shares)
Issued and outstanding 22,214,514shares	$22	$22
Additional paid-in capital	25,251	25,251
PRC statutory reserves	1,672	1,672
Accumulated other comprehensive income	4,211	4,020
Accumulated deficit	(15,736)	(13,356)
Total stockholders’ equity	15,420	17,609
Total liabilities and stockholders’ equity	$53,427	$55,013

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Net revenue	$619	$744
Cost of sales	557	552
Gross profit	62	192

Operating expenses:
Selling and distribution expenses	4	18
General and administrative expenses	1,423	1,974
Total operating expenses	1,427	1,992

Net loss from operations	(1,365)	(1,800)

Other income (expense):
Interest expense	(962)	(1,931)
Other, net	(31)	357
Total other expense	(993)	(1,574)

Loss from operations before income taxes and minority interests	(2,358)	(3,374)

Income tax expenses	-	(50)

Loss from operations before minority interests	(2,358)	(3,424)

Minority interests	(22)	15

Net loss	(2,380)	(3,409)

Other comprehensive income:
Foreign currency translation adjustments	191	1,023
Comprehensive loss	$(2,189)	$(2,386)

Net loss per common share
– basic and diluted	$(0.11)	$(0.15)

Weighted average common shares outstanding
- Basic and Diluted	22,215	22,215

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Loss from operations	$(2,380)	$(3,409)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,058	459
Deferred income tax benefits	-	32
Fair value adjustment of warrants	21	918
Prepayment for office rent	10	-
Accrual of coupon interests and accreted principal	386	368
Amortization of deferred financing costs	401	453
Amortization of debt issuance costs	106	42
Minority interests	(22)	(9)
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	195	670
Deposits and prepayments	(77)	246
Inventories	397	(514)
Increase (decrease) in -
Accounts payable	(203)	59
Other payables and accruals	291	562
Taxes payable	(153)	(45)
Due to related parties	(117)	100
Net cash used in operating activities	(87)	(68)

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	For the Three Months Ended
	March 31
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from investing activities:
Purchases of property, machinery and mining assets	$(31)	$(1,623)
Net cash used in investing activities	(31)	(1,623)

Cash flows from financing activities:
Proceeds from short-term borrowings	$-	$481
Net cash provided by financing activities	-	481

Foreign currency translation adjustment	203	(374)

Net increase (decrease) in cash and cash equivalents	85	(1,584)

Cash and cash equivalents at the beginning of the period	205	2,949
Cash and cash equivalents at the end of the period	$290	$1,365

Non-cash investing and financing activities
(None)

Supplemental disclosures of cash flow information
Cash paid for interest expenses	$47	$108
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

At March 31, 2009, the subsidiaries of China Shen Zhou Mining & Resources, Inc. are as follows:

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

NOTE 2  BASIS OF PRESENTATION AND GOING CONCERN

These consolidated financial statements for interim periods are unaudited.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments, and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States of America.  These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on April 15, 2009.

Going Concern-These consolidated financial statement have been prepared by management in accordance with accounting principles generally accepted in the Untied State on a “going concern” basis, which presumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The company has incurred operating losses and negative cash flows from its operating activities for the year ended December 31, 2008 and 2007, as well as an accumulated deficit of approximately $13,356,000 and a working capital deficit of approximately $8,240,000 as of December 31, 2008.

The Company’s ability to continue as a going concern is dependent upon continued production and the display of economically recoverable mining assets as well as upon obtaining additional financing to develop the properties, the ultimate realization of profits through future production or sale of properties, and the success of the Company’s business plan. The outcome of these matters cannot be predicted at this time. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue its business.

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

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented, due to the short maturities of these instruments.

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

	March 31, 2009	December 31, 2008
Balance sheet items, except for the registered and paid-up capital and retained earnings, as of period end	US$1=RMB6.8359 US$1=KGS42.6295	US$1=RMB6.8346 US$1=KGS39.4181

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008
Amounts included in the statements of operations, statements of changes in stockholders’ equity and statements of cash flows for the period	US$1=RMB6.8356 US$1=KGS41.0699	US$1=RMB7.1692 US$1=KGS36.2375

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

Net loss per Common Share
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

Comprehensive Income
SFAS No.130, Reporting Comprehensive Income ,establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income includes foreign currency translation adjustments. Total foreign currency translation adjustments for the three months ended March 31, 2009 and 2008 were $191,000 and $1,023,000, respectively.

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

NOTE 4 ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:
	March 31,	December 31,
	2009	2008
	(In thousands)	(In thousands)

Accounts receivable	$417	$612
Less: Allowance for doubtful accounts	(51)	(51)
	$366	$561

The activities in the Company’s allowance for doubtful accounts is summarized as follows:

	March 31,	December 31,
	2009	2008
	(In thousands)	(In thousands)

Balance at the beginning of the year	$51	$53
Add: provision during the year	-	(2)
Balance at the end of the year	$51	$51

NOTE 5 DEPOSITS AND PREPAYMENTS
Deposits and prepayments consist of the following:
	March 31, 2009	December 31, 2008
	(In thousands)	(In thousands)
Prepayments and advances (a)	$1,041	$963
Other receivables	203	204
	$1,244	$1,167

(a)	Prepayments and advances as of March 31, 2009 and December 31, 2008 include payments of $994,600 and $936,237 to two mining service providers, respectively.

NOTE 6 INVENTORIES

Inventories consist of the following:
	March 31,	December 31,
	2009	2008
	(In thousands)	(In thousands)
Raw materials	$759	$737
Unprocessed ore	1,251	1,276
Consumables	41	41
Finished goods and semi-manufactured goods	510	904
	$2,561	$2,958

NOTE 7 PROPERTY, MACHINERY AND MINING ASSETS, NET

Property, machinery and mining assets consist of the following:
	March 31,	December 31,
	2009	2008
	(In thousands)	(In thousands)

Land use rights	$1,700	$1,700
Buildings	12,992	12,995
Machinery	10,139	10,140
Mining assets	8,204	8,205
Motor vehicles	1,396	1,401
Equipment	349	350
Extraction rights	19,003	19,004
Exploration rights	-	1,683
Construction in progress	2,144	2,115
	55,927	57,593
Less:
Accumulated depreciation and amortization	(9,147)	(9,772)
Impairment provision	(105)	(105)
	$46,675	$47,716

Depreciation and Amortization
Depreciation and amortization expense in aggregate for the three months ended March 31, 2009 and 2008 was approximately $1,058,000 and $459,000, respectively.

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

NOTE 8 DEBT ISSUANCE COSTS

The issuance costs directly associated with the Notes and the put warrant aggregated $2,522,497.  The amount was capitalized as deferred debt issuance costs, and is being amortized using the effective interest rate method over the term of the convertible loan, with the amounts amortized being recognized as interest expense. Any unamortized debt issuance costs remaining at the date of conversion of the loan will be recognized as interest expense in the period the conversion takes place. As of March 31, 2009 and December 31, 2008, the deferred debt issuance costs were approximately $1,649,000 and $1,755,000, respectively.

NOTE 9 WARRANTS LIABILITY

In connection with the issuance of the convertible notes (as further described in Note 13), the Company issued a put warrant to one of the Company’s financial advisors for the purchase of 875,000 shares of the Company’s common stock at an exercise price of $3.20 per share, exercisable at any time, or from time to time, during the period commencing from January 1, 2007 through January 1, 2010 (the “Termination Date”). The Company has had the fair value of the put warrant computed by using the Black Scholes model. As of March 31, 2009, the fair value of the put warrant is approximately $54,000 with the following significant assumptions used in the Black-Scholes model:

	As of March 31, 2009	As of December 31, 2008

Risk-free interest rate	0.405%	0.343%
Expected volatility	167.64%	159.23%
Term	0.75 years	1 years

In the event that the warrant holder elects not to exercise the warrant, the Company shall repurchase this warrant for cash at an aggregate purchase price of $50,000.

NOTE 10 SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:
	March 31,	December 31,
	2009	2008
	(in thousands)	(in thousands)
10.85% note payable to Baiyin Credit Union matures on February 14, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	$-	$220
10.85% note payable to Baiyin Credit Union matures on February 14, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	-	102
8.50% note payable to Baiyin Credit Union matures on March 26, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity, which is in the name of a related party	-	351
8.22% note payable to Baiyin Credit Union matures on August 15, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining and secured by the time deposit of Ms. Xiaojing Yu , a director of the Company	117	117
9.99% note payable to Baiyin Credit Union matures on May 21, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Xiangzhen Mining	877	878
6.37% note payable to Baiyin Credit Union matures on December 26, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining and secured by the time deposit of Ms. Helin Cui , a director of the Company	88	88
8.26% note payable to Baiyin Credit Union matures on May 13, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	220	-
8.26%% note payable to Baiyin Credit Union matures on May 13, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	102	-
8.50% note payable to Baiyin Credit Union matures on June 24, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity, which is in the name of a related party	351	-
	$1,755	$1,756

NOTE 11 OTHER PAYABLES AND ACCRUALS

Other payables and accruals consist of the following:
	March 31,	December 31,
	2009	2008
	(In thousands)	(In thousands)
Accrued debt issuance costs（a）	$53	$53
Receipts in advance	1,256	1,142
Accruals for payroll, bonus and other operating expenses	269	343
Payables for construction service vender	1,006	1,047
Others payables	2,501	2,209
	$5,085	$4,794

(a)	The balance mainly represents outstanding legal service fees payable in connection with the issuance of the convertible notes.

NOTE 12 DUE TO RELATED PARTIES

Due to related parties consist of the following:
	March 31,	December 31,
	2009	2008
	(In thousands)	(In thousands)
Due to directors of the Company:
Ms. Xiao Jing Yu, CEO of the Company (a)	$203	$270
Mr. Xue Ming Xu, COO of the Company (b)	171	239
Mr. Cui He Lin , Director of the Company(c)	67	73
Due to Wulatehouqi Mengxin Co., Ltd, the minority Shareholder of Xingzhen Mining (d)	1,463	1,463
Due to Mr. Xiao Ming Yu, General Manager of Xiangzhen (e)	645	621
	$2,549	$2,666

Amounts due to related parties are interest-free, unsecured and have no fixed terms of repayment.

(a)	Ms.Yu is the CEO of the Company.

(b)	Mr.Xu is the COO of the Company.

(c)	Mr.Cui is a director of the Company.

(d)	Wulatehouqi Mengxin Co., Ltd is the minority shareholder of Xingzhen Mining.

(e)	Mr.Yu is the General Manager of Xiangzhen Mining.

NOTE 13 CONVERTIBLE NOTES PAYABLE

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

On April 16, 2009, China Shen Zhou Mining & Resources, Inc. (the “Company”) received a notice of default from Best Tone Holdings Limited, as the subsequent purchaser of the Company’s $28,000,000 6.75% Senior Convertible Notes due 2012 (“Senior Notes”), originally issued to Citadel Equity Fund Ltd. on December 27, 2006,  pursuant to Section 6.01(d) of the Indenture  dated December 27, 2006 (“Indenture”) between the Company and the Trustee, Bank of New York, stating that  the Company failed to achieve certain minimum EBITDA targets for the fiscal quarters ended March 31, June 30, and September 30, 2008 and demanding that the Company remedy such defaults.  Pursuant to Section 6.01(d) of the Indenture, if the Company fails to cure such defaults within 14 days after such notice of default was given to the Company, such failure would constitute an event of default and the Trustee or the holders of 25% in principal amount of Senior Notes may, pursuant to Section 6.02 of the Indenture declare the principal of all such Senior Notes, together with all accrued but unpaid interest, if any, to be due and payable by notice in writing, and as a result, the payment of $28,000,000, the total amount of the Senior Notes due may be accelerated and become Company’s direct financial obligation immediately. Accordingly, the Company has reclassified this liability as short- term.

Detachable Warrants
Together with the issuance of the Notes, the Company issued a put warrant to one of the Company’s financial advisors in the transaction for the purchase of 875,000 shares of the Company’s common stock at an exercise price of $3.20 per share, exercisable on or before three years from the date of grant. As of March 31, 2009, the fair value of the put warrant was $54,000.

Debt Issuance Costs
The issuance costs directly associated with the Notes and the put warrant aggregated $2,522,497.  The amount was capitalized as deferred debt issuance costs, and is being amortized using the effective interest rate method over the term of the convertible loan, with the amounts amortized being recognized as interest expense. Any unamortized debt issuance costs remaining at the date of conversion of the loan will be recognized as interest expense in the period the conversion takes place. As of March 31, 2009, the deferred debt issuance costs were approximately $1,649,000.

NOTE 14 DEFINED CONTRIBUTION RETIREMENT PLANS

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

NOTE 15 PRC STATUTORY RESERVES

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

NOTE 16 ASSET RETIREMENT OBLIGATIONS

According to the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” of the PRC, mining companies causing damages to cultivated land, grassland or forest are required to restore the land to a state approved by the local governments. The local governments administering the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” on the Company’s two mines, “Sumochaganaobao Fluorite Mine” and “Mining site No. 2”, have confirmed that the Company is not required to restore or rehabilitate the two mining sites because those two mining sites are located at distant areas and the Company’s mining and extraction activities have not affected the surrounding environment. The Company’ property, machinery and mining assets related to those two mining sites at December 31, 2008 and March 31, 2009 were not subject to an asset retirement obligation.

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

NOTE 17 OPERATING RISK

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

NOTE 18 COMMITMENTS AND CONTINGENCIES

General
The Company follows SFAS No. 5, Accounting for Contingencies , in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

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

Capital commitment
	March 31,	December 31,
	2009	2008
	(In thousands)	(In thousands)
Purchase of machinery - within one year	$456	$456
Acquisition or construction of buildings-within one year	9	9
	$465	$465

NOTE 19 SEGMENT INFORMATION

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

The segment data presented below was prepared on the same basis as the Company’s consolidated financial statements.

		Nonferrous
Three months ended March 31, 2009	Fluorite	metals	Consolidated

Segment revenue	$619	$-	$619
Inter-segment revenue	-	-	-
Revenue from external customers	$619	$-	$619

Segment (loss) profit	$(791)	$(628)	$(1,419)

Unallocated corporate expenses			$(939)
Income before income taxes and minority interests			$(2,358)

Total segment assets	$37,279	$27,657	$64,936
Inter-segment receivables	(15,730)	2,500	(13,230)
	$21,549	$30,157	$51,706
Deferred debt issuance costs			1,649
Other unallocated corporate assets			72
			$53,427
Other segment information:
Depreciation and amortization	$739	$319	$1,058
Expenditure for segment assets	$31	$-	$31

		Nonferrous
Three months ended March 31, 2008	Fluorite	metals	Consolidated

Segment revenue	$663	$81	$744
Inter-segment revenue	-	-	-
Revenue from external customers	$663	$81	$744

Segment (loss) profit	$(323)	$(784)	$(1,107)

Unallocated corporate expenses			$(2,267)
Income before income taxes and minority interests			$(3,374)

Total segment assets	$48,998	$55,711	$104,709
Inter-segment receivables	(25,759)	(21,709)	(47,468)
	$23,239	$34,002	$57,241
Deferred debt issuance costs			2,128
Other unallocated corporate assets			501
			$59,870
Other segment information:
Depreciation and amortization	$198	$261	$459
Expenditure for segment assets	$80	$466	$546

The following summarizes identifiable assets by geographic area:
	March 31,	December 31,
	2009	2008
	(In thousands)	(In thousands)
China	$40,794	$42,343
Kyrgyzstan	10,897	10,914
Unallocated corporate assets	1,736	1,756
	$53,427	$55,013

The following summarizes operating losses before provision for income tax:
	Three Months Ended March 31,
	2009	2008
	(In thousands)	(In thousands)
China	$(1,261)	$(763)
Kyrgyzstan	(158)	(344)
Unallocated corporate operating losses	(939)	(2,267)
	$(2,358)	$(3,374)

NOTE 20 OTHER INCOME, NET

	Three Months Ended March 31,
	2009	2008
	(In thousands)	(In thousands)
Exchange (loss) gain	$(30)	$367
Donation		(4)
Others	(1)	(6)
	$(31)	$357

NOTE 21 EARNINGS PER SHARE

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share from continuing and discontinued operations for the periods presented (amounts in thousands, except per share data):

	Three months ended March 31,
	2009	2008
	(In thousands, except per share data)	(In thousands, except per share data)

Income (loss) from operations available to common shareholders:
Basic and Diluted	$(2,380)	$(3,409)

Weighted average number of shares:
Basic and Diluted	22,215	22,215

Earnings (loss) per share from operations
- Basic and Diluted	$(0.11)	$(0.15)

As the convertible notes, warrants and options have an anti-dilutive effect on the earnings per share for the three months ended March 31, 2009 and 2008, they were not included in the calculations of diluted earnings per share.

NOTE 22 CONCENTRATIONS OF CUSTOMERS AND SUPPLIERS

The Company had three main customers who contributed approximately $564,000 or 91% of the Company’s consolidated net revenue for the three months ended March 31, 2009. For the same period of 2008, the Company had four main customers who contributed approximately $731,000 or 98% of the Company’s consolidated net revenue.

The following table shows the Company’s major customers (10% or more of consolidated net revenue) for the three months ended March 31, 2009:

		Revenue	Percentage
Number	Customer	In thousands	(%)
1	Laiwu Steel Ltd	$257	42%
2	Handan Hongzhi Ltd	239	39%
3	Xinxing Ductile Iron Pipes Co., Ltd	68	11%
TOTAL		$564	92%

The following table shows our major customers (10% or more of consolidated net revenue) for the three months ended March 31, 2008:

		Revenue	Percentage
Number	Customer	(In thousands)	(%)
1	Laiwu Steel Co., Ltd	$344	46%
2	Inner Mongolia Huadesanli Trading Co.	155	21%
3	HanDan Hongzhi Co.	151	20%
4	Jianxiang Trading Co.	81	11%
TOTAL		$731	98%

In the first three months of 2009, the Company had no concentrated suppliers.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this quarterly report. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of the Annual Report on Form 10-K filed on April 15, 2009. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

In July 2006, Xingzhen Mining began a project at Keyinbulake Multi-Metal Mine in Buerjin County, Aletai Zone, Xinjiang Uygur Autonomous Region. The project has a mining and processing capacity of 200,000 metric tons of mineralized zinc-copper material per year. It went into trial production at the end of the second quarter of 2008 and produced 1,850 metric tons of zinc concentrates and 108 metric tons of copper concentrates in 2008. In 2009, with the lower price of zinc and copper, the Company will produce 30,000 metric tons of zinc oxide ore and sell directly without further processing, and process 70,000 metric tons of ore to produce 8,700 metric tons of zinc concentrate, and 1,900 metric tons of copper concentrate if we have satisfactory test results for high grade ore dressing or the prices of copper and zinc do not continue to fall.

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

Increased Exploration Activities

• Keyinbulake Copper-Zinc Mine

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

Acquiring More Mineral Resources

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

On January 31, 2008, the Company’s common stock was listed on the American Stock Exchange, now called “NYSEAmex”.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2009 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

Selected information from the Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2009	2008
	(in thousands)	(in thousands)

Net revenue	$619	$744
Gross profit	62	192
- Gross profit margin	10.10%	25.81%
General and administrative expenses	1,423	1,974
Interest expenses	962	1,931
Net income (loss)	$(2,380)	$(3,409)

REVENUES. Net revenues for the three months ended March 31, 2009 were $0.62 million, representing a $0.12 million or 17% decrease as compared to the same period of 2008. Due to depressed non-ferrous metal prices, the Company ceased production of its non-ferrous metal segment in the first quarter of 2009

GROSS PROFIT AND GROSS PROFIT MARGIN. For the three months ended March 31, 2009, gross profit was $62,000, which decreased by approximately 68% from $192,000 in gross profit for the same period of 2008; Gross profit margin dropped from approximately 26% for the three months ended March 31 2008 to approximately 10% for the same period of 2009. The decline was mainly due to the significant increase in transport costs by Xiangzhen Mining.

GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended March 31, 2009, general and administrative expenses decreased by approximately $0.55 million to $1.42 million as compared to $1.97 million for the three months ended March 31, 2008. The decrease in general and administrative expenses was primarily due to the Company’s tightening of its control of expenses in the current economic crisis.

INTEREST EXPENSE.   Interest expense decreased approximately $969,000 for the three months ended March 31, 2009 as compared to the same period of 2008. The decrease in interest expense was mainly due to the difference in revaluation of the warrant liability.

NET LOSS. Net loss for the three months ended March 31, 2009 was $2.4 million, a difference of $1 million compared to net loss of $3.4 million for the same period of 2008.  Basic loss per share were $0.11 and $ 0.15 for the three months ended March 31, 2009 and 2008, respectively.

SEGMENT PERFORMANCE ANALYSIS

	Segment revenue		Segment profit (loss)
(amounts in thousand)	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2009	2008	2009	2008

Fluorite	$619	$663	$(791)	$(323)

Nonferrous metals	$-	$81	$(628)	$(784)

Fluorite

For the first quarter of 2009, fluorite segment revenue decreased by 7% to $0.62 million, as compared to $0.66 million for the same period of 2008. The old plant did not operate at full capacity as a result of relocation of equipment to the new plant. The new plant started production, but has made little contribution to revenue because of technological difficulties.

Our fluorite segment reported a segment loss of $0.79 million for the three months ended March 31, 2009, compared to a segment loss of $0.32 million in the same period of 2008.

Nonferrous Metals

Due to depressed non-ferrous metal prices, the Company ceased production of its non-ferrous metal segment in the first quarter of 2009.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $0.29 million as of March 31, 2009, a increase of $85,000 as compared to the balance as of December 31, 2008 of $0.205 million.

Net cash used in operating activities for the three months ended March 31, 2009 was $87,000 as compared to $68,000 provided in the same period in 2008. The decrease in operating cash flows was mainly due to the decrease in loss from operations as compared to the same period of 2008.

Net cash used in investing activities for the three months ended March 31, 2009 were $31,000, which was mainly for capital expenditures for mining development and capacity expansion projects at Xiangzhen Mining

Net cash inflows from financing activities for the three months ended March 31, 2009 were zero.  The Company did not secure any loans in the three months ended March 31, 2009.

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

On April 16, 2009, the Company received a notice of default from Best Tone Holdings Limited, as the subsequent purchaser of the Company’s Notes, pursuant to Section 6.01(d) of the Indenture dated December 27, 2006 between the Company and the Trustee, Bank of New York, stating that the Company failed to achieve certain minimum EBITDA targets for the fiscal quarters ended March 31, June 30, and September 30, 2008 and demanding that the Company remedy such defaults. Pursuant to Section 6.01(d) of the Indenture, if the Company fails to cure such defaults within 14 days after such notice of default was given to the Company, such failure would constitute an event of default and the Trustee or the holders of 25% in principal amount of Notes may, pursuant to Section 6.02 of the Indenture declare the principal of all such Notes, together with all accrued but unpaid interest, if any, to be due and payable by notice in writing, and as a result, the payment of $28,000,000, the total amount of the Notes due may be accelerated and become Company’s direct financial obligation immediately

On May 8, 2009, the Company received a notice of acceleration from Best Tone Holdings Limited with respect to the Notes stating that the Company’s failure to achieve certain minimum EBITDA targets for the fiscal quarters ended March 31, June 30, and September 30, 2008 continued without being remedied within 14 days after the notice of default and that the principal amount of the Notes, together with all accrued but unpaid interest, if any, are accelerated and immediately due and payable. The Company is currently in discussions with Best Tone Holdings Limited regarding the notice of acceleration.

Detachable Warrants
Together with the issuance of the Notes, the Company issued a put warrant to one of the Company’s financial advisors in the transaction for the purchase of 875,000 shares of the Company’s common stock at an exercise price of $3.20 per share, exercisable on or before three years from the date of grant. As of March 31, 2009, the fair value of the put warrant was $54,000.

Debt Issuance Costs
The issuance costs directly associated with the Notes and the put warrant aggregated $2,522,497.  The amount was capitalized as deferred debt issuance costs, and is being amortized using the effective interest rate method over the term of the convertible loan, with the amounts amortized being recognized as interest expense. Any unamortized debt issuance costs remaining at the date of conversion of the loan will be recognized as interest expense in the period the conversion takes place. As of March 31, 2009, the deferred debt issuance costs were approximately $1,649,000.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. This evaluation was done under the supervision and with the participation of our principal executive officer and principal financial officer. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treasury Commission. Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer have concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of U.S. GAAP as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered “material weaknesses”. The Public Company Accounting Oversight Board has defined a material weakness as a “deficiency, or combination of deficiencies, in internal control over financial reporting (ICFR) such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s ICFR” .

The significant deficiencies we identified in the prior year in our internal controls and disclosure controls related to the application of U.S. GAAP were in adopting an inappropriate period to depreciate and amortize property, plant and equipment, including extraction and exploration rights; inappropriate capitalization of exploration expenses; and inappropriate classification of balance sheet and income statement balances. These deficiencies, when taken together, resulted in a conclusion that the Company’s controls suffered from a material weakness as of December 31, 2006. In 2007, we have remedied all these significant deficiencies except the failure to provide for an allowance for doubtful accounts in accordance with the Company’s policy by means of implementation of the remediation program we planned in the prior year. This deficiency still resulted in a conclusion that the Company’s disclosure controls and procedures suffered from a material weakness as of March 31, 2009.

Because of the identification of the misapplication of U.S. GAAP, our management has concluded that, as of March 31, 2009, our internal controls over financial reporting were not effective.

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

2) Improving the collection from our head office and our subsidiaries of financial data required to produce U.S. GAAP statements, standardizing the data collection procedures and assigning data collection responsibilities to designated personnel; and

3) Implementing the appropriate procedures to provide for an allowance for doubtful accounts in accordance with the Company’s policy.

We will continue these efforts until we are satisfied that all “material weaknesses” have been eliminated. We expect that resolution of all of these issues will take place before the end of 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factor

Not required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Our current reports on Forms 8-K filed with the Securities and Exchange Commission on April 22, 2009 and May 13, 2009 are incorporated by reference herein in their entirety.

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

CHINA SHEN ZHOU MINING & RESOURCES, INC.

Date: May 13, 2009	By:	/s/ Xiaojing Yu
Xiaojing Yu, Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2009	By:	/s/ Jiusheng Zhang
Jiusheng Zhang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)