Form 10-Q
period 2009-06-30
CHINA SHEN ZHOU MINING & RESOURCES, INC.
filed 2009-08-12
CIK 790024

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009
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

As of August 12, 2009, the Registrant had 22,214,514 shares of common stock outstanding.

  China Shen Zhou Mining & Resources, Inc .

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$606	$205
Accounts receivable, net	785	561
Other deposits and prepayments, net	1,413	1,167
Inventories	3,237	2,958
Total current assets	6,041	4,891

Prepayment for office rent	400	505
Available for sale investment	147	146
Property, machinery and mining assets, net	46,892	47,716
Deferred debt issuance costs	1,544	1,755
Total assets	$55,024	$55,013

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,792	$3,471
Fair value of detachable warrants liability	93	33
Short term bank loans	3,630	1,756
Other payables and accruals	5,565	4,794
Taxes payable	143	411
Due to related parties	2,226	2,666
Convertible notes payable	25,826	-
Total current liabilities	41,275	13,131

Convertible notes payable	-	24,251
Total liabilities	$41,275	$37,382

Minority interests	-	22

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Amounts in thousands, except share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

STOCKHOLDERS’ EQUITY:
Common Stock, $0.001 par value:
Authorized – 50,000,000 shares (2008: 50,000,000 shares)
Issued and outstanding 22,214,514shares	$22	$22
Additional paid-in capital	25,251	25,251
PRC statutory reserves	1,672	1,672
Accumulated other comprehensive income	4,206	4,020
Accumulated deficit	(17,402)	(13,356)
Total stockholders’ equity	13,749	17,609
Total liabilities and stockholders’ equity	$55,024	$55,013

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue	$726	$1,177	$1,345	$1,921
Cost of sales	566	1,225	1,123	1,777
Gross profit (loss)	160	(48)	222	144

Operating expenses:
Selling and distribution expenses	14	18	18	36
General and administrative expenses	848	2,418	2,271	4,392
Total operating expenses	862	2,436	2,289	4,428

Net loss from operations	(702)	(2,484)	(2,067)	(4,284)

Other income (expense):
Interest expense	(997)	86	(1,959)	(1,845)
Other, net	(11)	185	(42)	542
Total other income (expense)	(1,008)	271	(2,001)	(1,303)

Loss from operations before income taxes and minority interests	(1,710)	(2,213)	(4,068)	(5,587)

Income tax benefit	-	94	-	44

Loss from operations before minority interests	(1,710)	(2,119)	(4,068)	(5,543)

Minority interests	44	30	22	45

Net loss	(1,666)	(2,089)	(4,046)	(5,498)

Other comprehensive income:
Foreign currency translation adjustments	(5)	533	186	1,556
Comprehensive loss	$(1,671)	$(1,556)	$(3,860)	$(3,942)

Net loss per common share
– basic and diluted	$(0.07)	$(0.09)	$(0.18)	$(0.25)

Weighted average common shares outstanding
- Basic and Diluted	22,215	22,215	22,215	22,215

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Six Months Ended
	June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Loss from operations	$(4,046)	$(5,498)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,361	2,248
Deferred income tax benefits	-	(77)
Fair value adjustment of warrants	60	(72)
Prepayment for office rent	105	-
Accrual of coupon interests and accreted principal	774	736
Amortization of deferred financing costs	802	783
Amortization of debt issuance costs	211	206
Minority interests	(22)	(37)
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	(224)	1,221
Deposits and prepayments	(246)	(1,118)
Inventories	(279)	(2,988)
Increase (decrease) in -
Accounts payable	321	761
Other payables and accruals	758	2,496
Taxes payable	(268)	(65)
Due to related parties	(441)	259
Net cash used in operating activities	(1,134)	(1,145)

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
	For the Six Months Ended
	June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from investing activities:
Purchases of property, machinery and mining assets	$(514)	$(932)
Net cash used in investing activities	(514)	(932)

Cash flows from financing activities:
Proceeds from short-term borrowings	$1,874	$435
Net cash provided by financing activities	1,874	435

Foreign currency translation adjustment	175	(620)

Net increase (decrease) in cash and cash equivalents	401	(2,262)

Cash and cash equivalents at the beginning of the period	205	2,949
Cash and cash equivalents at the end of the period	$606	$687

Non-cash investing and financing activities
(None)

Supplemental disclosures of cash flow information
Cash paid for interest expenses	$110	$85
Cash paid for income tax	$-	$-

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

On January 31, 2008, the Company’s common stock was listed on the American Stock Exchange, now called “NYSE Amex”.

At June 30, 2009, the subsidiaries of China Shen Zhou Mining & Resources, Inc. are as follows:

Name	Domicile and Date of Incorporation	Paid-in Capital		Percentage of Effective Ownership	Principal Activities

American Federal Mining Group, Inc. (“AFMG”)	Illinois November 15, 2005	USD	10	100%	Investments holdings

Inner Mongolia Xiangzhen Mining Industry Group Co. Ltd. (“Xiangzhen Mining”)	The PRC July 3,2002	RMB	88,860,699	100%	Acquisition, exploration and extraction, and development of natural resource properties

Inner Mongolia Wulatehouqi Qianzhen Ore Processing Co., Ltd. (“Qianzhen Mining”)	The PRC September 22, 2002	RMB	37,221,250	100%	Sales and processing of nonferrous metals and chemical products

Wulatehouqi Qingshan Non-Ferrous Metal Developing Company Ltd. (“Qingshan Metal”)	The PRC April 23, 1995 (Acquired on April 12, 2006)	RMB	4,100,000	60%	Exploration, extraction and processing of copper, zinc, lead etc

Xinjiang Buerjin County Xingzhen Mining Company (“Xingzhen Mining”)	The PRC April 10,2006 (Acquired on April 28, 2006)	RMB	1,000,000	90%	Exploration of solid metals, processing and sales of mining products.

Tun-Lin Limited Liability Company (“Tun-Lin”)	Kyrgyz Republic September 1,2005 (Acquired on November 26, 2007)	KGS	5,000	100% (a)	Investments holdings

Kichi-Chaarat Closed Joint Stock Company (“Kichi-Chaarat”)	Kyrgyz Republic September 17,1998 (Acquired on November 26, 2007)	KGS	10,000	100%(b)	Exploration, development, mining, and processing of gold, copper and other mineral products.
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

Going Concern-These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the Untied States of America on a “going concern” basis, which presumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company has incurred operating losses and negative cash flows from its operating activities for six months ended June 30, 2009 and the year ended December 31, 2008, as well as an accumulated deficit of approximately $17,402,000 and $13,356,000 and a working capital deficit of approximately $35,234,000 and $8,240,000 separately as of June 30,2009 and December 31, 2008.

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

Accounts Receivable
Accounts receivable are stated at cost, net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

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
	June 30, 2009	December 31, 2008
Balance sheet items, except for the registered and paid-up capital and retained earnings, as of period end	US$1=RMB6.8319 US$1=KGS43.2810	US$1=RMB6.8346 US$1=KGS39.4181

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008
Amounts included in the statements of operations, statements of changes in stockholders’ equity and statements of cash flows for the period	US$1=RMB6.8334 US$1=KGS42.1770	US$1=RMB7.0686 US$1=KGS36.2774

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

Comprehensive Income
SFAS No.130, Reporting Comprehensive Income , establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income includes foreign currency translation adjustments. Total foreign currency translation adjustments for the six months ended June 30, 2009 and 2008 were $186,000 and $1,156,000 respectively.

Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 . This statement was effective for June 1, 2008 and permits,, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company did not elect the fair value option for any of its qualifying financial instruments.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations , (“SFAS 141(R)”). This standard will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply the new standard for any future acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

In May 2008, the FASB issued Financial Statement Position (FSP) Accounting Principles Board (APB) 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2009. The Company adopted FSP APB 14-1 in the first quarter of the current fiscal year and is currently evaluating the potential impact, if any, that the adoption of FSP APB 14-1 might have on its results of operations and financial position.

In May 2009, Statement of Financial Accounting Standards No. 165 – Subsequent Events was issued. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Management intends to adopt this new standard with the filing of the second quarter interim financial statements. The adoption of this new standard is not expected to have a material impact on the financial statements of the Company.

In June 2009, the FASB approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification which changes the referencing of financial standards is effective for interim or annual periods ending after September 15, 2009. Therefore in the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Company’s financial position or results of operations, upon adoption.
A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

NOTE 4 ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30, 2009	December 31, 2008
	(In thousands)	(In thousands)

Accounts receivable	$836	$612
Less: Allowance for doubtful accounts	(51)	(51)
	$785	$561

The activities in the Company’s allowance for doubtful accounts are summarized as follows:

	June 30, 2009	December 31, 2008
	(In thousands)	(In thousands)

Balance at the beginning of the year	$51	$53
Add: provision during the year	-	(2)
Balance at the end of the year	$51	$51

NOTE 5 DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following:
	June 30, 2009	December 31, 2008
	(In thousands)	(In thousands)
Prepayments and advances (a)	$1,136	$963
Other receivables	277	204
	$1,413	$1,167

(a)	Prepayments and advances as of June 30, 2009 and December 31, 2008 include payments of $841,981 and $936,237 to two mining service providers, respectively.

NOTE 6 INVENTORIES

Inventories consist of the following:
	June 30,	December 31,
	2009	2008
	(In thousands)	(In thousands)
Raw materials	$957	$737
Unprocessed ore	1,057	1,276
Consumables	47	41
Finished goods and semi-manufactured goods	1,176	904
	$3,237	$2,958

NOTE 7 PROPERTY, MACHINERY AND MINING ASSETS, NET

Property, machinery and mining assets consist of the following:
	June 30,	December 31,
	2009	2008
	(Inthousands)	(In thousands)

Land use rights	$1,837	$1,700
Buildings	12,964	12,995
Machinery	10,580	10,140
Mining assets	8,208	8,205
Motor vehicles	1,397	1,401
Equipment	384	350
Extraction rights	19,008	19,004
Exploration rights	-	1,683
Construction in progress	2,066	2,115
	56,444	57,593
Less:
Accumulated depreciation and amortization	(9,447)	(9,772)
Impairment provision	(105)	(105)
	$46,892	$47,716

Depreciation and Amortization
Depreciation and amortization expense in aggregate for the six months ended June 30, 2009 and 2008 was approximately $1.36 million and $2.25 million, respectively. Depreciation and amortization expense in aggregate for the three months ended June 30, 2009 and 2008 was approximately $0.30 million and $1.79 million, respectively.

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

NOTE 8 DEBT ISSUANCE COSTS

The issuance costs directly associated with the Notes and the put warrant aggregated $2,522,497.  The amount was capitalized as deferred debt issuance costs, and is being amortized using the effective interest rate method over the term of the convertible loan, with the amounts amortized being recognized as interest expense. Any unamortized debt issuance costs remaining at the date of conversion of the loan will be recognized as interest expense in the period the conversion takes place. As of June 30, 2009 and December 31, 2008, the deferred debt issuance costs were approximately $1,544,000 and $1,755,000, respectively.

NOTE 9 WARRANTS LIABILITY

In connection with the issuance of the convertible notes (as further described in Note 13), the Company issued a put warrant to one of the Company’s financial advisors for the purchase of 875,000 shares of the Company’s common stock at an exercise price of $3.20 per share, exercisable at any time, or from time to time, during the period commencing from January 1, 2007 through January 1, 2010 (the “Termination Date”). The Company has had the fair value of the put warrant computed by using the Black Scholes model. As of June 30, 2009, the fair value of the put warrant is approximately $93,000 with the following significant assumptions used in the Black-Scholes model:

	As of June 30, 2009	As of December 31, 2008

Risk-free interest rate	0.320%	0.343%
Expected volatility	107.03%	159.23%
Term	0.50 years	1 years

In the event that the warrant holder elects not to exercise the warrant, the Company shall repurchase this warrant for cash at an aggregate purchase price of $50,000.

NOTE 10 SHORT-TERM BANK LOANS

	June 30,	December 31,
Short-term bank loans consist of the following:	2009	2008
	(in thousands)	(in thousands)
10.85% note payable to Baiyin Credit Union matures on February 14, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining		220
10.85% note payable to Baiyin Credit Union matures on February 14, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining		102
8.50% note payable to Baiyin Credit Union matures on March 26, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity,which is in the name of a related party		351
9.99% note payable to Baiyin Credit Union matures on May 21, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Xiangzhen Mining		878
8.22% note payable to Baiyin Credit Union matures on August 15, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining and secured by the time deposit of Ms. Xiaojing Yu , a director of the Company	117	117
6.37% note payable to Baiyin Credit Union matures on December 26, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining and secured by the time deposit of Ms. Helin Cui , a director of the Company	88	88
9.99% note payable to Baiyin Credit Union matures on November 21, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Xiangzhen Mining	878
8.26% note payable to Baiyin Credit Union matures on August 13, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	220
8.26%% note payable to Baiyin Credit Union matures on August 13, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	102
8.50% note payable to Baiyin Credit Union matures on September 24, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity, which is in the name of a related party and guaranteed by Xiangzhen Mining	351
7.65% note payable to China Citic Bank matures on May 21, 2010,guaranteed by Xiangzhen Mining (a)	1,464
12.21% note payable to Wulatehouqi Credit Union matures on March 11, 2010 , which is in the name of a related party and guaranteed by Qianzhen Mining	410
	$3,630	$1,756

(a)	This loan is collateralized with Xiangzhen’s extraction right.

NOTE 11 OTHER PAYABLES AND ACCRUALS

Other payables and accruals consist of the following:
	June 30,	December 31,
	2009	2008
	(In thousands)	(In thousands)
Accrued debt issuance costs（a）	$53	$53
Receipts in advance	1,552	1,142
Accruals for payroll, bonus and other operating expenses	464	343
Payables for construction service vender	475	1,047
Others payables	3,021	2,209
	$5,565	$4,794

(a)	The balance mainly represents outstanding legal service fees payable in connection with the issuance of the convertible notes.

NOTE 12 DUE TO RELATED PARTIES

Due to related parties consist of the following:

	June 30,	December 31,
	2009	2008
	(In thousands)	(In thousands)
Due to directors of the Company:
Ms. Xiao Jing Yu, CEO of the Company (a)	$170	$270
Mr. Xue Ming Xu, COO of the Company (b)	101	239
Mr. Cui He Lin , Director of the Company(c)	1	73
Due to Wulatehouqi Mengxin Co., Ltd, the minority Shareholder of Xingzhen Mining (d)	1,537	1,463
Due to Mr. Xiao Ming Yu, General Manager of Xiangzhen (e)	417	621
	$2,226	$2,666

Amounts due to related parties are interest-free, unsecured and have no fixed terms of repayment.

(a)	Ms.Yu is the CEO of the Company.

(b)	Mr.Xu is the COO of the Company.

(c)	Mr.Cui is a director of the Company.

(d)	Wulatehouqi Mengxin Co., Ltd is the minority shareholder of Xingzhen Mining.

(e)	Mr.Yu is the General Manager of Xiangzhen Mining.

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

On April 16, 2009, the Company received a notice of default from Best Tone Holdings Limited, as the subsequent purchaser of the Company’s Notes,  pursuant to Section 6.01(d) of the Indenture  dated December 27, 2006 between the Company and the Trustee, Bank of New York, stating that  the Company failed to achieve certain minimum EBITDA targets for the fiscal quarters ended March 31, June 30, and September 30, 2008 and demanding that the Company remedy such defaults.  Pursuant to Section 6.01(d) of the Indenture, if the Company fails to cure such defaults within 14 days after such notice of default was given to the Company, such failure would constitute an event of default and the Trustee or the holders of 25% in principal amount of Notes may, pursuant to Section 6.02 of the Indenture declare the principal of all such Notes, together with all accrued but unpaid interest, if any, to be due and payable by notice in writing, and as a result, the payment of $28,000,000, the total amount of the Notes due may be accelerated and become Company’s direct financial obligation immediately

On May 8, 2009, the Company received a notice of acceleration from Best Tone Holdings Limited with respect to the Senior Notes stating that the Company’s failure to achieve certain minimum EBITDA targets for the fiscal quarters ended March 31, June 30, and September 30, 2008 continued without being remedied within 14 days after the Notice of Default and that the principal amount of the Senior Notes, together with all accrued but unpaid interest, if any, are accelerated and immediately due and payable.  The Company is currently in discussions with Best Tone Holdings Limited regarding the remedy of the default stated in the Notice of Default.

Detachable Warrants
Together with the issuance of the Notes, the Company issued a put warrant to one of the Company’s financial advisors in the transaction for the purchase of 875,000 shares of the Company’s common stock at an exercise price of $3.20 per share, exercisable on or before three years from the date of grant. As of June 30, 2009, the fair value of the put warrant was $93,000.

Debt Issuance Costs
The issuance costs directly associated with the Notes and the put warrant aggregated $2,522,497.  The amount was capitalized as deferred debt issuance costs, and is being amortized using the effective interest rate method over the term of the convertible loan, with the amounts amortized being recognized as interest expense. Any unamortized debt issuance costs remaining at the date of conversion of the loan will be recognized as interest expense in the period the conversion takes place. As of June 30, 2009, the deferred debt issuance costs were approximately $1,544,000.

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

NOTE 16 ASSET RETIREMENT OBLIGATIONS

According to the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” of the PRC, mining companies causing damages to cultivated land, grassland or forest are required to restore the land to a state approved by the local governments. The local governments administering the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” on the Company’s two mines, “Sumochaganaobao Fluorite Mine” and “Mining site No. 2”, have confirmed that the Company is not required to restore or rehabilitate the two mining sites because those two mining sites are located at distant areas and the Company’s mining and extraction activities have not affected the surrounding environment. The Company’ property, machinery and mining assets related to those two mining sites at December 31, 2008 and June 30, 2009 were not subject to an asset retirement obligation.

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

Capital commitment
	June 30, 2009	December 31, 2008
	(In thousands)	(In thousands)
Purchase of machinery - within one year	$394	$456
Acquisition or construction of buildings-within one year	8	9
	$402	$465

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

The segment data presented below was prepared on the same basis as the Company’s consolidated financial statements.
		Nonferrous
Six months ended June 30, 2009	metals	Fluorite	Consolidated

Segment revenue	$1,257	$88	$1,345
Inter-segment revenue	-	-	-
Revenue from external customers	$1,257	$88	$1,345

Segment (loss) profit	$(1,012)	$(1,016)	$(2,028)

Unallocated corporate expenses			$(2,040)
Income before income taxes and minority interests			$(4,068)

Total segment assets	$38,952	$27,585	$66,537
Inter-segment receivables	(15,733)	2,674	(13,059)
	$23,219	$30,259	$53,478
Deferred debt issuance costs			1,544
Other unallocated corporate assets			2
			$55,024
Other segment information:
Depreciation and amortization	$734	$627	$1,361
Expenditure for segment assets	$452	$145	$597

Six months ended June 30, 2008	metals	Nonferrous Fluorite	Consolidated

Segment revenue	$1,055	$866	$1,921
Inter-segment revenue
Revenue from external customers	$1,055	$866	$1,921

Segment (loss) profit	$(1,615)	$(1,608)	$(3,223)

Unallocated corporate expenses			$(2,364)
Income before income taxes and minority interests			$(5,587)

Total segment assets	$51,562	$57,916	$109,478
Inter-segment receivables	(25,968)	(22,920)	(48,888)
	$25,594	$34,996	$60,590
Deferred debt issuance costs			1,964
Other unallocated corporate assets			70
			$62,624
Other segment information:
Depreciation and amortization	$1,333	$915	$2,248
Expenditure for segment assets	$83	$849	$932

The following summarizes identifiable assets by geographic area:
	June 30,	December 31,
	2009	2008
	(In thousands)	(In thousands)
China	$42,414	$42,343
Kyrgyzstan	11,050	10,914
Unallocated corporate assets	1,560	1,756
	$55,024	$55,013

The following summarizes operating losses before provision for income tax:
	Six Months Ended June 30,
	2009	2008
	(In thousands)	(In thousands)
China	$(1,782)	$(2,551)
Kyrgyzstan	(246)	(672)
Unallocated corporate operating losses	(2,040)	(2,364)
	$(4,068)	$(5,587)

NOTE 20 OTHER INCOME, NET

	Six Months Ended June 30,
	2009	2008
	(In thousands)	(In thousands)
Exchange (loss) gain	$(57)	$585
Subsidies	23	-
Donation	(1)	(33)
Others	(7)	(10)
	$(42)	$542

NOTE 21 EARNINGS PER SHARE

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share from continuing and discontinued operations for the periods presented (amounts in thousands, except per share data):

	Six months ended June 30,
	2009	2008
	(In thousands, except per share data)	(In thousands, except per share data)

Income (loss) from operations available to common shareholders:
Basic and Diluted	$(4,046)	$(5,498)

Weighted average number of shares:
Basic and Diluted	22,215	22,215

Earnings (loss) per share from operations
- Basic and Diluted	$(0.18)	$(0.25)

As the convertible notes, warrants and options have an anti-dilutive effect on the earnings per share for the six months ended June 30, 2009 and 2008, they were not included in the calculations of diluted earnings per share.

NOTE 22 CONCENTRATIONS OF CUSTOMERS AND SUPPLIERS

The Company had three main customers who contributed approximately $1.08 million or 81% of the Company’s consolidated net revenue for the six months ended June 30, 2009. For the same period of 2008, the Company had four main customers who contributed approximately $1.07 million or 55% of the Company’s consolidated net revenue.

The following table shows the Company’s major customers (10% or more of consolidated net revenue) for the Six months ended June 30, 2009:

Number	Customer	Revenue In thousands	Percentage (%)
1	Laiwu Steel Ltd	$358	27%
2	Handan Hongzhi Ltd	353	26%
3	Ningxia Jinhe Ltd	370	28%
TOTAL		$1,081	81%
The following table shows our major customers (10% or more of consolidated net revenue) for the Six months ended June 30, 2008:
		Revenue	Percentage
Number	Customer	(In thousands)	(%)
1	Laiwu Steel Ltd	$524	27%
2	Inner Mongolia Huadesanli Trading Ltd	352	18%
3	RuiPeng Mining Ltd	192	10%
TOTAL		$1,068	55%

As of June 30, 2009, accounts receivable total $0.79 million which consists of receivables from 17 customers.

The following table shows the receivable distribution of the Company’s major customers (10% or more of consolidated accounts receivable) as of June 30, 2009:
		Receivables	Percentage
Number	Customer	(In thousands)	(%)
1	Ningxia Jinhe Ltd	$366	47%
2	Handan Hongzhi Ltd	214	27%
3	Laiwu steel Ltd	82	10%
TOTAL		$662	84%

In the first Six months of 2009, the Company had no concentrated suppliers.

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

BUSINESS STRATEGY

Expansion of Production Capacity to Meet Demand

▼ Fluorite

We extracted approximately 122,000 metric tons of fluorite ore in 2008. In early 2006, we began a project at Xiangzhen Mining to produce 300,000 metric tons of fluorite ore, and the project was completed in November 2007. We expect to expand our extraction capacity to full in 2010. We will extract approximately 300,000 metric tons of fluorite ore per year after 2010.

We produced approximately 6,750 metric tons of fluorite powder in 2008. In early 2006, at our mine site, we started to build a plant with an annual processing capacity of 200,000 metric tons of fluorite ore. The new plant remained in trial production in 2008 and we have been engaged in solving certain technological problems related to the plant’s water supply. Xiangzhen had resumed production in May 2009. We had solved the plant’s water supply problems and started to produce refinedty fluorite powders in the second quarter of 2009. We expect our production and hence marketing to be normal in the third quarter of 2009, which will contribute to large increase in the profit margin in our business as compared to the second quarter of 2009. We expect to expand our processing capacity to full in 2010. After 2010, we expect to produce approximately 100,000 metric tons of refined fluorite powder per year.

▼ Zinc, Copper and Lead

Due to supply issues in non-ferrous ores, Qianzhen did not produce any non-ferrous concentrates in 2008. Taking advantage of the rapidly increasing price of concentrate sulphur, the Company changed to produce concentrate sulphur by utilizing accumulated sulphur-bearing tailings, in order to mitigate the impact of the supply issues on the Company’s production. The Company treated 77,463 metric tons of sulphur-bearing tailings and produced 18,000 metric tons of concentrate sulphur in 2008. No production is planned at Qianzhen Mining in 2009 due to the low grade of the ores supplied by Qingshan Metal and low price of copper. During this shutdown period, Qianzhen will look actively for partners with the help of the local governments and for opportunities to re-start production.

In July 2006, Xingzhen Mining began a project at Keyinbulake Multi-Metal Mine in Buerjin County, Aletai Zone, Xinjiang Uygur Autonomous Region. The project has a mining and processing capacity of 200,000 metric tons of mineralized zinc-copper material per year. It went into trial production at the end of the second quarter of 2008 and produced 1,850 metric tons of zinc concentrates and 108 metric tons of copper concentrates in 2008. From the forth quarter of 2008 to the first half year of 2009, Xingzhen Mining had ceased production due to the low price of zinc and copper and atrocious weather in Xinjiang Uygur Autonomous Region. Xingzhen Mining just restarted in June 2009, and will have normal operation and sales in the third quarter of 2009.

In November 2007, we completed the acquisition of Tun-Lin Co. Ltd, a company that exists under the law of the Republic of Kyrgyzstan, which owns 100% of the equity in Kichi Chaarat, whose major asset is the subsoil use right for (i) mining for gold, copper and other metals within the Kuru-Tegerek licensed area; and (ii) exploration for gold, copper and other metals within the Kuru-Tegerek licensed area. The purpose of the acquisition was to enable the Company to explore, develop and mine the potential reserves of the Kuru-Tegerek licensed area. In July 2008, the development plan for the Kichi Chaarat deposit was approved by local authority.

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

The exploration activities listed above will be completed by a Geophysical Prospecting Team of Xinjiang Nonferrous Geophysical Prospecting Bureau with a total budget of approximately $0.58 million, which will be funded by a shareholder (natural person) of Xingzhen Mining.

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

On January 31, 2008, the Company’s common stock was listed on the American Stock Exchange, now called “NYSE Amex”.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2009 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

Selected information from the Consolidated Statements of Operations
	For the Three Months Ended June 31,
	2009	2008
	(in thousands)	(in thousands)

Net revenue	$726	$1,177
Gross profit (loss)	160	(48)
- Gross profit margin	22.0%	(4.1)%
General and administrative expenses	848	2,418
Interest expenses	997	(86)
Net income (loss)	$(1,666)	$(2,089)

REVENUES. Net revenues for the three months ended June 30, 2009 were $0.73 million, representing a $0.45 million or 38% decrease as compared to the same period of 2008. The decrease in net revenues is mainly because (i) Qianzhen Mining ceased its zinc processing operation which was materially impacted by a shortage of ore supplies, and (ii) Xingzhen just restarted production in June 2009 and had very low revenue in the second quarter of 2009. Xingzhen Mining will have normal production/sales in the third quarter of 2009.

GROSS PROFIT AND GROSS PROFIT MARGIN. For the three months ended June 30, 2009, gross profit was $160,000, which increased by approximately 433% from negative $48,000 in gross profit for the same period of 2008. Gross profit margin rose from approximately -4.1% for the three months ended June 30, 2008 to approximately 22.0% for the same period of 2009. The increase was mainly due to the significant decrease in mining costs by Xiangzhen Mining.

GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended June 30, 2009, general and administrative expenses decreased by approximately $1.57 million to $0.85 million as compared to $2.42 million for the three months ended June 30, 2008. The decrease in general and administrative expenses was primarily due to the Company’s tightening of its control of expenses in the current economic crisis.

INTEREST EXPENSE.   Interest expenses increased approximately $1.08 million for the three months ended June 30, 2009 as compared to the same period of 2008. The increase in interest expenses was mainly due to the difference in revaluation of the warrant liability.

NET LOSS. Net loss for the three months ended June 30, 2009 was $1.67 million, a difference of $0.42 million compared to net loss of $2.09 million for the same period of 2008.  Basic losses per share were $0.07 and $ 0.09 for the three months ended June 30, 2009 and 2008, respectively.

SEGMENT PERFORMANCE ANALYSIS

	Segment revenue		Segment profit (loss)
(amounts in thousand)	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2009	2008	2009	2008

Fluorite	$638	$393	$(220)	$(1,292)

Nonferrous metals	$88	$784	$(388)	$(825)

Fluorite

For the first quarter of 2009, fluorite segment revenue increased by 62% to $0.64 million, as compared to $0.39 million for the same period of 2008.

Our fluorite segment reported a segment loss of $0.22 million for the three months ended June 30, 2009, compared to a segment loss of $1.29 million in the same period of 2008. The decrease in segment loss was mainly due to the significant decrease in the new mineral processing plant preparation costs, depreciation and amortization expenses by Xiangzhen Mining.

Nonferrous Metals

Nonferrous metals segment revenue for the three months ended June 30, 2008 amounted to $88,000, representing a decrease of approximately $696,000 or 89% as compared to the same period of 2008. The performance of the nonferrous metals segment was materially because  (i) Qianzhen Mining ceased its zinc processing operation which was materially impacted by a shortage of ore supplies, and (ii) Xingzhen just restarted in June 2009 and had very little revenue in the second quarter of 2009.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2009 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2008

Selected information from the Consolidated Statements of Operations
	For the Six Months Ended June 30,
	2009	2008
	(in thousands)	(in thousands)

Net revenue	$1,345	$1,921
Gross profit	222	144
- Gross profit margin	16.51%	7.50%
General and administrative expenses	2,271	4,392
Interest expenses	1,959	1,845
Net income (loss)	$(4,046)	$(5,498)

REVENUES. Net revenues for the six months ended June 30, 2009 were $1.35 million, representing a $0.58 million or 30% decrease as compared to the same period of 2008. The decrease in net revenues is mainly because (i) Qianzhen Mining ceased its zinc processing operation which was materially impacted by a shortage of ore supplies, and (ii) Xingzhen just restarted in June 2009 and had very little revenue for the six months ended June 30, 2009.

 GROSS PROFIT AND GROSS PROFIT MARGIN. For the six months ended June 30, 2009, gross profit was $222,000 which increased by approximately 54% from $144,000 gross profit for the same period of 2008. Gross profit margin rose from 7.50% for the six months ended June 30 2008 to 16.51% for the same period of 2009. The increase was mainly because of the significant decrease in mining costs by xiangzhen Mining.

GENERAL AND ADMINISTRATIVE EXPENSES. For the six months ended June 30, 2009, general and administrative expenses decreased by approximately $2.12 million to $2.27 million in 2009 as compared to $4.39 million in 2008. The decrease in general and administrative expenses was primarily due to the Company’s tightening the control of expenses in the current economic crisis.

INTEREST EXPENSE.   Interest expenses increased approximately $114,000 for the six months ended June 30, 2009 as compared to the same period of 2008. The decrease in interest expenses is mainly due to the difference in revaluation of the warrant liability.

NET LOSS. Net loss for the six months ended June 30, 2009 was $4.04 million, a decrease of $1.46 million compared to net loss of $5.50 million for the same period of 2008. Basic losses per share were $0.18 and $ 0.25 for the six months ended June 30, 2009 and 2008, respectively.

SEGMENT PERFORMANCE ANALYSIS

	Segment revenue		Segment profit (loss)
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Fluorite	$1,257	$1,055	$(1,012)	$(1,615)

Nonferrous metals	$88	$866	$(1,016)	$(1,608)

Fluorite

For the first six months, fluorite segment revenue increased by 19% from $1.06 million for 2008 to $1.26 million for 2009.

Our fluorite segment reported a segment loss of $1.01 million for the six months ended June 30, 2009, compared to a segment loss of $1.62 million in the same period of 2008. The decrease in segment loss was mainly due to the significant decrease in the new mineral processing plant preparation costs, depreciation and amortization expenses by Xiangzhen Mining.

Nonferrous Metals

Nonferrous metals segment revenue for the six months ended June 30, 2009 amounted to $88,000, representing a decrease of approximately $778,000 or 90% as compared to the same period of 2008. The performance of the nonferrous metals segment was materially impacted by the cessation of ore processing operations of Qianzhen Mining, which experienced a shortage of ore supplies as raw material.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $0.606 million as of June 30, 2009, an increase of $0.401 million as compared to the balance at December 31, 2008 of $0.205 million.

Net cash used in operating activities for the six months ended June 30, 2009 was $1.13 million as compared to $1.15million used in the same period in 2008. The decrease in operating cash flows was mainly due to the decreases in Loss from operations as compared to the same period of 2008.

Net cash used in investing activities for the six months ended June 30, 2009 were $514,000, which was mainly for capital expenditures for mining development and capacity expansion projects at Xiangzhen Mining.

Net cash inflows from financing activities for the six months ended June 30, 2009 were 1.87 million, which was mainly due to proceeds from short-term borrowings.

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

On April 16, 2009, the Company received a notice of default from Best Tone Holdings Limited, as the subsequent purchaser of the Company’s Notes,  pursuant to Section 6.01(d) of the Indenture  dated December 27, 2006 between the Company and the Trustee, Bank of New York, stating that  the Company failed to achieve certain minimum EBITDA targets for the fiscal quarters ended March 31, June 30, and September 30, 2008 and demanding that the Company remedy such defaults.  Pursuant to Section 6.01(d) of the Indenture, if the Company fails to cure such defaults within 14 days after such notice of default was given to the Company, such failure would constitute an event of default and the Trustee or the holders of 25% in principal amount of Notes may, pursuant to Section 6.02 of the Indenture declare the principal of all such Notes, together with all accrued but unpaid interest, if any, to be due and payable by notice in writing, and as a result, the payment of $28,000,000, the total amount of the Notes due may be accelerated and become Company’s direct financial obligation immediately

On May 8, 2009, the Company received a notice of acceleration from Best Tone Holdings Limited with respect to the Senior Notes stating that the Company’s failure to achieve certain minimum EBITDA targets for the fiscal quarters ended March 31, June 30, and September 30, 2008 continued without being remedied within 14 days after the Notice of Default and that the principal amount of the Senior Notes, together with all accrued but unpaid interest, if any, are accelerated and immediately due and payable.  The Company is currently in discussions with Best Tone Holdings Limited regarding the remedy of the default stated in the Notice of Default.

Detachable Warrants
Together with the issuance of the Notes, the Company issued a put warrant to one of the Company’s financial advisors in the transaction for the purchase of 875,000 shares of the Company’s common stock at an exercise price of $3.20 per share, exercisable on or before three years from the date of grant. As of June 30, 2009, the fair value of the put warrant was $93,000.

Debt Issuance Costs
The issuance costs directly associated with the Notes and the put warrant aggregated $2,522,497.  The amount was capitalized as deferred debt issuance costs, and is being amortized using the effective interest rate method over the term of the convertible loan, with the amounts amortized being recognized as interest expense. Any unamortized debt issuance costs remaining at the date of conversion of the loan will be recognized as interest expense in the period the conversion takes place. As of June 30, 2009, the deferred debt issuance costs were approximately $1,544,000.

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

The Company’s detachable warrants liability (as further described in Note 9) is measured and recorded at fair value on a recurring basis on the Company’s Consolidated Balance Sheets and their levels within the fair value hierarchy during the three months ended June 30, 2009 are presented in the following tabular form:

(In thousands) As of June 30, 2009	Fair Value
	Level 1	Level 2	Level 3	Total
Warrants liability	$—	$93	$—	$93

The following is the reconciliation of the fair value of the warrants liability between December 31, 2008and June 30, 2009:

Balance of warrants liability at December 31, 2008	$33
Loss on fair value adjustments to warrants liability	60
Balance at June 30, 2009	$93

The fair value of the warrants liability can be obtained by using generally accepted models such as the Black Scholes Model. See Note 9 for more information on the valuation methods used.

Recent Accounting Pronouncements

 In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 . This statement was effective for June 1, 2008 and permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company did not elect the fair value option for any of its qualifying financial instruments.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations , (“SFAS 141(R)”). This standard will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will appy the new standard for any future acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

In May 2008, the FASB issued Financial Statement Position (FSP) Accounting Principles Board (APB) 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2009. The Company adopted FSP APB 14-1 in the first quarter of the current fiscal year and is currently evaluating the potential impact, if any, that the adoption of FSP APB 14-1 might have on its results of operations and financial position.

In May 2009, Statement of Financial Accounting Standards No. 165 – Subsequent Events was issued. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Management intends to adopt this new standard with the filing of the second quarter interim financial statements. The adoption of this new standard is not expected to have a material impact on the financial statements of the Company.

In June 2009, the FASB approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification which changes the referencing of financial standards is effective for interim or annual periods ending after September 15, 2009. Therefore in the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Company’s financial position or results of operations, upon adoption.
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

The significant deficiencies we identified in the prior year in our internal controls and disclosure controls related to the application of U.S. GAAP were in adopting an inappropriate period to depreciate and amortize property, plant and equipment, including extraction and exploration rights; inappropriate capitalization of exploration expenses; and inappropriate classification of balance sheet and income statement balances. These deficiencies, when taken together, resulted in a conclusion that the Company’s controls suffered from a material weakness as of December 31, 2006. In 2007, we have remedied all these significant deficiencies except the failure to provide for an allowance for doubtful accounts in accordance with the Company’s policy by means of implementation of the remediation program we planned in the prior year. This deficiency still resulted in a conclusion that the Company’s disclosure controls and procedures suffered from a material weakness as of June 30, 2009.

Because of the identification of the misapplication of U.S. GAAP, our management has concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective.

Remediation of Material Weaknesses

In light of the conclusion that our Company’s disclosure controls and procedures was not effective, our management has developed a plan intended to remediate such ineffectiveness and to strengthen our internal controls over financial reporting through the implementation of certain remedial measures, which include:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None

Item 1A. Risk Factor
Not required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
Our current reports on Form 8-K’s filed with the Securities and Exchange Commission on April 22 and May 13, 2009 are incorporated by reference herein in its entirety.

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

CHINA SHEN ZHOU MINING & RESOURCES, INC.

Date: August 12, 2009	By:	/s/ Xiaojing Yu
Xiaojing Yu, Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2009	By:	/s/ Jiusheng Zhang
Jiusheng Zhang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)