Form 10-Q
period 2009-09-30
CHINA SHEN ZHOU MINING & RESOURCES, INC.
filed 2009-11-12
CIK 790024

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009
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

As of November 12, 2009, the Registrant had 22,214,514 shares of common stock outstanding.

  China Shen Zhou Mining & Resources, Inc.

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$1,121	$205
Accounts receivable, net	622	561
Other deposits and prepayments, net	1,320	1,167
Inventories	3,582	2,958
Total current assets	6,645	4,891

Prepayment for office rent	353	505
Available for sale investment	148	146
Property, machinery and mining assets, net	46,602	47,716
Deferred debt issuance costs	1,437	1,755
Total assets	$55,185	$55,013

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,723	$3,471
Fair value of detachable warrants liability	50	33
Short term bank loans	3,602	1,756
Other payables and accruals	6,189	4,794
Taxes payable	314	411
Due to related parties	2,046	2,666
Convertible notes payable	26,627	–
Total current liabilities	43,551	13,131

Convertible notes payable	–	24,251
Total liabilities	$43,551	$37,382

Minority interests	–	22

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Amounts in thousands, except share data)

	September 30	December 31,
	2009	2008
	(Unaudited)	(Audited)

STOCKHOLDERS’ EQUITY:
Common Stock, $0.001 par value:
Authorized – 50,000,000 shares (2008: 50,000,000 shares)
Issued and outstanding 22,214,514shares	$22	$22
Additional paid-in capital	25,251	25,251
PRC statutory reserves	1,672	1,672
Accumulated other comprehensive income	4,236	4,020
Accumulated deficit	(19,547)	(13,356)
Total stockholders’ equity	11,634	17,609
Total liabilities and stockholders’ equity	$55,185	$55,013

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue	$1,715	$2,924	$3,060	$4,845
Cost of sales	1,469	2,429	2,593	4,206
Gross profit	246	495	467	639

Operating expenses:
Selling and distribution expenses	52	36	70	72
General and administrative expenses	1,379	2,550	3,650	6,942
Total operating expenses	1,431	2,586	3,720	7,014

Net loss from operations	(1,185)	(2,091)	(3,253)	(6,375)

Other income (expense):
Interest expense	(936)	(87)	(2,893)	(1,932)
Other, net	(25)	48	(67)	590
Total other expense	(961)	(39)	(2,960)	(1,342)

Loss from operations before income taxes and minority interests	(2,146)	(2,130)	(6,213)	(7,717)

Income tax benefit	-	85	-	129

Loss from operations before minority interests	(2,146)	(2,045)	(6,213)	(7,588)

Minority interests	-	20	22	65

Net loss	(2,146)	(2,025)	(6,191)	(7,523)

Other comprehensive income:
Foreign currency translation adjustments	25	301	216	1,857
Comprehensive loss	$(2,121)	$(1,724)	$(5,975)	$(5,666)

Net loss per common share
– basic and diluted	$(0.10)	$(0.09)	$(0.28)	$(0.34)

Weighted average common shares outstanding
- Basic and Diluted	22,215	22,215	22,215	22,215

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Nine Months Ended
	September 30
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Loss from operations	$(6,191)	$(7,523)
Adjustments to reconcile net loss to net cash provided by (used in)
Depreciation and amortization	1,868	3,288
Deferred income tax benefits	-	(179)
Fair value adjustment of warrants	17	(984)
Accrual of coupon interests and accreted principal	1,169	1,112
Amortization of deferred financing costs	1,207	1,179
Amortization of debt issuance costs	318	311
Minority interests	(22)	(65)
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	(61)	1,999
Deposits and prepayments	(153)	(443)
Prepayment for office rent	152	(540)
Inventories	(624)	(2,871)
Increase (decrease) in -
Accounts payable	1,252	494
Other payables and accruals	1,382	2,804
Taxes payable	(97)	57
Due to related parties	(620)	1,032
Net cash used in operating activities	(403)	(329)

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	For the Nine Months Ended
	September 30
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from investing activities:
Purchases of property, machinery and mining assets	$(963)	$(1,975)
Sales of property, machinery and mining assets	241	-
Net cash used in investing activities	(722)	(1,975)

Cash flows from financing activities:
Proceeds from short-term borrowings	$1,846	$446
Net cash provided by financing activities	1,846	446

Foreign currency translation adjustment	195	(629)

Net increase (decrease) in cash and cash equivalents	916	(2,487)

Cash and cash equivalents at the beginning of the period	205	2,949
Cash and cash equivalents at the end of the period	$1,121	$462

Non-cash investing and financing activities
(None)

Supplemental disclosures of cash flow information
Cash paid for interest expenses	$166	$254
Cash paid for income tax	$-	$-

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

On January 31, 2008, the Company’s common stock was listed on the American Stock Exchange, now called “NYSE Amex”.

At September 30, 2009, the subsidiaries of China Shen Zhou Mining & Resources, Inc. are as follows:

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

NOTE 2  BASIS OF PRESENTATION AND GOING CONCERN

These consolidated financial statements for interim periods are unaudited. In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States of America.  These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on April 15, 2009.

Going Concern-These consolidated financial statement have been prepared by management in accordance with accounting principles generally accepted in the Untied States of America on a “going concern” basis, which presumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company has incurred operating losses and negative cash flows from its operating activities for nine months ended September 30, 2009 and the year ended December 31, 2008, as well as an accumulated deficit of approximately $19,547,000 and $13,356,000 and a working capital deficit of approximately $36,906,000 and $8,240,000 separately as of September 30, 2009 and December 31, 2008.

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

Available-for-Sale Investments
The Company accounts for its investments in auction rate securities in accordance with FASB ASC 320-10-25-6. Specifically, when the underlying security of an auction rate has a stated or contractual maturity date in excess of 90 days, regardless of the frequency of the interest rate reset date, the security is classified as an available-for-sale marketable debt security.

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

Financial Instruments
The Company values its financial instruments by estimating their fair value. The estimated fair value amounts have been determined by the Company, using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

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

Income Taxes
The Company accounts for income taxes in accordance with FASB ASC 740- Income Taxes which requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Group is able to realize their benefits, or their future deductibility is uncertain.

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

	September 30, 2009	December 31, 2008
Balance sheet items, except for the registered and paid-up capital and retained earnings, as of period end	US$1=RMB6.8288 US$1=KGS43.6293	US$1=RMB6.8346 US$1=KGS39.4181

	For the Nine months ended September 30, 2009	For the Nine months ended September 30, 2008
Amounts included in the statements of operations, statements of changes in stockholders’ equity and statements of cash flows for the period	US$1=RMB6.8329 US$1=KGS42.7090	US$1=RMB6.9920 US$1=KGS35.9253

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

Stock Based Compensation
In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB ASC 718-10-55 - Compensation-Stock Compensation, or ASC 718-10-55. Under ASC 718-10-55, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In addition, FASB ASC 825-10-50-10 – Financial Instruments – Overall – Disclosures, or ASC 825-10-50-10, expresses views of the Securities and Exchange Commission, or the SEC, staff regarding the interaction between ASC 718-10-55 and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. The Company’s compensation cost is measured on the date of grant at its fair value. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant

Net Income per Common Share
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

Comprehensive Income
Accumulated other comprehensive income includes foreign currency translation adjustments. Total foreign currency translation adjustments for the nine months ended September 30, 2009 and 2008 were $216,000 and $1,857,000 respectively.

Recent Accounting Pronouncements
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

NOTE 4 ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)	(In thousands)
Accounts receivable	$673	$612
Less: Allowance for doubtful accounts	(51)	(51)
	$622	$561

The activities in the Company’s allowance for doubtful accounts are summarized as follows:

	September 30,	December 31,
	2009	2008
	(In thousands)	(In thousands)

Balance at the beginning of the year	$51	$53
Add: provision during the year	-	(2)
Balance at the end of the year	$51	$51

NOTE 5 DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following:

	September 30, 2009	December 31, 2008
	(In thousands)	(In thousands)
Prepayments and advances (a)	$874	$963
Other receivables	446	204
	$1,320	$1,167

(a)	Prepayments and advances as of September 30, 2009 and December 31, 2008 include payments of $708,510 and $936,237 to four mining service providers, respectively.

NOTE 6 INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)	(In thousands)
Raw materials	$625	$737
Unprocessed ore	1,198	1,276
Consumables	101	41
Finished goods and semi-manufactured goods	1,658	904
	$3,582	$2,958

NOTE 7 PROPERTY, MACHINERY AND MINING ASSETS, NET

Property, machinery and mining assets consist of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)	(In thousands)

Land use rights	$1,837	$1,700
Buildings	13,005	12,995
Machinery	10,902	10,140
Mining assets	8,212	8,205
Motor vehicles	1,357	1,401
Equipment	350	350
Extraction rights	19,011	19,004
Exploration rights	-	1,683
Construction in progress	1,980	2,115
	56,654	57,593
Less:
Accumulated depreciation and amortization	(9,947)	(9,772)
Impairment provision	(105)	(105)
	$46,602	$47,716

Depreciation and Amortization
Depreciation and amortization expense in aggregate for the nine months ended September 30, 2009 and 2008 was approximately $1.87 million and $3.29 million, respectively. Depreciation and amortization expense in aggregate for the three months ended September 30, 2009 and 2008 was approximately $0.51 million and $1.04 million, respectively.

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

NOTE 8 DEBT ISSUANCE COSTS

The issuance costs directly associated with the Notes and the put warrant aggregated $2,522,497.  The amount was capitalized as deferred debt issuance costs, and is being amortized using the effective interest rate method over the term of the convertible loan, with the amounts amortized being recognized as interest expense. Any unamortized debt issuance costs remaining at the date of conversion of the loan will be recognized as interest expense in the period the conversion takes place. As of September 30, 2009 and December 31, 2008, the deferred debt issuance costs were approximately $1,437,000 and $1,755,000, respectively.

NOTE 9 WARRANTS LIABILITY

In connection with the issuance of the convertible notes (as further described in Note 13), the Company issued a put warrant to one of the Company’s financial advisors for the purchase of 875,000 shares of the Company’s common stock at an exercise price of $3.20 per share, exercisable at any time, or from time to time, during the period commencing from January 1, 2007 through January 1, 2010 (the “Termination Date”). The Company has had the fair value of the put warrant computed by using the Black Scholes model. As of September 30, 2009, the fair value of the put warrant is approximately $40,381 with the following significant assumptions used in the Black-Scholes model:

	As of September 30, 2009	As of December 31, 2008

Risk-free interest rate	0.070%	0.343%
Expected volatility	107.91%	159.23%
Term	0.25 years	1 years

In the event that the warrant holder elects not to exercise the warrant, the Company shall repurchase this warrant for cash at an aggregate purchase price of $50,000. The Company adjusted the warrant value to $50,000 accordingly.

NOTE 10 SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:

	September 30,	December 31,
	2009	2008
	(in thousands)	(in thousands)
10.85% note payable to Baiyin Credit Union matures on February 14, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining		220
10.85% note payable to Baiyin Credit Union matures on February 14, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining		102
8.50% note payable to Baiyin Credit Union matures on March 26, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity,which is in the name of a related party		351
9.99% note payable to Baiyin Credit Union matures on May 21, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Xiangzhen Mining		878
8.22% note payable to Baiyin Credit Union matures on August 15, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining and secured by the time deposit of Ms. Xiaojing Yu , a director of the Company		117
6.37% note payable to Baiyin Credit Union matures on December 26, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining and secured by the time deposit of Ms. Helin Cui , a director of the Company	88	88
6.37% note payable to Baiyin Credit Union matures on August 18, 2010 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining and secured by the time deposit of Ms. Xiaojing Yu , a director of the Company	117
9.99% note payable to Baiyin Credit Union matures on November 21, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Xiangzhen Mining	878
8.26% note payable to Baiyin Credit Union matures on November 13, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	220
8.26%% note payable to Baiyin Credit Union matures on Novermber 13, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	103
8.50% note payable to Baiyin Credit Union matures on December 23, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity, which is in the name of a related party and guaranteed by Xiangzhen Mining	322
7.65% note payable to China Citic Bank matures on May 21, 2010,guaranteed by Xiangzhen Mining (a)	1,464
12.21% note payable to Wulatehouqi Credit Union matures on March 11, 2010 , which is in the name of a related party and guaranteed by Qianzhen Mining	410
	$3,602	$1,756

(a)	This loan is collateralized with Xiangzhen’s extraction right.

NOTE 11 OTHER PAYABLES AND ACCRUALS

Other payables and accruals consist of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)	(In thousands)
Accrued debt issuance costs（a）	$46	$53
Receipts in advance	1,486	1,142
Accruals for payroll, bonus and other operating expenses	617	343
Payables for construction service vender	837	1,047
Others payables	3,203	2,209
	$6,189	$4,794

(a)	The balance mainly represents outstanding legal service fees payable in connection with the issuance of the convertible notes.

NOTE 12 DUE TO RELATED PARTIES

Due to related parties consist of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)	(In thousands)
Due to directors of the Company:
Ms. Xiao Jing Yu, CEO of the Company (a)	$201	$270
Mr. Xue Ming Xu, COO of the Company (b)	111	239
Mr. Cui He Lin , Director of the Company(c)	1	73
Due to Wulatehouqi Mengxin Co., Ltd, the minority Shareholder of Xingzhen Mining (d)	1,538	1,463
Due to Mr. Xiao Ming Yu, General Manager of Xiangzhen (e)	195	621
	$2,046	$2,666

Amounts due to related parties are interest-free, unsecured and have no fixed terms of repayment.

(a)	Ms.Yu is the CEO of the Company.

(b)	Mr.Xu is the COO of the Company.

(c)	Mr.Cui is a director of the Company.

(d)	Wulatehouqi Mengxin Co., Ltd is the minority shareholder of Xingzhen Mining.

(e)	Mr.Yu is the General Manager of Xiangzhen Mining.

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

Repurchase
On September 22, 2009, the Company entered into a Notes Repurchase Agreement with Mountview Path Limited (“Mountview”), a corporation incorporated under the laws of the British Virgin Islands, pursuant to which the Company repurchased the entire 6.75% Senior Convertible Notes due 2012 of US $28,000,000 principal amount ( “Notes”), originally issued to Citadel Equity Fund Ltd (“Citadel”). Mountview is the current legal and beneficial owner of the entire amount of the Notes.

In connection with the Notes Repurchase Agreement, Mountview agreed to waive all defaults for the Company’s failure to duly observe and perform covenants set forth in the indenture entered into between the Company and Bank of New York as trustee and forebear to take any action against the Company for the defaults. The Company and Mountview also agreed to take all actions necessary in order for the Bank of New York, to cancel the entire Notes and promptly release the pledged security interest created pursuant to the share pledge agreement dated December 27, 2006 and entered into by and among Ms. Xiao Jing Yu and Mr. Xue Ming Xu, the Bank of New York, as collateral agent and Citadel.

Mountview is not an affiliate of the Company or any of the Company’s directors or officers. The consideration payable in the transaction consists of US $8,000,000 in cash and 5 million shares of the Company’s common stock. Mountview shall not be entitled to any accrued and unpaid interest on the Notes.  The closing of this transaction is scheduled to occur on November 30, 2009.

For more information, please see Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on April 22, May 13 and September 25, 2009, which are incorporated by reference herein in their entireties.

Detachable Warrants
Together with the issuance of the Notes, the Company issued a put warrant to one of the Company’s financial advisors in the transaction for the purchase of 875,000 shares of the Company’s common stock at an exercise price of $3.20 per share, exercisable on or before three years from the date of grant. As of September 30, 2009, the fair value of the put warrant was $50,000.

Debt Issuance Costs
The issuance costs directly associated with the Notes and the put warrant aggregated $2,522,497.  The amount was capitalized as deferred debt issuance costs, and is being amortized using the effective interest rate method over the term of the convertible loan, with the amounts amortized being recognized as interest expense. Any unamortized debt issuance costs remaining at the date of conversion of the loan will be recognized as interest expense in the period the conversion takes place. As of September 30, 2009, the deferred debt issuance costs were approximately $1,437,000.

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

NOTE 16 ASSET RETIREMENT OBLIGATIONS

According to the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” of the PRC, mining companies causing damages to cultivated land, grassland or forest are required to restore the land to a state approved by the local governments. The local governments administering the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” on the Company’s two mines, “Sumochaganaobao Fluorite Mine” and “Mining site No. 2”, have confirmed that the Company is not required to restore or rehabilitate the two mining sites because those two mining sites are located at distant areas and the Company’s mining and extraction activities have not affected the surrounding environment. The Company’ property, machinery and mining assets related to those two mining sites at December 31, 2008 and September 30, 2009 were not subject to an asset retirement obligation.

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

NOTE 18 COMMITMENTS AND CONTINGENCIES

General
The Company accounts for contingencies, using FASB issued guidance, accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

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

Capital commitment
	September 30, 2009	December 31, 2008
	(In thousands)	(In thousands)
Purchase of machinery - within one year	$266	$456
Acquisition or construction of buildings-within one year	8	9
	$274	$465

NOTE 19 SEGMENT INFORMATION

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. The Company has two operating segments identified by “fluorite” and “nonferrous metals” products. The fluorite segment consists of our fluorite extraction and processing operations through the Company’s wholly-owned subsidiary, Xiangzhen Mining. The nonferrous metals segment consists of the Company’s copper, zinc, lead and other nonferrous metal exploration, extraction and processing activities through the Company’s wholly-owned subsidiaries, Qianzhen Mining, Xingzhen Mining and Qingshan Mining.

The segment data presented below was prepared on the same basis as the Company’s consolidated financial statements.

Nine months ended September 30, 2009	Fluorite	Nonferrous metals	Consolidated

Segment revenue	$2,783	$277	$3,060
Inter-segment revenue
Revenue from external customers	$2,783	$277	$3,060

Segment loss	$(1,342)	$(1,860)	$(3,202)

Unallocated corporate expenses			$(3,011)
Income before income taxes and minority interests			$(6,213)

Total segment assets	$39,042	$27,664	$66,706
Inter-segment receivables	(15,736)	2,558	(13,178)
	$23,306	$30,222	$53,528
Deferred debt issuance costs			1,437
Other unallocated corporate assets			220
			$55,185
Other segment information:
Depreciation and amortization	$1,110	$758	$1,868
Expenditure for segment assets	$673	$290	$963

		Nonferrous
Nine months ended September 30, 2008	Fluorite	metals	Consolidated

Segment revenue	$2,178	$2,667	$4,845
Inter-segment revenue
Revenue from external customers	$2,178	$2,667	$4,845

Segment loss	$(2,829)	$(2,221)	$(5,050)

Unallocated corporate expenses			$(2,667)
Income before income taxes and minority interests			$(7,717)

Total segment assets	$51,200	$58,028	$109,228
Inter-segment receivables	(25,596)	(23,967)	(49,563)
	$25,604	$34,061	$59,665
Deferred debt issuance costs			1,859
Other unallocated corporate assets			5
			$61,529
Other segment information:
Depreciation and amortization	$1,951	$1,337	$3,288
Expenditure for segment assets	$1,072	$903	$1,975

The following summarizes identifiable assets by geographic area:

	September 30 2009	December 31, 2008
	(In thousands)	(In thousands)
China	$42,403	$42,343
Kyrgyzstan	11,125	10,914
Unallocated corporate assets	1,657	1,756
	$55,185	$55,013

The following summarizes operating losses before provision for income tax:

	Nine months ended September 30,
	2009	2008
	(In thousands)	(In thousands)
China	$(2,542)	$(4,011)
Kyrgyzstan	(660)	(1,039)
Unallocated corporate operating losses	(3,011)	(2,667)
	$(6,213)	$(7,717)

NOTE 20 OTHER INCOME, NET

	Nine months ended September 30,
	2009	2008
	(In thousands)	(In thousands)
Exchange (loss) gain	$(70)	$646
Subsidies	23	-
Donation	(1)	(43)
Others	(19)	(13)
	$(67)	$590

NOTE 21 EARNINGS PER SHARE

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share from continuing and discontinued operations for the periods presented (amounts in thousands, except per share data):

	Nine months ended September 30,
	2009	2008
	(In thousands, except per share data)	(In thousands, except per share data)

Income (loss) from operations available to common shareholders:
Basic and Diluted	$(6,191)	$(7,523)

Weighted average number of shares:
Basic and Diluted	22,215	22,215

Earnings (loss) per share from operations
- Basic and Diluted	$(0.28)	$(0.34)

As the convertible notes, warrants and options have an anti-dilutive effect on the earnings per share for the nine months ended September 30, 2009 and 2008, they were not included in the calculations of diluted earnings per share.

NOTE 22 CONCENTRATIONS OF CUSTOMERS AND SUPPLIERS

The Company had five main customers who contributed approximately $2.41 million or 79% of the Company’s consolidated net revenue for the nine months ended September 30, 2009. For the same period of 2008, the Company had four main customers who contributed approximately $3.50 million or 72% of the Company’s consolidated net revenue.

The following table shows the Company’s major customers (10% or more of consolidated net revenue) for the nine months ended September 30, 2009:

Number	Customer	Revenue In thousands	Percentage (%)
1	Laiwu Steel Ltd	449	15%
2	Handan Hongzhi Ltd	538	18%
3	Ningxia Jinhe Ltd	774	25%
4	Inner Mongolia Huadesanli Trading Ltd	330	11%
5	Zibo Bofeng Ltd	315	10%
TOTAL		$2,406	79%

The following table shows the Company’s major customers (10% or more of consolidated net revenue) for the nine months ended September 30, 2008:

Number	Customer	Revenue (In thousands)	Percentage (%)
1	RuiPeng Mining Ltd	$1,493	31%
2	Inner Mongolia Huadesanli Trading Ltd	775	16%
3	Laiwu Steel Ltd	656	13%
4	Handang Hongzhi Ltd	574	12%
TOTAL		$3,498	72%

As of September 30, 2009, accounts receivable total $0.67 million which consists of receivables from 18 customers.

The following table shows the receivable distribution of the Company’s major customers (10% or more of consolidated accounts receivable) as of September 30, 2009:

Number	Customer	Revenue (In thousands)	Percentage (%)
1	Ningxia Jinhe Ltd	$292	43%
2	Zibo Bofeng Ltd	146	22%
TOTAL		$438	65%

In the first nine months of 2009, the Company had no concentrated suppliers.

NOTE 23 SUBSEQUENT EVENTS

On September 21, 2009, the Company through its indirect wholly-owned subsidiary, Inner Mongolia Xiangzhen Mining Group Co., Ltd., a company organized under the laws of People’s Republic of China, entered into a Share Purchase Agreement with Fortune Pegasus International Limited (“ Fortune” ), a company organized under the laws of British Virgin Islands, pursuant to which the Company transferred to Fortune the entire equity of Tun Lin Limited Liability Company in the Kyrgyz Republic, an exempt company organized under the laws of Kyrgyz Republic (“ Tun Lin” ).  In addition, the Company is assigning Fortune a loan in the amount of US $1,761,784.78 for which Tun Lin is indebted to the Company.

Tun Lin owns the entire equity of Kichi-Chaarat Closed Joint Stock Company, a company organized under the laws of Kyrgyz Republic, which assets include Kuru-Tegerek Copper-gold Mine located at Chartcarl, Jalalabad, Southwest of Kyrgyz Republic. Fortune is not an affiliate of the Company or any of the Company’s directors or officers. The consideration payable in the transaction consists of US $8,200,000. The Company will use the proceeds to pay for the Senior Convertible Notes repurchase described below.

On September 22, 2009, the Company entered into a Notes Repurchase Agreement with Mountview Path Limited (“Mountview”), a corporation incorporated under the laws of the British Virgin Islands, pursuant to which the Company repurchased the entire 6.75% Senior Convertible Notes due 2012 of US $28,000,000 principal amount ( “Notes”), originally issued to Citadel Equity Fund Ltd (“Citadel”). Mountview is the current legal and beneficial owner of the entire amount of the Notes.

In connection with the Notes Repurchase Agreement, Mountview agreed to waive all defaults for the Company’s failure to duly observe and perform covenants set forth in the indenture entered into between the Company and Bank of New York as trustee  and forebear to take any action against the Company for the defaults. The Company and Mountview also agreed to take all actions necessary in order for the Bank of New York, to cancel the entire Notes and promptly release the pledged security interest created pursuant to the share pledge agreement dated December 27, 2006 and entered into by and among Ms. Xiao Jing Yu and Mr. Xue Ming Xu, the Bank of New York, as collateral agent and Citadel. For more information, please see Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on April 22 and May 13, 2009, which are incorporated by reference herein in their entireties.

Mountview is not an affiliate of the Company or any of the Company’s directors or officers. The consideration payable in the transaction consists of US $8,000,000 in cash and 5 million shares of the Company’s common stock. Mountview shall not be entitled to any accrued and unpaid interest on the Notes.  The closing of this transaction is scheduled to occur on November 30, 2009.

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

BUSINESS STRATEGY

Expansion of Production Capacity to Meet Demand

▼ Fluorite

In early 2006, we began a project at Xiangzhen Mining to produce 300,000 metric tons of fluorite ore, and the project was completed in November 2007. We extracted approximately 122,000 metric tons of fluorite ore in 2008. Due to the economic crisis and the water supply problem we ceased extracting fluorite ore in Oct 2008. After the water supply problems were solved in May 2009, we restarted the mining plant. We had extracted approximately 32,000 metric tons of fluorite ore since May 2009.

We produced approximately 6,750 metric tons of fluorite powder in 2008. In early 2006, at our Xiangzhen mine site, we started to build a plant with an annual processing capacity of 200,000 metric tons of fluorite ore. The new plant remained in trial production in 2008 and we have been engaged in solving certain technological problems related to the plant’s water supply. Xiangzhen had resumed production in May 2009. We had solved the plant’s water supply problems and started to produce refined fluorite powders in the second quarter of 2009. We had produced approximately 15,000 metric tons of fluorite powder since May 2009. The production and marketing have shown some improvement in the third quarter of 2009, but have not met our expectations.

▼ Zinc, Copper and Lead

Due to supply issues in non-ferrous ores, Qianzhen Mining did not produce any non-ferrous concentrates in 2008. Taking advantage of the rapidly increasing price of concentrate sulphur, the Company changed to produce concentrate sulphur by utilizing accumulated sulphur-bearing tailings, in order to mitigate the impact of the supply issues in non-ferrous ores on the Company’s production. The Company processed 77,463 metric tons of sulphur-bearing tailings and produced 18,000 metric tons of concentrate sulphur in 2008. No production is planned at Qianzhen Mining in 2009 due to the low grade of the ores supplied by Qingshan Metal and low price of copper. During this shutdown period, Qianzhen will search actively for partners with the help of the local governments and for opportunities to re-start production.

In July 2006, Xingzhen Mining began a project at Keyinbulake Multi-Metal Mine in Buerjin County, Aletai Zone, Xinjiang Uygur Autonomous Region. The project has a mining and processing capacity of 200,000 metric tons of mineralized zinc-copper material per year. It went into trial production at the end of the second quarter of 2008 and produced 1,850 metric tons of zinc concentrates and 108 metric tons of copper concentrates in 2008. From the forth quarter of 2008 to the first half of 2009, Xingzhen Mining had ceased production due to the low price of zinc and copper and atrocious weather in Xinjiang Uygur Autonomous Region. Xingzhen just restarted in June 2009. The processing plant was in trial production during the third quarter of 2009, and the Company has been dealing with technological difficulties. We expect to solve the problems in the first half of 2010.

In November 2007, we completed the acquisition of Tun-Lin Co. Ltd, a company organized under the laws of the Republic of Kyrgyzstan, which owns 100% of the equity in Kichi Chaarat, whose major asset is the subsoil use right for (i) mining for gold, copper and other metals within the Kuru-Tegerek licensed area; and (ii) exploration for gold, copper and other metals within the Kuru-Tegerek licensed area. The purpose of the acquisition was to enable the Company to explore, develop and mine the potential reserves of the Kuru-Tegerek licensed area. In July 2008, the development plan for the Kichi Chaarat deposit was approved by local authority. On September 21, 2009, we entered into an agreement with Fortune Pegasus International Limited, a company organized under the laws of British Virgin Islands to dispose Tun-Lin Co. Ltd. as reported in our Current Report on Form 8-K filed with the SEC on September 25, 2009.

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

On January 31, 2008, the Company’s common stock was listed on the American Stock Exchange, now called “NYSE Amex”.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2009 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

Selected information from the Consolidated Statements of Operations

	For the Three Months Ended September 30,
	2009	2008
	(in thousands)	(in thousands)

Net revenue	$1,715	$2,924
Gross profit (loss)	246	495
- Gross profit margin	14%	17%
General and administrative expenses	1,379	2,550
Interest expenses	936	87
Net income (loss)	$(2,146)	$(2,025)

REVENUES. Net revenues for the three months ended September 30, 2009 were $1.72 million, representing a $1.21 million or 41% decrease as compared to the same period of 2008. The decrease in net revenues is mainly because (i) Qianzhen Mining ceased its zinc processing operation as a result of a shortage of ore supplies, and (ii) Xingzhen’s processing plant was in trial production during the third quarter of 2009, and had a limited number of qualified products for the three months ended September 30, 2009.

GROSS PROFIT AND GROSS PROFIT MARGIN. For the three months ended September 30, 2009, gross profit was $246,000, which decreased by approximately 50% from $495,000 in gross profit for the same period of 2008. Gross profit margin dropped from approximately 17% for the three months ended September 30, 2008 to approximately 14% for the same period of 2009. The decrease was mainly due to the significant decrease in the price of fluorite products.

GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended September 30, 2009, general and administrative expenses decreased by approximately $1.17 million to $1.38 million as compared to $2.55 million for the three months ended September 30, 2008. The decrease in general and administrative expenses was primarily due to the Company’s tightening of its control of expenses in the current economic crisis.

INTEREST EXPENSE.   Interest expenses increased approximately $0.85 million for the three months ended September 30, 2009 as compared to the same period of 2008. The increase in interest expenses was mainly due to the difference in revaluation of the warrant liability.

NET LOSS. Net loss for the three months ended September 30, 2009 was $2.15 million, a difference of $0.12 million compared to net loss of $2.03 million for the same period of 2008.  Basic losses per share were $0.10 and $ 0.09 for the three months ended September 30, 2009 and 2008, respectively.

SEGMENT PERFORMANCE ANALYSIS

	Segment revenue		Segment profit (loss)
(amounts in thousand)	For the Three Months Ended Sep 30,		For the Three Months Ended Sep 30,
	2009	2008	2009	2008

Fluorite	$1,526	$1,122	$(551)	$(1,214)

Nonferrous metals	$189	$1,802	$(1,232)	$(613)

Fluorite

For the third quarter of 2009, fluorite segment revenue increased by 36% to $1.53 million, as compared to $1.12 million for the same period of 2008. The increase was primarily due to the water supply problems solved in the second quarter of 2009  at Xiangzhen Mining.

Our fluorite segment reported a segment loss of $0.55 million for the three months ended September 30, 2009, compared to a segment loss of $1.21 million in the same period of 2008. The decrease in segment loss was mainly due to the significant decrease in the new mineral processing plant preparation costs, depreciation and amortization expenses by Xiangzhen Mining.

Nonferrous Metals

Nonferrous metals segment revenue for the three months ended September 30, 2009 amounted to $0.19 million representing a decrease of approximately $1.61 million or 90% as compared to the same period of 2008. The performance of the nonferrous metals segment was negatively affected because (i) Qianzhen Mining ceased its zinc processing operation as a result of the shortage of ore supplies, and (ii) Xingzhen’s processing plant was in trial production during the third quarter of 2009, and had a limited number of qualified products for the three months ended September 30, 2009.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2009 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008

Selected information from the Consolidated Statements of Operations

	For the Nine months ended September 30,
	2009	2008
	(in thousands)	(in thousands)

Net revenue	$3,060	$4,845
Gross profit	467	639
- Gross profit margin	15%	13%
General and administrative expenses	3,650	6,942
Interest expenses	2,893	1,932
Net income (loss)	$(6,191)	$(7,523)

REVENUES. Net revenues for the nine months ended September 30, 2009 were $3.06 million, representing a $1.79 million or 37% decrease as compared to the same period of 2008. The decrease in net revenues is mainly because (i) Qianzhen Mining ceased its zinc processing operation as a result of the shortage of ore supplies, and (ii) Xingzhen’s processing plant was in trial production, and had a limited number of qualified products for the nine months ended September 30, 2009.

 GROSS PROFIT AND GROSS PROFIT MARGIN. For the nine months ended September 30, 2009, gross profit was $467,000 which decreased by approximately 27% from $639,000 gross profit for the same period of 2008. Gross profit margin rose from 13% for the nine months ended September 30 2008 to 15% for the same period of 2009. The increase was mainly because of the significant decrease in mining costs by Xiangzhen Mining.

GENERAL AND ADMINISTRATIVE EXPENSES. For the nine months ended September 30, 2009, general and administrative expenses decreased by approximately $3.29 million to $3.65 million in 2009 as compared to $6.94 million for the same period of 2008. The decrease in general and administrative expenses was primarily due to the Company’s tightening its control of expenses in the current economic crisis.

INTEREST EXPENSE.   Interest expenses increased approximately $0.96 million for the nine months ended September 30, 2009 as compared to the same period of 2008. The increase in interest expenses is mainly due to the difference in revaluation of the warrant liability.

NET LOSS. Net loss for the nine months ended September 30, 2009 was $6.19 million, a decrease of $1.33 million compared to net loss of $7.52 million for the same period of 2008. Basic losses per share were $0.28 and $ 0.34 for the nine months ended September 30, 2009 and 2008, respectively.

SEGMENT PERFORMANCE ANALYSIS

	Segment revenue		Segment profit (loss)
(amounts in thousand)	For the nine months ended Sep 30,		For the nine months ended Sep 30,
	2009	2008	2009	2008

Fluorite	$2,783	$2,178	$(1,342)	$(2,829)

Nonferrous metals	$277	$2,667	$(1,860)	$(2,221)

Fluorite

Fluorite segment revenue increased by 28% from $2.18 million for the nine months ended September 30, 2008 to $2.78 million for the same period of 2009. The increase was primarily due to the water supply problems solved  at Xiangzhen Mining.

Our fluorite segment reported a segment loss of $1.34 million for the nine months ended September 30, 2009, compared to a segment loss of $2.83 million in the same period of 2008. The decrease in segment loss was mainly due to the significant decrease in the new mineral processing plant preparation costs, depreciation and amortization expenses by Xiangzhen Mining.

Nonferrous Metals

Nonferrous metals segment revenue for the nine months ended September 30, 2009 amounted to $0.28 million, representing a decrease of approximately $2.39 million or 90% as compared to the same period of 2008. The performance of the nonferrous metals segment was negatively affected because (i) Qianzhen Mining ceased its zinc processing operation as a result of the shortage of ore supplies, and (ii) Xingzhen’s processing plant was in trial production, and had a limited number of qualified products for the nine months ended September 30, 2009.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1.12 million as of September 30, 2009, an increase of $0.91 million as compared to the balance at December 31, 2008 of $0.21 million.

Net cash used in operating activities for the nine months ended September 30, 2009 was $0.40 million as compared to $0.33million used in the same period in 2008. The increase in operating cash flows was mainly due to the increase in accounts receivable as compared to the same period of 2008.

Net cash used in investing activities for the nine months ended September 30, 2009 were $0.77 million, which was mainly for capital expenditures for mining development and capacity expansion projects at Xiangzhen Mining.

Net cash inflows from financing activities for the nine months ended September 30, 2009 were $1.85 million, which was mainly due to proceeds from short-term borrowings.

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

Repurchase
On September 22, 2009, the Company entered into a Notes Repurchase Agreement with Mountview Path Limited (“Mountview”), a corporation incorporated under the laws of the British Virgin Islands, pursuant to which the Company repurchased the entire 6.75% Senior Convertible Notes due 2012 of US $28,000,000 principal amount ( “Notes”), originally issued to Citadel Equity Fund Ltd (“Citadel”). Mountview is the current legal and beneficial owner of the entire amount of the Notes.

In connection with the Notes Repurchase Agreement, Mountview agreed to waive all defaults for the Company’s failure to duly observe and perform covenants set forth in the indenture entered into between the Company and Bank of New York as trustee and forebear to take any action against the Company for the defaults. The Company and Mountview also agreed to take all actions necessary in order for the Bank of New York, to cancel the entire Notes and promptly release the pledged security interest created pursuant to the share pledge agreement dated December 27, 2006 and entered into by and among Ms. Xiao Jing Yu and Mr. Xue Ming Xu, the Bank of New York, as collateral agent and Citadel.

Mountview is not an affiliate of the Company or any of the Company’s directors or officers. The consideration payable in the transaction consists of US $8,000,000 in cash and 5 million shares of the Company’s common stock. Mountview shall not be entitled to any accrued and unpaid interest on the Notes.  The closing of this transaction is scheduled to occur on November 30, 2009.

For more information, please see Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on April 22, May 13 and September 25, 2009, which are incorporated by reference herein in their entireties.

Detachable Warrants
Together with the issuance of the Notes, the Company issued a put warrant to one of the Company’s financial advisors in the transaction for the purchase of 875,000 shares of the Company’s common stock at an exercise price of $3.20 per share, exercisable on or before three years from the date of grant. As of September 30, 2009, the value of the put warrant was $50,000.

Debt Issuance Costs
The issuance costs directly associated with the Notes and the put warrant aggregated $2,522,497.  The amount was capitalized as deferred debt issuance costs, and is being amortized using the effective interest rate method over the term of the convertible loan, with the amounts amortized being recognized as interest expense. Any unamortized debt issuance costs remaining at the date of conversion of the loan will be recognized as interest expense in the period the conversion takes place. As of September 30, 2009, the deferred debt issuance costs were approximately $1,437,000.

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

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB ASC 718-10-55 - Compensation-Stock Compensation, or ASC 718-10-55. Under ASC 718-10-55, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In addition, FASB ASC 825-10-50-10 – Financial Instruments – Overall – Disclosures, or ASC 825-10-50-10, expresses views of the Securities and Exchange Commission, or the SEC, staff regarding the interaction between ASC 718-10-55 and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. The Company’s compensation cost is measured on the date of grant at its fair value. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant

Adoption of New Accounting Pronouncements

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
.
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

The significant deficiencies we identified in the prior year in our internal controls and disclosure controls related to the application of U.S. GAAP were in adopting an inappropriate period to depreciate and amortize property, plant and equipment, including extraction and exploration rights; inappropriate capitalization of exploration expenses; and inappropriate classification of balance sheet and income statement balances. These deficiencies, when taken together, resulted in a conclusion that the Company’s controls suffered from a material weakness as of December 31, 2006. In 2007, we have remedied all these significant deficiencies except the failure to provide for an allowance for doubtful accounts in accordance with the Company’s policy by means of implementation of the remediation program we planned in the prior year. This deficiency still resulted in a conclusion that the Company’s disclosure controls and procedures suffered from a material weakness as of September 30, 2009.

Because of the identification of the misapplication of U.S. GAAP, our management has concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective.

Remediation of Material Weaknesses

In light of the conclusion that our Company’s disclosure controls and procedures was not effective, our management has developed a plan intended to remediate such ineffectiveness and to strengthen our internal controls over financial reporting through the implementation of certain remedial measures, which include:

1) Continuing to enhance our U.S. GAAP training program for our existing personnel and recruiting additional professional personnel;

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None

Item 1A. Risk Factor
Not required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders

Our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2009, is incorporated by reference herein in its entirety.

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

CHINA SHEN ZHOU MINING & RESOURCES, INC.

Date: November 12, 2009	By:	/s/ Xiaojing Yu
Xiaojing Yu, Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2009	By:	/s/ Jiusheng Zhang
Jiusheng Zhang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)