Form 10-K
period 2009-12-31
CHINA SHEN ZHOU MINING & RESOURCES, INC.
filed 2010-03-31
CIK 790024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes ☐ No ☑

The aggregate market value of the 4,970,914 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was $ 6,909,570.46 as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $1.39 per share, as reported by NYSE Amex Market.

As of March 25, 2010, there were 27,974,514 shares of common stock of China Shen Zhou Mining & Resources, Inc. outstanding.

TABLE OF CONTENTS

PART I
ITEM 1. BUSINESS	3
Corporate History	4
Our Industry	4
Current Business Operations	5
Description of Products	5
Sales and Marketing	5
Our Major Customers	6
Competition	6
Business Strategies	7
Resumption of Production Capacity to Meet Demand	7
Exploration Activities	8
Acquire More Mineral Resources	8
Competitive Advantages	8
Government Regulation	9
Employees	10
ITEM 1A. RISK FACTORS	11
ITEM 1B. UNRESOLVED STAFF COMMENTS
ITEM 2. PROPERTIES	19
General	19
Sumochaganaobao Fluorite Mine (Xiangzhen Mining)	20
Mining Site No. 2 of Qingxing Copper Mine, in production Stage (Qingshan Metal)	24
Keyinbulake Cu-Zn Property in development stage (Xingzhen Mining)	26
Inner Mongolia Wulatehouqi Qianzhen Ore Processing Co., Ltd (Qianzhen Mining)	28
Kichi Chaarat Closed Company (Kuru-Tegerek Mine)	29
ITEM 3. LEGAL PROCEEDINGS	29
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	29
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	29
Equity Compensation Plan Information
ITEM 6. SELECTED FINANCIAL DATA	30
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	30
Business	30
Business Strategy	32
Results of Operation Business	33
ITEM 8. FINANCIAL STATEMENTS	37
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	37
ITEM 9A. CONTROLS AND PROCEDURES	37
ITEM 9B. OTHER INFORMATION	38
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	39
Involvement in Certain Legal Proceedings	40
Compliance with Section 16(a) of the Securities Exchange Act of 1934	41
Code of Ethics	41
Director Nominees Recommended by Stockholders	41
Board Composition; Audit Committee and Financial Expert	41
ITEM 11. EXECUTIVE COMPENSATION	42
Outstanding Equity Awards at Fiscal Year-End	42
Director Compensation	43
Retirement, Post-Termination and Change in Control	43
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	43
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	44
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	44
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	45

PART I

ITEM 1.	BUSINESS

Corporate History

Unless otherwise indicated, or unless the context otherwise requires, all references in this Annual Report to the terms “Company,” “CSZM,” “we,” “our,” or “us” mean China Shen Zhou Mining & Resources, Inc., a Nevada corporation.

We are the result of a share exchange/reverse takeover among Earth Products & Technologies, Inc., a Nevada corporation (“EPTI”) with American Federal Mining Group, Inc., an Illinois company (hereinafter “AFMG”), and the shareholders of AFMG. The effective date of the transaction was September 15, 2006. Pursuant to the transaction, EPTI issued a total of 20,000,000 shares of common voting stock to AFMG Shareholders, in exchange for 100% of AFMG’s common stock. The common stock was issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. This transaction was accounted for as a reverse takeover (recapitalization) with AFMG deemed the acquirer for accounting purposes and EPTI the legal acquirer.

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

AFMG owns all of the registered capital of Inner Mongolia Wulatehouqi Qianzhen Ore Processing Co., Ltd. (“Qianzhen Mining”), a limited liability company organized in the PRC. Qianzhen Mining holds 68% of the registered capital of Inner Mongolia Xiangzhen Mining Group Co., Ltd., a limited liability company organized in the PRC (“Xiangzhen Mining”), with the remaining 32% of the registered capital of Xiangzhen Mining being held by AFMG, thus effectively making Xiangzhen Mining a wholly-owned subsidiary of AFMG. The percentage of ownership interest in Xiangzhen Mining by AFMG and Qianzhen Mining changed from 67% and 33% in 2006 to 68% and 32% in 2007, respectively, due to additional investment into Xiangzhen Mining by AFMG and Qianzhen Mining. Qianzhen Mining owns 60% of Wulatehouqi Qingshan Nonferrous Metal Development Co., Ltd. (“Qingshan Metal”). The other 40% of Qingshan Metal is owned by several individual shareholders. Xiangzhen Mining owns 90% of Xinjiang Buerjin County Xingzhen Mining Co., Ltd. (“Xingzhen Mining”). The other 10% is owned by Xinjiang Tianxiang New Technology Development Co., Ltd (5%) and an individual shareholder (5%).

In December 2007, the Company disposed one of its subsidiaries, Tianzhen Mining, an exploration stage company located in Wuqia County, Xinjiang Uygur Autonomous Region.

Prior to September 2009, the Company owned 100% of the registered capital of Tun-Lin Limited Liability Company (“Tun-Lin”), which is a Kyrgyz Republic registered company, which in turn owned 100% of Kichi Chaarat Closed Stock Company. On September 21, 2009, the Company, through its wholly-owned subsidiary, Inner Mongolia Xiangzhen Mining Group Co., Ltd., a company organized under the laws of People’s Republic of China, entered into a Share Purchase Agreement with Fortune Pegasus International Limited (“Fortune”), a company organized under the laws of British Virgin Islands, pursuant to which the Company transferred to Fortune the entire equity of Tun Lin in the Kyrgyz Republic.

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

Fluorite is mainly used by the steel industry as a melting agent and the fluorite chemical industry to manufacture hydrofluoric acid, a widely used raw material for the chemical industry. As an extremely scarce and non-renewable resource, fluorite has much wider applications. Under such background, China's State Council issued the notification SCS [2010] No. 1" On Adoption of Comprehensive Measures on Exploration and Production Control of the Refractory Clay and Fluorite " in January 2010, The notification was issued mainly to restrict the excessive exploitation of fluorite mineral resources through the integration of small fluorite mines, and shutting down part of small-scale processing plants and mines with poor resources, and to ensure the rational use of resources. In addition, for a certain period of time no application to the survey and mining of any new fluorite mines is permitted. This policy will play a role in the control of fluorite supply, and will stimulate the domestic fluorspar price. Because Xiangzhen Mining has the largest fluorite mine in northern China, while the Company serves as the member of Vice Executive President of the China Fluorite Industry Association, this new policy will have a positive effect to Xiangzhen Mining operations.

China produced 3.85 million metric tons of fluorite ore in 2007, 4.416 million metric tons in 2008 and 3.83 million metric tons in 2009. In 2009, about 95.3% of the annual output was consumed within China and 4.7% was exported, according to the statistics of China’s Fluorite Industry Association. In recent years, large exports of fluorite and hydrofluoric acid have depleted fluorite resources in China. In order to protect fluorite reserves, the Chinese government instituted an export quota system in 2001.

In 2009, 1.85 million metric tons of fluorite powder were consumed by the producers of hydrofluoric acid and aluminum fluoride, 1.5 million metric tons by the producers of steel, 0.3 million metric tons by others in China, according to the publication of China’s Inorganic Fluoride Industry Association.

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

Description of Products

Fluorite:

We extract and process fluorite ores or fluorspar in northern Inner Mongolia. In 2009, we extracted a total amount of 47,900 metric tons of fluorite ores. There are two final products from extraction and processing of fluorites: high grade fluorite ores with a purity of above 75% CaF2 and fluorite powder with a purity of greater than 97% CaF2 The high grade fluorite ores, selected directly from the mined ores, are sold to steel making companies to be used as a melting agent in steel making. The fluorite powder is a key upstream material for the manufacture of fluorine compounds by the fluorine chemical industry.

In 2009, we extracted approximately 47,900 metric tons of fluorite ores and sold 28,100 metric tons of fluorite lumps with total sales of approximately US$2.54 million, accounting for approximately 65% of the revenues of our fluorite business. We also produced 15,300 metric tons of fluorite powder and sold 12,000 metric tons for approximately US$1.38 million, which accounts for approximately 35% of the revenues of our fluorite business.

Nonferrous:

We extract and process zinc, copper and lead ores in the central part of Inner Mongolia and northeastern part of Xinjiang Uygur Autonomous Region. Our final products are zinc concentrate, copper concentrate and lead concentrate which are sold to metallurgical companies which in turn refine them into zinc, copper and lead ingots.

In 2009, we produced and sold zinc concentrates and copper concentrates equivalent to 178 metric tons of zinc metal, 10 metric tons of copper metal and also sold 3,041 metric tons of oxide zinc-copper ore, accounting for approximately 56%, 16% and 28%, respectively, of the total revenues of our nonferrous business of approximately $0.27 million.

Sales and Marketing

We do not have any marketing staff. We have maintained long term and good relationships with our customers, who send their orders directly to us. Our in-house sales staff fills these orders based on our actual production ability and delivers the products to our customers through railways or trucks. We expect these relationships with our customer to continue.

Major Suppliers

During the year 2009, we have no concentrated suppliers. We extract and process zinc, copper and fluorite ores from our mines and purchase fuel and very few raw materials.

Our Major Customers

In 2009, our revenues from our fluorite business and nonferrous metals business were $3.92 million and $0.27 million, respectively.

The following table shows our major customers (10% or more) for our nonferrous business for the year ended 2009:

Number	Customer	Revenue* (In thousands)	Percentage (%)
1	RuiPeng Mining Ltd	$197	72%
2	Xinjiang Chenguang Oxide-zinc Ltd	76	28%
TOTAL		$273	100%

*	The total revenue from our nonferrous segment is $0.27 million

The following table shows our major customers (10% or more) for our fluorite business for the year ended 2009:

Number	Customer	Revenue* (In thousands)	Percentage (%)
1	Handan Hongzhi Ltd	$892	23%
2	Ningxia Jinhe Ltd	815	21%
3	Laiwu Steel Ltd	638	16%
4	Inner Mongolia Huadesanli Trading Ltd	621	16%
5	Zibo Bofeng Ltd	475	12%
TOTAL		$3,441	88%

*	Total revenue from our fluorite segment is $3.92 million.

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

Our competitors mainly are similar companies in China.

Our main competitors in the fluorite business are:

•	Zhejiang Wuyi Shenlong Mining Co., Ltd., which produced 40,000 metric tons of fluorite lumps and 35,000 metric tons of fluorite powder in 2009.

•	Inner Mongolia Linxi County Jingyuan Mining Co., Ltd., which produced 30,000 metric tons of fluorite lumps and 35,000 metric tons of fluorite powder in 2009.

•	Gansu Gaotai Hongyuan Mining Co., Ltd., which produced 65,000 metric tons of fluorite ore in 2009.

•	Jinghua Huaying Mining Co., Ltd., which produced 20,000 metric tons of fluorite lumps and 28,000metric tons of fluorite powder in 2009.

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

Business Strategy

Prospect in 2010

From the perspective of China’s overall micro-economic condition, China’s economic output will increase gradually in 2010. Non-ferrous metals and fluorite industry will have new development opportunities. The non-metallic mineral industry especially will be an industry in the positive direction.

Resumption of Production Capacity to Meet Demand

▼ Fluorite

In early 2006, we began a mining project at Xiangzhen Mining to produce 300,000 metric tons of fluorite ore and the project was completed in November 2007. At the same, at our mine site, we also started to build a plant with an annual processing capacity of 200,000 metric tons of fluorite ore, and the project was also completed in November 2007. We continued mining operations but the new plant remained in trial production in 2009.

We extracted approximately 47,900 metric tons of fluorite ore in 2009. We expect to extract 130,000 metric tons of fluorite ore in 2010.

We produced and sold approximately 12,000 metric tons of fluorite powder and 28,100 metric tons of fluorite lumps in 2009. We are planning to start the normal production in April 2010 to process 45,000 tons of fluorite ore and produce 19,000 metric tons of fluorite powder. In addition, we plan to sell 55,000 metric tons of fluorite lumps and 19,000 tons of fluorite powder.

Xiangzhen Mining has the largest fluorite ore reserves in Northern China. Xiangzhen is a vice-president member in the China Fluorite Association. The new national policy of tighter restriction for new entrants into the fluorite production will have positive effect on Xiangzhen Mining. We expect the trend will continue for the business to concentrate in large enterprises through the acquisition of smaller enterprises.

▼ Zinc, Copper and Lead

No production was planned at Qianzhen Mining in 2009 due to the low grade of the ore supplied by Qingshan Metal and low copper price. Because the price of sulfur concentrate decreased greatly in 2009, Qianzhen Mining did not go into produce any sulfur products. We do not plan to produce at Qianzhen Mining and Qingshan Metal in 2010 due to the potential asset reorganization activity.

In July 2006, Xingzhen Mining began a project at Keyinbulake Multi-Metal Mine in Buerjin County, Aletai Zone, Xinjiang Uygur Autonomous Region. The project has a mining and processing capacity of 200,000 metric tons of mineralized zinc-copper ore per year. On April 28, 2008, Xingzhen Mining completed a successful testing at its first trial, and then went into production. In parallel with processing, Xingzhen did exploration in the area. In 2009, Xingzhen stopped operations due to price decrease of non-ferrous metals.

In 2009, Xingzhen Mining produced and sold zinc concentrates and copper concentrates equivalent to 178 metric tons of zinc and 10 metric tons of copper, and sold 3,041 metric tons of oxide zinc-copper ore. We continued excavating and mining operations, and have been carrying out the operations until present time. Subject to purchase orders and weather conditions, we plan to start processing in May 2010. We plan to produce extracted ore of 70,000 tons, excavate tunnels of 2,500 meters, process ores of 80,000 tons equivalent to 4,410 metric tons of zinc and 241 metric tons of copper. We plan to sell out all the products to be produced. In addition, we plan to sell 10,000 metric tons of oxide copper-zinc ore.

Exploration Activities

üKeyinbulake Cu-Zn Mine

In 2009, Xingzhen Mining made a great breakthrough in prospecting, though it did not finish its processing plan. Based on previous exploration, especially according to the results of the IP sounding work in geological prospecting carried out in 2009, the mineral formation conditions and the genesis of ore bodies shows that Keyinbulake Copper-Zinc Mine belongs to the submarine volcanogenic sediments. The analysis on the data of exploration shows that within the mineralized belt the ore bodies continue along with the strike and distribute in parallel and en echelon arrangement. The method of sounding indicates that the inclined deepening of the ore-bodies in this area is longer than the length of their strike prolongation. There are five high-polarization abnormal zones found through IP sounding methods and they coincide in space and positions with the known copper-zinc ore bodies controlled under current underground extraction, which confirms that Keyinbulake Copper-Zinc Mine exists with high potential of ore prospecting and the previous work greatly assists the Company to delimit the accurate target area for further verification.

In the first half of 2010, Xingzhen Mining will still focus on geophysical research, IP sounding prospecting, verification drilling design, and carrying out construction in strict accordance with design, as well as conducting the necessary geophysical investigations in the mining area. Xingzhen Mining is striving to explore further for more reserves as a public company before the end of 2010, and achieving breakthroughs in further identifying mineral resources in 2011.

Following the exploration in 2009, further exploration activities are planned in 2010 in the southern and northern parts of Keyinbulake Cu-Zn Mine. The exploration details are scheduled as follows:

Table 1-3: Exploration Program for Keyinbulake Property

Item	Method	Unit	Quantity
Geophysical	Surface scanning	km [2]	2.5
Drilling	four medium/deep holes	m	3000
Trenching	-	m [3]	500
Geophysical prospecting	IP sounding	points	1108

The exploration activities listed above will be completed by a Geophysical Prospecting Team of Xinjiang Nonferrous Geophysical Prospecting Bureau at the end of September 2010 with a total budget of approximately $0.88 million, which will be funded by a shareholder (natural person) of Xingzhen Mining.

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

Competitive Advantages

We believe we have the following competitive advantages:

•
All of our current businesses are conducted through our China-based subsidiaries. We operate mines in the Inner Mongolia Autonomous Region and Xinjiang Uygur Autonomous Region, which are known for their rich minerals of fluorite, copper, lead and zinc.

•	We own one of the best fluorite mines in China which has high purity fluorite ore and good extracting conditions with the single largest processing plant in northern China.

•	We have an experienced management team. Most of our executive officers have more than 20 years of experience in the mining industry.

•	We have good relationships with local government agencies. Regional human resources of labor and specialized professional mining teams are available to us at a low cost.

•	Many of our subsidiaries are located in the western part of China and therefore enjoy many preferential tax and regulatory policies.

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

Employees

As of December 31, 2009, we employed 281 full-time employees, of whom approximately 6.1% are with our Beijing Representative Office, 25.6% are with Qianzhen Mining, 54.8% are with Xiangzhen Mining, 2.9% are with Qingshan Metal (copper and zinc ore mining) and 10.6% are with Xingzhen Mining (holding exploration rights of copper ore and zinc ore). Approximately 17% of our employees are management personnel, and 6.5% are sales and procurement staff. In terms of education level, approximately 18% of our employees have a college degree or higher.

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

As required by applicable Chinese law, we have entered into employment contracts with all of our employees. We have also entered into a confidentiality agreement with all of our employees under which such employees are prohibited from disclosing confidential information of the Company or using it for other purposes than the benefit of the Company. Directors, officers, mid-level managers and some key employees in sales and R&D are required to sign a non-competition agreement which prohibits them from competing with the Company while they are employees of the Company and within two years after their employment with the Company is terminated.

Our employees in China participate in a state pension arrangement organized by Chinese municipal and provincial governments. We are required to contribute to the arrangement at the rate of 20% of the average monthly salary. In addition, we are required by Chinese law to cover employees in China with other types of social insurance. Our total contribution may amount to 30% of the average monthly salary. We have purchased social insurance for all of our employees. Expense related to social insurance was approximately $51,104 for fiscal year 2009.

Risk Factors

CAUTIONARY STATEMENT REGARDING FORWARD - LOOKING INFORMATION AND CERTAIN IMPORTANT FACTORS

In this Annual Report on Form 10-K we make, and from time to time we otherwise make, written and oral statements regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports and filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other of our representatives. For such statements, we invoke the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Qianzhen Mining, one of our subsidiaries, has a 200,000 metric ton/year processing capacity for zinc-lead ore. However, it does not produce any ore it processes. Currently, it obtains its supply of ore from third parties. Its contracts with third parties expired in June 2008. We don’t have a third party supplier now and we may need third party suppliers in the future. Although we plan to increase the quantity of nonferrous metal ore at Qingshan Metal to replace third party suppliers, we may not be able to produce a sufficient quantity to ensure the supply of ore for Qianzhen Mining. As a result, our revenues may be reduced and our business would suffer.

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

Risks Related to Doing Business in China

The Company’s business may be adversely affected by political unrests such as the one occurred in Xinjiang Uygur Autonomous Region.

On July 5, 2009 in Urumqi, the capital of the Xinjiang Uygur Autonomous region, a political unrest erupted because of ethnic conflicts between the minority Uygur and the Han Chinese. One of our mines, Xingzhen Mining, is located at Aletai Zone, Xinjiang Uygur Autonomous Region. During this unrest, transportation in Xinjiang was affected. Our purchased raw materials could not be timely moved into our mining site and our products could not be moved out of the site for sale. As a result, the Company's business had suffered. Our operations may face adverse uncertainties and challenges in the future should such unrests occur.

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

The new merger and acquisition rules may impact our ability to make acquisitions of Chinese businesses.

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

New tax law may adversely affect our business
On March 16, 2007, China's parliament, the National People's Congress, adopted the Enterprise Income Tax Law, which took effect on January 1, 2008. The new income tax law sets a unified income tax rate for domestic and foreign companies at 25 percent and abolishes the favorable policy for foreign invested enterprises. After this law takes effect, newly established foreign invested enterprises will not enjoy favorable tax treatment as in effect under current tax laws. Our subsidiaries were benefiting from the preferred tax rates for foreign invested companies and are subject to the new tax rate of 25 percent. Our net income margin and results of operations may be negatively affected.

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

Our officers, directors and principal stockholders (greater than 5% stockholders) together currently own an aggregate of approximately 88.9% of our outstanding Common Stock on a fully diluted basis. Consequently, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change of control of us and might affect the market price of our Common Stock, even when a change of control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

Our investors may lose their entire investment in our securities.

An investment in our securities is highly speculative and may result in the loss of the entire investment. Only potential investors who are experienced investors in high risk investments and who can afford to lose their entire investment should consider an investment in our securities.

ITEM 2.  DESCRIPTION OF PROPERTY

General

As of December 31, 2009, China Shen Zhou Mining & Resources Inc. owns two properties in the production in the Inner Mongolia Autonomous Region, the People’s Republic of China (“PRC”), and one property under development in Xinjiang Uygur Autonomous Region in the PRC.

The two properties in production are:
- Sumochaganaobao Fluorite Mine in Siziwangqi of Inner Mongolia Autonomous Region in the PRC (Xiangzhen Mining);
- Mining site No. 2 of Qingxing Copper Mine (Tanyaokou Copper Mine) in Wulatehouqi of Inner Mongolia Autonomous Region in the PRC (Qingshan Metal);

The one property under development is:

- Keyinbulake Cu-Zn Multi-metal Mine located in Buerjin County, Aletai, Xinjiang Uygur Autonomous Region in the PRC (Xingzhen Mining).

No	Name of property	Type	Ownership	Status	Location/Country
1	Sumochaganaobao Fluorite Mine	Non-metal Fluorite	100%	Production	Inner Mongolia, PRC
2	Qingxing Copper Mine	Copper and zinc	60%	Production	Inner Mongolia, PRC
3	Keyinbulake Multi-metal Mine	Copper and zinc	90%	Development	Xinjiang Uygur Autonomous Region , PRC

Figure 2-1: China Shen Zhou’s Properties in China

China Shen Zhou Mining & Resources Inc. holds three mining licenses and two exploration licenses at December 31 of 2009. The licenses are:

-Mining license of Sumochaganaobao Fluorite Mine, Siziwangqi, Inner Mongolia, PRC;

-Mining license of Mining Site No. 2 of Qingxing Copper Mine, Wulatehouqi, Inner Mongolia, PRC;

-Mining license of Keyinbulake Cu-Zn Mine in Buerjin County, Xinjiang Uygur Autonomous Region, PRC;

-Exploration license of Southern Part of Keyinbulake Zn Mine in Xinjiang Uygur Autonomous Region of the PRC;

-Exploration license of Northern Part of Keyinbulake Zn Mine in Xinjiang Uygur Autonomous Region of the PRC;

Tables 2-1/2 present detailed information about the licenses.

Table 2-1: 3 Mining Licenses Held by the Company

Property	Sumochaganaobao fluorite deposit (between prospecting line 21-04)	Mining Site No. 2 of Qingxing Copper Mine(Tanyaokou Multi-metal Mine)	Keyinbulake Cu-Zn Multi-metal Mine
License Number	1500000820156	1500000820421	6500000712980
Owner	Inner Mongolia Xiangzhen Mining Group Ltd.	Qingshan Nonferrous Metal Development Co Ltd.	Buerjin County Xingzhen Mining.
Validated period	April 2008 to March 2011	September 2008 to September 2011	August 2007.to August 2013
Area	0.9088 km2	0.6495km2	1.955km2
Mining mode	Underground mining	Underground mining	Underground mining
Mining scale	150,000 metric tons/annum	100,000 metric tons/ annum	21,000 metric tons/ annum
Ore types	Fluorite	Copper, Zinc and sulfur	Copper and zinc
Mining Level	1075m-497m	1455m-855m	1420m-1516m

Table 2-2: 2 Exploration licenses held by the Company

Property	Southern Region of Keyinbulake Zn Mine	Northern Region of Keyinbulake Zn Mine
License Number	650000061272	650000061273
Owner	Xingzhen Mining	Xingzhen Mining
Validated period	December 2009 to December 2010	December 2009 to December 2010
Area	13.37km [2]	12.06 km [2]

There are two types of mineral rights in China: exploration right and mining right. Exploration right is the right for exploring mineral resources within the areas authorized by the exploration license. Mining right is the right for exploitation of mineral resources and production of mineral products. According to Chinese law, an exploration license is valid for 3 years and shall not be extended beyond two additional periods and each no more than two years. 10, 20 and 30 years are the periods of time for mining licenses for small, medium and large deposits or mine s respectively . The mining license can be extended in scope or periods of time if the company intends to continue to operate. Application for extension needs to be submitted at least 30 days before the expiration date

Sumochaganaobao Fluorite Mine in Production Stage (Xiangzhen Mining)

The Company holds 100% ownership of Sumozaganaobao fluorite mine, which was acquired by Xiangzhen Mining from Inner Mongolia Siziwangqi Northern Fluorite Ltd, Co. in July 2002.

Location, Access and Traffic

Sumozaganaobao fluorite mine is located in Siziwangqi, Wulanchabu City, Inner Mongolia, PRC. The coordinates are: E111°15′35″~111°16′30″; N43°07′10″~43°07′49″. This area is easily accessible, with a mud road of approximate 90km from the mine to Erlianhot and then a freeway or national highway of about 250km to Hohhot, the capital city of Inner Mongolia, China. It has a typical continental climate characterized mainly by low precipitation and high evaporation, a big temperature difference between day and night, and windy conditions. The topography is gentle grassland with an elevation difference of only 20-40m. Figure 2-2 is the index map of Sumochaganaobao Fluorite Mine.

Figure 2-2: Sumochaganaobao Fluorite Mine

Mining Licenses

Inner Mongolia Xiangzhen Mining Group Co Ltd. (Xiangzhen Mining) holds the mining licenses of the area between prospecting line 21 and 04 of Sumochaganaobao Fluorite Deposit. The mining license Number is 1500000820156, issued by the Bureau of Land and Resources in April 2008, Wulanchabu City, Inner Mongolia and expires in March 2011.

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

Since 2002, the underground mining has been conducted by Xiangzhen Mining. Initially, the mining capacity was 80, 000 metric tons per year with a concentrator (about 45km southeast of the mine) with an annual processing capacity of 60,000 metric tons. In April 2006, the Company started an expansion. The new mining capacity designed is 300,000 metric tons per year and the treatment capacity is 200,000 metric tons per year from a concentrator located near the fluorite mine. At the end of 2007 when the expanding construction had basically been completed and commissioning started. The Company had invested USD$2,895,380 in underground expansion and USD$7,760,300 in the new concentrator.

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

Mineralized Materials

In March 2007, the Bureau of Land and Resource of Wulanchabu City commissioned the Land-resources Institute of Inner Mongolia to verify the mineralized materials in the Mining License area. The Institute submitted “the Verification Report of Resources/Reserve between Prospecting line 21 and 04, of Sumochaganaobao Fluorite Deposit in Siziwangqi, Inner Mongolia.” The “Consulting Center of the China Mining Association” had reviewed and assessed the verification report and recognized the mineralized material statement in the report, and the indicated mineralized materials were confirmed as 5.051 million metric tons of fluorite with the average grade of 57.58%. In 2009, we extracted a total amount of 47,900 metric tons of fluorite ore, which consumed 57,500 metric tons of the indicated mineralized materials. There are 4.83 million metric tons of retained mineralized materials.

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

Products and Output:

The mine produces fluorite ores which are classified into two commodities, one being high grade fluorite lumps and the second being fluorite powders processed in concentrator. The following table lists the products and output and the average prices in past three years:

Table 2-3: The Output and Price of Products of 2007-2009, Xiangzhen Mining

Year	Product	Output (t)	Average Price per Year (USD$/t)
2007	Fluorite lumps	52,523.96	84.62
	Fluorite concentrate	22,447.23	144.13
2008	Fluorite lumps	24,135.33	106.54
	Fluorite concentrate	6,747.16	167.91
2009	Fluorite lumps	28,083.86	91.65
	Fluorite concentrate	11,972.52	112.86

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

The coordinates are E 106º45′15″-106º45’45”, N 47º57′14” - 40º57′45”.

The mine is 59 kilometers southeast to Linhe Railway Station of Beijing-Lanzhou Railway Line. It is conveniently accessible by highways and telecommunications.

Figure 2-3: Mining Site No. 2 of Qingxing Copper Mine

History of Operation

Qingshan Metal had been in operation for 3 years before it was acquired by the Company. The Mining Project was designed by the Inner Mongolia Metallurgy Design Institute, and the mining capacity designed was 60,000 metric tons per year. The actual mining capacity is 50,000 metric tons of ores per year, of which copper ores account for about 40,000 metric tons and the remaining pertains to 10,000 metric tons of zinc and lead ores.

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

Mineralized Materials

In January 2007, Wulatehouqi Qingshan Non-ferrous Metals entrusted No.3 Geological Exploration Institute of China Metallurgy Geological Bureau to conduct the supplementary geological survey on the “Tanyaokou Multi-Metal Zinc-copper Mine”, between prospecting line 42-58. The final supplementary geological survey was reported in May 2007, which confirmed the mineralized materials and category within the mining area. As of December 31, 2009, the total retained indicated mineralized material is 1.81 million metric tons with the average grade at 0.6%. Our plan for 2009 was to carry out exploration and prepare for mining in the first half of the year, and start mining in the second half of the year and then supply ores to Qianzhen. Due to the decrease in the price of copper, Qingshan did not move on to mining in 2009.

Potential for Further Exploration

In the mining process, two mining tunnels in 1 ,390m level and in 1,350m level intercepted Cu-2 mineralized body which improves the control degree and has increased the resources of Cu-2 mineralized body from 0.0286 million metric tons to 1.3778 million metric tons. Our geological consultant believes that if further exploration is conducted in the future, more minerals could be defined. Drilling will upgrade some of the mineralized materials to Category C (332). Underground exploration (associated with mining operation) should upgrade the mineralized material categories, and explore the extension deeply. In 2009, 356 meters of drilling holes was completed in exploration.

Keyinbulake Cu-Zn Property in Development Stage (Xingzhen Mining)

Xingzhen Mining owns 100% of the Keyinbulake Multi-Metal Property. Before 2004 it was operated by Xinjiang Tianxiang New Tech Co. Ltd (“Tianxiang”) and Mr. Li Leyi together. On April 28, 2006 Xiangzhen Mining acquired 80% of the ownership, and on June 25, 2007 Xiangzhen acquired another 10% from Tianxiang. By December 31, 2007, Xiangzhen Mining owned 90% of Xingzhen Mining. The other 10% is owned by Xinjiang Tianxiang New Technology Development Co., Ltd (5%) and an individual shareholder (5%).

Location and Traffic

Keyinbulake Multi-Metal Property is located in Buerjin County, Aletai, Xinjiang Uygur Autonomous Region. The coordinates are E 87º17′30″-87º9’30”, N 47º58′30” - 47º59′45”, and the area is in 3.59 km 2 . It is 65 kilometers west-north of Aletai city, and 60 kilometers east-north of Buerjin County, and 26 km east-north of Dulaiti town. With the highway from Aletai city to Dulaiti Town passing through the property, it is conveniently accessible. Figure 2-4 is the index map of the Keyinbulake Multi-Metal Property.

Figure 2-4: Keyinbulake Multi-Metal Property

Previous Geological work:

In June 2006, the Company conducted geological explorations in the mining area by means of ground geophysical prospecting and drilling as well as underground Pitting exploration and drilling. At the end of 2007, ground drilling completed 5909 meters and underground exploration 4322 meters and underground drilling 7389 meters.

In 2009, IP sounding work in geological prospecting was carried out. The information of the mineral formation conditions and the genesis of ore bodies given by IP sounding shows that Keyinbulake Copper-Zinc Mine belongs to the submarine volcanogenic sediments. The analysis on the data of exploration shows that within the mineralized belt the ore bodies continue along with the strike and distribute in parallel and en echelon arrangement. The method of sounding indicates that the inclined deepening of the ore-bodies in this area is longer than the length of their strike prolongation. There are five high-polarization abnormal zones found through IP sounding methods and they coincide in space and positions with the known copper-zinc ore bodies controlled under current underground extraction, which confirms that Keyinbulake Copper-Zinc Mine exists with high potential of ore prospecting and the previous work greatly assists the Company to delimit the accurate target area for further verification.

Ore Processing:

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

Inner Mongolia Wulatehouqi Qianzhen Ore Processing Co., Ltd (Qianzhen Mining)

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

Qianzhen Mining conducts the operation by purchasing zinc, copper and/or lead ore from Qingshan Nonferrous Metal or other suppliers. The final products are in bulk. The transportation means for the products is truck. Table 2-4 shows the annual output and the concentrate’s average price of Qianzhen Mining in past three years.

Table 2-4: Annual treatment & concentrate average price in last three years of Qianzhen Mining

Year	Product	Treatment (t)	Concentrate (t)	Average Metal Price Per Year (USD$/t)
2007	Zn concentrate	66,270	5,582.5	2,628.55
	Pb concentrate		777.21	2,231.13
	Cu concentrate	29,512	402.27	7,130.13
2008	Cu concentrate	5,420	36.83	7,006.98
	Concentrate sulphur	77,463	18,146.70	54.53 (Average price of concentrate)
2009	-	-	-	No production in this year.

Kichi Chaarat Closed Stock Company (Kuru-Tegerek Mine)

Prior to September 2009, the Company owned 100% of the registered capital of Tun-Lin, a Kyrgyz Republic registered company, which in turn owned 100% of Kichi Chaarat Closed Stock Company. On September 21, 2009, the Company entered into a Share Purchase Agreement with Fortune Pegasus International Limited, a company organized under the laws of British Virgin Islands, pursuant to which the Company transferred to Fortune the entire equity of Tun Lin in the Kyrgyz Republic. Prior to the disposal of Kuru Tegerek in 2009, we had not made any products from this mine.

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

The shares of our common stock have been traded on the NYSE AMEX (formerly American Stock Exchange) under the trading symbol “SHZ” since January 31, 2008. Before the listing on the NYSE AMEX, the shares of our common stock were quoted on the OTC Bulletin Board. The following table sets forth the quarterly average high and low bid prices per share for the common stock for the past two years:

Year ending December 31, 2009	High	Low
First Quarter	$0.54	$0.25
Second Quarter	$0.59	$0.44
Third Quarter	$1.97	$1.11
Fourth Quarter	$1.75	$0.71

Year ending December 31, 2008	High	Low
First Quarter	$9.85	$2.5
Second Quarter	$6.47	$3.05
Third Quarter	$3.00	$0.90
Fourth Quarter	$1.00	$0.30

Holders. As of March 22, 2010, we had 673 holders of record of our common stock. Our common stock had a closing bid price of $1.15 per share on March 22, 2010.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

On October 29, 2009, the shareholders and the board of directors have approved the 2009 Omnibus Long-term Incentive Plan. On February 4, 2010, 760,000 shares of our common stock were issued to 42 officers, directors, employees, or consultant under this 2009 Omnibus Long-term Incentive Plan. The number of shares of stock award for each officer, director, employee or consultant was determined by dividing the amount of back pay due such officer, director, employee or consultant by $0.38, average daily trading price per share for the Company’s common stock in December 2008.

Recent Sales of Unregistered Securities

On September 22, 2009, the Company entered into a Notes Repurchase Agreement with Mountview Path Limited (“Mountview”), a corporation incorporated under the laws of the British Virgin Islands, pursuant to which the Company repurchased the entire 6.75% Senior Convertible Notes due 2012 of US $28,000,000 principal amount from Mountview. The consideration payable in the transaction consists of US $8,000,000 in cash and 5 million shares of the Company’s common stock. The shares of the Company’s common stock are issued in a private transaction pursuant to the “safe harbor” for the private offering exemption under Section 4(2) of the Securities Act of 1933 (the “Securities Act”) and Rule 506 of Regulation D promulgated thereunder to accredited investors as defined under Rule 501(a) of the Securities Act.

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

BUSINESS

▼ Fluorite

In early 2006, we started a 300,000 metric tons fluorite ore project at Xiangzhen Mining, which was completed in November 2007. We extracted approximately 122,000 metric tons of fluorite ores in 2008.

In early 2006, we started to build a 200,000 metric tons/year fluorite ore processing plant at the mine site. The new processing plant was constructed and went into trial production in November 2007 (the new processing plant). We produced approximately 6,700 metric tons (“metric tons” hereinafter) of fluorite powder in 2008.

2009 is the second year of operation and production after the mining capacity of 300,000 metric tons per year and the processing capacity of 200,000 metric tons per year were built up. Besides, Xiangzhen Mining owns an old production line with annual fluorite powder production capacity of 60,000 metric tons (the old processing plant). During 2009, mining continued, but processing did not operate as planned. We are planning to start production at an appropriate time in April 2010.

In 2009, 47,900 metric tons of fluorite ore were extracted; 27,700 metric tons of fluorite lump were produced and 28,100 metric tons of fluorite lump were sold. 43,800 metric tons of fluorite ore were processed and produced 15,300 metric tons of fluorite powder and 12,000 metric tons of fluorite powder were sold.

We did not reach our projected targets for 2009 for the following reasons. First, we re-started production in May 2009 and had only produced for eight months throughout the year. Second, because downstream enterprises in steel and fluorine chemical industry were greatly affected by the financial crisis, market demand was weak. Third, the water supply around the mining area failed temporarily to meet processing requirements for large-scaled production.

In 2010, Xiangzhen Mining will focus on solving the following problems to achieve a breakthrough.

First, the existing water resource of the mining area is able to sustain the production of the old processing plant. We will try our best to explore new water resource for the production of the new processing plant as early as possible. Second, we will make an effort to develop new fluorite products for  metallurgical　industry, and thus increase the sales percentage of the new fluorite products. Third, by our leading position in the industry we will strive to acquire appropriate fluorite projects.

Subject to purchase orders and weather conditions, we plan to begin mining in the tunnel and start processing in April 2010.We plan to extract fluorite ore of 130,000 metric tons, and process fluorite ore of 45,000 metric tons. In addition, we plan to sell fluorite lump of 55,000 metric tons and fluorite powder of 19,000 metric tons in 2010.

▼Zinc, Copper and Lead

Xingzhen Mining

In July 2006, Xingzhen Mining started to build a 200,000 metric tons/year zinc-copper ore mining and processing project at Keyinbulake Multi-Metal Mine in Buerjin County, Aletai Region, Xinjiang Uygur Autonomous Region.

On April 28, 2008, Xingzhen Mining completed a successful testing at its first trial, and then went into production. In parallel with processing, Xingzhen did exploration in the area. In 2009, Xingzhen stopped operations due to a price decrease of non-ferrous metals.

In 2009, Xingzhen extracted ores of 14,300 metric tons, processed ores of 6,000 metric tons, and produced zinc ore powder of 178.3 metric tons and copper ore powder of 9.76 metric tons. Xingzhen sold zinc ore powder of 178.3 metric tons, copper ore powder of 9.76 metric tons and copper and zinc oxide ores of 3,000 metric tons.

Xingzhen did not reach projected targets in 2009 for the following reasons.  First, due to inclement weather, Xingzhen re-started production late. Xingzhen did not re-start production trial until June 2009. Shortly after that, due to the Xinjiang Uygur violence in July 2009, materials needed could not be delivered from outside Xinjiang to the mining area, and production was delayed. Second, although the results of trial processing reached requirements, the technological adjustment was not finished in time. Therefore, the actual processing did not fully meet production requirements and needed further adjustments and trials. Third, after technological readjustments, Xingzhen did not undergo normal production, due to large price decreases of non-ferrous metals because of  the low grade of ores available to Xingzhen.

In 2010, Xingzhen plans to focus on starting full production, and increase geophysical prospecting efforts at the same time. The main products will be zinc concentrates, copper concentrates, and zinc oxide ore (in the mining area there were high-grade zinc oxide ore, which can be sold with no processing). As weather conditions permit, we plan to start production in late April or early May 2010. With production trials in 2009, Xingzhen has basically finished technological readjustments and is able to re-start processing. In the mean time, we never stopped excavating and mining operations, and have been carrying out the operations to this day. We plan to produce extracted ores of 80,000 metric tons, process ores of 80,000 metric tons, and produce zinc ore powder of 4,410 metric tons and copper ore powder of 241.6 metric tons. We plan to sell all the above products. Besides, we plan to sell copper and zinc oxide ores of 10,000 metric tons.

Qianzhen Mining

Before the end of 2007, Qianzhen Mining processed ores supplied by local mining companies.  Since then, the supplier contracts expired.

No production was planned at Qianzhen Mining in 2009 due to the low grade of the ores supplied by Qingshan Metal and low copper price. Because the price of sulfur concentrates dropped greatly in 2009, Qianzhen Mining did not go into production of sulfur.

We do not plan to produce at Qianzhen Mining in 2010 due to the potential asset reorganization activity.

Qingshan Metal

Due to the decrease in the price of copper in 2008, Qingshan completed exploration only and did not begin mining.

No production was planned in 2009 at Qingshan due to the low copper price.

We do not plan to produce at Qingshan Metal in 2010 due to the potential asset reorganization activity.

Kichi Chaarat Copper and Gold Mine

In November 2007, We completed the acquisition of Tun-Lin Co. Ltd, a company that exists under the law of the Republic of Kyrgyzstan, which owns the 100% of the equity in Kichi Chaarat, which major asset is the subsoil use right for (i) mining for gold, copper and other metals within the Kuru-Tegerek licensed area; and (ii) exploration for gold, copper and other metals within the Kuru-Tegerek licensed area.

Due to the financial crisis, it was extremely difficult to raise funds. The mine was not ready for mining at the same time. After careful consideration and investigation, the Board of Directors of the Company decided to sell the entire equity in Tun-Lin Co. Ltd. and the Kichi Chaarat Copper and Gold Mine on September 21,2009.

On September 21, 2009, Xiangzhen Mining and Fortune Pegasus International Limited signed an equity transfer agreement. Xiangzhen Mining sold the entire equity in Tun-Lin Co. Ltd to Fortune Pegasus International Limited. On November 20, 2009, the sale of Tun-Lin was closed.

Exploration Activities

Keyinbulake Cu-Zn Mine

In the first half of 2010, Xingzhen will focus on geophysical research and the electric logging project, make drilling plans, carry out construction in strict accordance with results given by our prospecting team, and conduct necessary geophysical investigations in the mining area. Xingzhen Mining is striving to explore further reserves as a public company before the end of 2010, and achieving breakthroughs in further identifying mineral resources in 2011.

Acquiring More Mineral Resources

To increase our reserve base and insure supply to our processing facilities, we plan to acquire domestic and foreign large-scale mines when the right opportunity arises. We also expect to acquire additional nonferrous metal mines and fluorite mines that have good extracting and operating conditions and possess all necessary governmental licenses.

BUSINESS STRATEGY

Prospect in 2010

With respect to China’s overall micro-economic situation, we believe that China’s economy will gradually turn for better in 2010. Non-ferrous metal and fluorite industry will face new development opportunities. we also believe that non-metallic mineral industry is an industry with a bright future.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2009 AS COMPARED TO YEAR ENDED DECEMBER 31, 2008

Selected information from the Consolidated Statements of Operations

	For the years ended December 31,
	2009	2008
	(in thousands)	(in thousands)
Net revenue	$4,192	$7,137
Gross profit	258	1,307
- Gross profit margin	6.15%	18.31%
General and administrative expenses	5,853	8,213
Other income(expenses)	11,068	(3,491)
Net income (loss)	$3,014	$(12,149)

REVENUES. Net revenues for the year ended December 31, 2009 were $4.19 million, representing a $2.95 million or 41% decrease as compared to $7.14 million of 2008. The decrease in net revenues is mainly attributable to Qianzhen Mining and Qingshan Metal, which had no operations in 2009. In addition, Xingzhen Mining did not achieve its targets in 2009.

Due to the low price of nonferrous metals and the low grade of the ore supplied by Qingshan Metal, Qianzhen Mining did not operate in fiscal year 2009. In 2008, Qianzhen Mining sold sulfur concentrates of 18,000 metric tons. Qingshan did not operate in 2009 due to its low grade of the ores produced.

Nonferrous metals segment revenue for 2009 amounted to approximately $0.3 million, representing a decrease of approximately $3.1million or 91% decrease compared to 2008.The revenue decrease is entirely attributable to Xingzhen Mining’s revenue decrease in 2009.

For fluorite production, Xiangzhen revenue increased by 5.4% from $3.7 million for 2008 to $3.9 million for 2009, For maintaining the revenue level, the Company increased the production of our fluorite powder and lump when the price of the fluorite powder and lump dropped in 2009.

GROSS PROFIT AND GROSS PROFIT MARGIN. For the year ended December 31, 2009, gross profit was $0.26 million, representing a decrease of approximately 80% as compared to $1.31 million of 2008. Gross profit margin decreased from approximately 18% in 2008 to approximately 6% in 2009. The gross profit margin decrease was mainly due to the market price of the fluorite powder and fluorite lump dropped in 2009.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by approximately $2.3 million to $5.9 million in 2009 from $8.2 million in 2008. The significant decrease in general and administrative expenses was primarily due to Xiangzhen Mining’s cutting down of the general and administrative expenses on a large scale from $4.0 million in 2008 to $ 1.5million in 2009. In 2009, new mineral processing plant prepare cost was $0.01 million, a decrease of approximately $1.91 million compared to $1.92 million in 2008, which was primary factor of the cut down general and administrative expenses.

OTHER INCOME
Other income increased by approximately $14.6 million to $11.1 million in 2009 from a net expense of $3.5 million in 2008 due to the $14.0 million income from the gain of convertible debt extinguishment.

NET INCOME. Net income for the year ended December 31, 2009 was $3.0 million, an increase of $15.1 million compared to net loss of $12.1 million for 2008. Basic earnings per share were $0.13 or $0.13 fully diluted for the year ended December 31, 2009.

SEGMENT PERFORMANCE ANALYSIS

	Segment revenue For year Ended December 31,		Segment profit (loss) For year Ended December 31,
(amounts in thousand)	2009	2008	2009	2008
Fluorite	$3,919	$3,704	$(2,293)	$(3,898)

Nonferrous metals	$273	$3,433	$(1,832)	$(3,058)

Fluorite

Fluorite segment revenue increased by 5.4% from $3.7 million for 2008 to $3.9 million for 2009. The increase was primarily due to the increases in sales volume in both fluorite powder and lumps. We did not operate at full capacity of our plant, Xiangzhen Mining, due to low price of fluorite powder and lumps which both decreased compared to 2008.

Xiangzhen Mining sold a total of 11,972 metric tons of fluorite powder, representing an increase of 77% compared to 2008. During this period, the average sales price for fluorite powder decreased by 55% to $113 per metric tons compared to $168 per metric tons in 2008. The sales of fluorite lumps increased by 15% from 24,135 metric tons in 2008 to 27,663 metric tons in 2009. The Company did not produce more fluorite powder and fluorite lumps due to the low market price.

Revenue contributed from our fluorite segment accounted for 94% of the Company’s total revenue for the year ended December 31, 2009 as compared to 52% in 2008.

Our fluorite segment reported a segment loss of $2.3 million for the year ended December 31, 2009 compared to a segment profit of $3.9 million in 2008.

Nonferrous metals

Nonferrous metals segment revenue for 2009 amounted to $0.27 million, representing a decrease of approximate $3.4 million or 91% compared to 2008. In addition, the nonferrous metals segment has reported a significant change in segment loss to $1.8 million in 2009 from segment loss of $3 million in 2008. The performance of the nonferrous metals segment was materially impacted by (i) No production occurred at Qianzhen Mining in 2009 due to the low grade of the ores supplied by Qingshan Metal and low copper price. Also, no production occurred in 2009 at Qingshan due to the low copper price and (ii) Xingzhen did not achieve projected targets in 2009 for the aforementioned reasons. (ⅲ) we sold a part of inventory due to the price increase compared to 2008.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $0.3 million as of December 31, 2009, an increase of $0.1 million as compared to the balance at December 31, 2008 of $0.2 million. The increase in cash position was mainly due to the decrease of capital expenditures for mine developments, construction, and purchase of processing plants and mining equipments at Xiangzhen Mining and Xingzhen Mining.

Net cash used in operating activities for the year ended December 31, 2009 was $1.2 million, as compared to $2.2 million used for the year ended December 31, 2008. The increase in operating cash flows was mainly due to the $3 million operating net income in 2009 compared to net loss $12.1 million in 2008.

Net cash provided by investing activities of $7.7 million for the year ended December 31, 2009, as compared to $1.9 million used for the year end December 31, 2008 , The increase of the cash position in investing activities cash flows was mainly due to the disposal of discontinued operations.

Net cash used in financing activities for the year ended December 31, 2009 was $6.3 million, which was mainly due to repurchase of the convertible notes. For the same period in 2008, net cash provided by financing activities were $1.0 million, which was mainly due to proceeds from short-term borrowings from banks and relative parties.

The Company has incurred net operating losses of approximately $5.7 million and $7.1 million during the years ended December 31, 2009 and 2008, respectively. The Company had cash used in operation of $1.1 million and $2.2 million for the years ended December 31, 2009 and 2008, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt in addition to executing their business plan. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

ENVIRONMENTAL

The Company’s mining and exploration activities are subject to various PRC laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with applicable laws and regulations in all material respects. The Company’s mining operations are subject to “Natural Resource Compensation Charges”, but the charging rate varies in different cities in the PRC. As of December 31, 2009 and 2008 Natural Resource Compensation Charges of $78,383 and $108,180, respectively, were charged to operations and included in cost of sales.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Convertible Notes

On December 27, 2006, the Company entered into a Notes Purchase Agreement with Citadel Equity Fund Ltd. (“Citadel”), under the terms of which Citadel purchased a total of US$28,000,000 in convertible senior notes. The Notes have a maturity of December 27, 2012.

Redemption of Convertible Notes

On September 22, 2009, the Company entered into a Notes Repurchase Agreement with Mountview Path Limited (“Mountview”), a corporation incorporated under the laws of the British Virgin Islands, pursuant to which the Company repurchased the entire 6.75% Senior Convertible Notes due 2012 of US $28,000,000 principal amount ( “Notes”), originally issued to Citadel. Mountview is the current legal and beneficial owner of the entire amount of the Notes.

The consideration payable in the transaction consists of US $8,000,000 in cash and 5 million shares of the Company’s common stock. The gain on convertible note redemption is $14.0 million, or approximate 0.56 per share. Mountview were entitled to any accrued and unpaid interest on the Notes. The closing of this transaction occurred on December 23, 2009.

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

CONCENTRATION OF CUSTOMERS

We had five main customers who contributed approximately $3,441,000 or 81% of the Company’s consolidated net revenue for the year ended December 31, 2009. For the same period of 2008, the Company had five main customers who contributed approximately $5,330,000 or 76% of the Company’s consolidated net revenue.

The following table shows the Company’s major customers (10% or more of consolidated net revenue) for the year ended December 31, 2009:

	Revenue	Percentage
Customer	(In thousands)	(%)
Handan Hongzhi Ltd	$892	21%
Ningxia Jinhe Ltd	815	19%
Laiwu Steel Ltd	638	15%
Inner Mongolia Huadesanli Trading Ltd	621	15%
Zibo Bofeng Ltd	475	11%
	$3,441	81%

The following table shows the Company’s major customers (10% or more of consolidated net revenue) for the year ended December 31, 2008:

	Revenue	Percentage
Customer	(In thousands)	(%)
RuiPeng Mining Ltd	$2,185	31%
Laiwu Steel Ltd	925	13%
Inner Mongolia Huadesanli Trading Ltd	781	11%
Handan Hongzhi Ltd	754	11%
Ningxia Jinhe Chemistry Ltd	685	10%
	$5,330	76%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 8.	FINANCIAL STATEMENTS.

Please see the “Consolidated Financial Statements of the Company”.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no reportable events as required by Item 304(b) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES.

Effectiveness of Control Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, as appropriate, to allow such persons to make timely decisions regarding required disclosures. Based upon the results of our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) or 15d-15(f), under the Exchange Act.  Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and affected by our Board of Directors, management and other personnel, and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control—Integrated Framework, (COSO). Based on its assessment, management believes that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter within the fiscal year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is certain information concerning each of the directors and executive officers of the Company as of March 31, 2010. None of our directors or executive officers holds directorships in other public companies as of March 31, 2010 except Gene Michael Bennett who is also an independent director for Kunming Shenghuo Pharmaceutical (NYSE Amex: KUN) and Konman Wong who is also an independent director for Group Sense International Ltd. a company listed in Hong Kong stock exchange (stock quote 601). The directors listed below will serve until the Company’s next annual meeting of the stockholders:

Name	Age	Position
Xiao-Jing Yu	53	Director, CEO and Chairman of the Board
Helin Cui	54	Director, President and Chief Operating Officer
Xueming Xu	49	Director
Jiusheng Zhang	46	Chief Financial Officer
Youming Yang	55	Director, Chairman of Compensation Committee
Jian Zhang	68	Director, Chairman of Corporate Governance and Nominating Committee
Konman Wong	46	Director
Ligang Wang	49	Vice President and President of Qianzhen Mining
Gene Michael Bennett	62	Director and Chairman of Audit Committee

Ms. Xiaojing Yu has served as Director, Chief Executive Officer and Chairman of the Board of Directors of the Company since September 15, 2006. She has over 20 years’ experience in the mining industry. She currently also serves as director and chairwoman of Inner Mongolia Wulatehou Banner Qianzhen Mining and Processing Co., Ltd and Inner Mongolia Xiangzhen Mining Co., Ltd. She has served in that capacity since May 2002. Prior to that, she was the general manager of Dalian Zhikun Metal Materials Co. Ltd and finance manager of Gansu Baiyin Nonferrous Industrial Corporation. Ms. Yu also serves as the Executive Vice President of China Fluorite Industry Association. She attended an advanced Management Program run by Tsing Hua University.

Mr. Helin Cui has served as Director, President and Chief Operating Officer. He has more than 20 years’ experience in the mining industry. He is currently a director and deputy chairman of Inner Mongolia Wulatehou Banner Qianzhen Mining and Processing Co., Ltd and of Inner Mongolia Xiangzhen Mining Co., Ltd. He has serves in that capacity since May 2002. Prior to that, Mr. Cui worked at Gansu Province’s No. 3 Geological Team as a technician, engineer and team leader and deputy general manager at Baiyin Trading Company in Gansu Province. He graduated from the Xi'an Geology College.

Mr. Xueming Xu has served as Director. He has more than 20 years’ experience in the mining industry. He is currently director and President of Inner Mongolia Wulatehou Banner Qianzhen Mining and Processing Co., Ltd and of Inner Mongolia Xiangzhen Mining Co., Ltd. He has served in that capacity since May 2002. Prior to that, Mr. Xu served as technician, vice-superintendent and superintendent at Inner Mongolia’s Huiyaokou Iron Ore Plant and deputy general manager of Inner Mongolia Dongshengmiao Mining Co., Ltd. Mr. Xu graduated from Lianyungang College of Chemical Mining and attended an advanced Management Program run by Tsing Hua University.

Mr. Youming Yang has served as Director. He has 25 years’ experience in nonferrous geological prospecting field and was responsible for the prospecting of a number of large sized nonferrous mining projects in China. He has served as Chief of the Nonferrous Geological Prospecting Bureau of Xinjiang Uygur Autonomous Region since May 2000. Prior to that, Mr. Yang worked as a Chief Engineer at the Nonferrous Geological Prospecting Bureau of Xinjiang Uygur Autonomous Region from October 1994 to April 2000. Mr. Yang studied geology and graduated from Central South China Mining and Metallurgy College.

Mr. Jian Zhang has served as Director. He has over 30 years’ experience in nonferrous mining, project construction and management and is currently an external director of China Construction Materials Company Ltd. since August 2005. Prior to that, Mr. Zhang was General Manager of China Nonferrous Mining Construction Group from September 2003 to August 2005. He served as General Manager of China Nonferrous Mining Construction Group from April 2002 to September 2003. Mr. Zhang graduated from the environmental engineering department of Xi ’an Mining Architecture College in 1968.

Mr. Konman Wong has served as Director since July 2009. He is currently Managing Director of Action Precision Ltd., a metal casting manufacturer for the telecommunication industry. Mr. Wong is a member of CPA in both U.S. and Hong Kong and has extensive experience in direct investment, fund raising, financial management, auditing and forming strategic alliances. From April 2000 to July 2009, he served as the managing director of Fortune Capital Group Ltd. Fortune Capital Group provides venture capital and investment fund services to enterprises.  Mr. Wong graduated in December 1989 from the University of Hawaii at Manoa in the United States with a bachelor’s degree in Accounting. Currently, he also serves as Independent and non-executive director of Group Sense International Ltd. a company listed in Hong Kong stock exchange (stock quote 601).

Mr. Jiusheng Zhang has served as the Chief Financial Officer of the Company since March 2009. Mr. Zhang is a senior economist and has over 15-year experience in financing and investment. From August 2004 to December 2008, he served as Chief Financial Officer and Vice General Manager of Zhong Xing Company. From January 2001 to August 2004, he served as Chief Financial Officer of Tianjin Olympic Garden Investment Limited of China Sport Industry Group Co. LTD. Mr. Zhang has a Master of Arts in economics from the Xi’an Finance and Economics College in China.

Mr. Gene Michael Bennett has served as Director and Chairman of the Audit Committee. He has over 25 years’ experience as CFO, Professor and Consultant. His abundant working experience in China has assisted Chinese firms to develop "Good Corporate Governance" and transparent infrastructures. He is a CPA (inactive), and has experience working for one of the top auditors in the world, Grant Thornton. He graduated from Michigan State University. He was Independent Director of one US-listed Chinese company: Kunming ShengHuo Pharmaceutical (AMEX: KUN). Currently, he also holds positions for other two US-listed Chinese companies: China AgriTech Group, Inc (CAGC, Amex) (Audit Chair - Audit Committee BOD) and China Pharma Holding, Inc. (CPHI, OTC-BB) (Audit Chair-Audit Committee BOD).

Mr. Ligang Wang has served as Vice President. Since July 2002, he has served as President of Qianzhen Mining. He has more than 20 years’ experience in mine management. From January 1986 to June 2002, he worked as plant manager in the Wulatehou Banner Baynnur Mining.

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

As directors of the Company, we elected them based on their experiences in financial or industrial work. Most of our directors have over 25 years’ experience in the relevant industry, such as Messrs. Helin Cui, Xueming Xu, Jian Zhang, Youming Yang, who all have over 20 years’ experience in the management of nonferrous mining. They are qualified for being directors of the Company which is mainly conducting the business of mining operation. As an Amex listed company, we also hire some financial experts as the director of the Company, who are Messrs. Gene Michael Bennett and Konman Wong.

Ms. Xiaojing Yu has over 20 years’ experience in the mining and financing industry. As the founder of the Company, she is a major shareholder (54.58%) of the Company. To stabilize the experienced management team and for the long term development of the Company, she has served as both the Chairwoman of Board and CEO of the Company.

We do not have a Lead independent Director. We consider the diversity in identifying nominees for directors in two aspects: sufficient experiences in management of mining operations and financing.

Involvement in Certain Legal Proceedings

During the past ten years, no present or former director, executive officer or person nominated to become a director or an executive officer of our Company:

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

Board Composition; Audit Committee and Financial Expert

Our Board has seven (7) members, of which four (4) are independent directors. The independent directors are Gene Michael Bennett, Jian Zhang, Konman Wong and Youming Yang. We have an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee. The Audit Committee has been established as a separately-designated standing committee in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee has at least one member, Mr. Gene Michael Bennett, who meets the definition of an “audit committee financial expert” under SEC rules and whom the Board has determined to be “independent”.

Audit Committee. The Audit Committee is currently comprised of Gene Michael Bennett, Konman Wong and Jian Zhang, with Gene Michael Bennett as the chairman, each of whom are “independent” as that term is defined by SEC rules and under the American Stock Exchange listing standards. The Audit Committee is directly responsible for the appointment, retention and oversight of the work of any independent accountants employed by the Company for the purpose of preparing or issuing an audit report or related work or performing other audit, review or other services. Any such registered public accounting firm must report directly to the Audit Committee. The Audit Committee has the ultimate authority and responsibility to evaluate and, where appropriate, replace the registered public accounting firm.

Audit Committee has held 3 meetings in 2009 and the attendance rates for all committee members are 100%.

Compensation Committee. The Compensation Committee is responsible for the administration of all salary, bonus and incentive compensation plans for our officers and key employees. The members of the Compensation Committee are Konman Wong, Jian Zhang and Youming Yang, with Youming Yang as the chairman, all of whom are “independent” directors.

Compensation Committee has not held any meeting in 2009.

Nominating and Corporate Governance Committee The Nominating and Corporate Governance Committee is responsible for overseeing, reviewing, and making periodic recommendations concerning the company’s corporate governance policies and recommending candidates for election to the Company’s Board of Directors. The committee also oversees our adherence to our corporate governance standards. The members of the committee are Jian Zhang, Konman Wong, and Youming Yang with Jian Zhang as the chairman.

Nominating and Corporate Governance Committee has not held any meeting in 2009.

In 2009, the board of directors held five meetings and attendance rates for all board members are 100%.

ITEM 11.	EXECUTIVE COMPENSATION

During 2009, no executive officer’s total annual salary and bonus exceeded $100,000.

Summary Compensation Table

Name and Principal Underlying Positions (a)	Year (b)	Salary Paid in Cash (c)	Bonus (d)	Option Awards (e)	Stock Awards (f)***	Non-equity Incentive Plan Compensation (g)	Nonqualified Deferred Compensation Earnings (h)	All Other Compensation (i)	Total (j)
Xiaojing Yu, CEO	2009	$70,287	$0	$0	0	$0	$0	$0	$70,287
	2008	$179,985	$0	$0	98,307	$0	$0	$0	$278,292
Xueming Xu, President and COO*	2009	$39,550	$0	$0	0	$0	$0	$0	$39,550
	2008	$82,494	$0	$0	48,865	$0	$0	$0	$131,359
Helin Cui, President and COO*	2009	$29,587	$0	$0	0	$0	$0	$0	$29,587
	2008	$26,994	$0	$0	3,323	$0	$0	$0	$30,317
Hu Ye, CFO**	2009	$9,747	$0	$0	0	$0	$0	$0	$9,747
	2008	$42,029	$0	$0	0	$0	$0	$0	$42,029
Jiusheng Zhang, CFO**	2009	$22,980	$0	$0	0	$0	$0	$0	$22,980
	2008	$0	$0	$0	76,000	$0	$0	$0	$76,000
Ligang Wang, Vice President	2009	$10,538	$0	$0	0	$0	$0	$0	$10,538
	2008	$23,764	$0	$0	3,000	$0	$0	$0	$26,764

* Helin Cui was appointed as Chief Operating Officer and President in addition to being a director on December 3, 2009. On this date, Xueming Xu resigned from the position of Chief Operating Officer and President and he remains a director of the Company.

** Hu Ye was CFO from May 2008 to February 2009. Jiusheng Zhang was appointed CFO in March 2009 and his stock awarded in 2008 was issued for his service of financial consultancy.

*** Common shares awarded under 2009 Omnibus Long-term Incentive Plan approved on October 29, 2009. The number of shares of stock award for each officer or director was determined by dividing the amount of back pay due such officer, director, employee or consultant by $0.38 which was the average daily trading price per share for the Company’s common stock in December 2008. The stock awards are included in the total compensation in 2008. (The salary of 2008 amounting to $153,495 has not been paid, including Xiaojing Yu’s salary amounting to $98,307, Xueming Xu’s salary amounting to $48,865, Helin Cui’s salary amounting to $3,323 and Ligang Wang’s salary amounting to $3,000.)

Outstanding Equity Awards at Fiscal Year-End

2009 Omnibus Long-term Incentive Plan was approved both by Board of Directors of the Company on October 29, 2009 and by shareholders of a majority of our voting stock and upon the effectiveness of the Information Statement on Form 14C. The shares of Stock issuable under the 2009 Plan are available either from authorized but unissued shares or from shares reacquired by us on the open market. The maximum number of shares of Stock available for issuance under the 2009 Plan shall be 2,000,000, and the maximum number of common stock that will be awarded to any one Grantee (as defined) during any calendar year shall not exceed 300,000.

On February 4, 2010, 760,000 common shares were issued to 42 persons of employees, consultants, officers and directors under 2009 Omnibus Long-term Incentive Plan. The number of shares of stock award for each officer, director, employee or consultant was determined by dividing the amount of back pay due such officer, director, employee or consultant by $0.38 which was the average daily trading price per share for the Company’s common stock in December 2008.

Director Compensation

Compensation for all directors in 2008-2009 as follows:

Name (a)	Year	Fees Paid in Cash (b)	Stock Awards (c) **	Option Awards (d)	Non-Equity Incentive Plan Compensation (e)	Nonqualified Deferred Compensation Earnings (f)	All Other Compensation (g)	Total (h)
Yonming Yang*	2009	$10,538	—	—	—	—	—	$10,538
	2008	$13,391	4,000	—	—	—	—	$17,391
Jian Zhang*	2009	$10,538	—	—	—	—	—	$10,538
	2008	$13,391	4,000	—	—	—	—	$17,391
Konman Wong*	2009	$5,269	—	—	—	—	—	$5,269
Gene Michael Bennett*	2009	$13,200	—	—	—	—	—	$13,200
	2008	$19,800	4,000	—	—	—	—	$23,800

* Independent director. Mr. Konman Wong was appointed the director of the Company in July 2009.

** Common shares awarded under 2009 Omnibus Long-term Incentive Plan approved on October 29, 2009. The number of shares of stock award for each director was determined by dividing the amount of back pay due such officer, director, employee or consultant by $0.38 which was the average daily trading price per share for the Company’s common stock in December 2008. The stock awards are included in the total compensation in 2008.

We currently pay an independent director the compensation of $10,538 in 2009, except the Chairman of Audit Committee, Gene Michael Bennett whose 2009 compensation was $13,200.

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

The following table sets forth certain information as of March 31, 2010 relating to the beneficial ownership (as defined by the rules of the SEC) of shares of common stock by (i) each person who owns beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our executive officers as of March 31, 2010, and (iv) all of our executive officers and directors as a group.

	Amount and Nature of Beneficial Ownership (1)
Name and Address	Number of Shares(2)		Percentage Owned (3)
Xiaojing Yu, CEO	15,267,000		54.58%
Xueming Xu, COO & President	1,990,000		7.11%
Helin Cui, COO & President	208,800		*
Jiusheng Zhang, CFO	200,000		*
Jian Zhang, Independent Director	10,000		*
Youming Yang, Independent Director	10,000		*
Gene Michael Bennett, Independent Director	10,000		*
Konman Wong, Indepdent Director	0		*
Ligang Wang, Vice President	107,900		*
American Eastern Securities, Inc. (4)	2,060,000		7.36%
Mountview Path Ltd.	5,000,000		17.87%
Directors and executive officers as a group (9 persons)	17,803,700	**	63.64%

*	Less than 1%

**	Including the common shares awarded under 2009 Omnibus Long-term Incentive Plan approved on October 29, 2009.

(1)
As of March 31, 2010, there were 27,974,514 shares of common stock outstanding. Each person named above has sole investment and voting power with respect to all shares of the common stock shown as beneficially owned by the person, except as otherwise indicated below.

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

(3)
In determining the percent of common stock owned by a person (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the shares of common stock outstanding as of March 31, 2010, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)
Held by American Eastern Group, Inc., American Eastern Securities, Inc., EIC Investments, LLC, and Trang Chong Hung individually. The shares so held are directly or indirectly owned by Trang Chong Hung and his family members.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On June 25, 2007, the Company entered into a share transfer agreement with Xinjiang Tianxiang New Technology Development Co. Ltd (“Tianxiang”), the minority shareholder of Xiangzhen Mining to acquire an additional 10% ownership interest in Xingzhen Mining for a cash consideration of $479,150. On August 10, 2007, the share transfer agreement was approved by the China local government authorities. As a result, the Company’s shareholding in Xingzhen Mining has increased from 80% to 90%.

Tianxiang provided exploration services to Xingzhen Mining for service fees of $52,073 in 2008 and did not provide any service to Xingzhen Mining in 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Sherb & Co. LLP (“Sherb”) has audited our financial statements for the 2009 and 2008 fiscal years. Grobstein, Horwath & Company, LLP (“Horwath”), has reviewed our financial statements for the 2008 fiscal year. All of the services described below were approved by our board prior to performance. Our board has determined that the payments made to its independent accountant for these services are compatible with maintaining such auditor's independence.

Audit Fees. The aggregate fees billed by Sherb for professional services rendered for the audit of the Company’s financial statements and review services for interim quarterly financial statements for the fiscal years ended December 31, 2009 and 2008 both were $160,000 and $130,000, respectively. The aggregate fees billed by Horwath for professional services rendered for the review services of the Company’s interim quarterly financial statements for the fiscal year ended December 31, 2008 were $66,000 respectively.

Audit-Related Fees. There were no fees for assurance and related services by Sherb and Horwath for the fiscal year ended December 31, 2009 and 2008.

Tax Fees. We engage E-Fang Accountancy Corp (“E-Fang”) to provide service for the income tax returns in the U.S. The tax service fee for the fiscal year ended December 31, 2009 is estimated to be $5,000, and the tax service fee for the fiscal year ended December 31, 2008 was $5,742. There were no fees for tax compliance, tax advice or tax planning services by Sherb and Horwath for the fiscal year ended December 31, 2009 and 2008.

All Other Fees. There were no other fees for either audit-related or non-audit services billed by Sherb, E-Fang and Horwath for the fiscal years ended December 31, 2009 and 2008.

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

10.21
Share Purchase Agreement by and between Inner Mongolia Xiangzhen Mining Group Co., Ltd. and Fortune Pegasus International Limited, dated September 21, 2009 incorporated by reference to exhibit 10.1 of Form 8-K filed on September 25, 2009.

10.22
Notes Repurchase Agreement by and between China Shen Zhou Mining & Resources, Inc. and Mountview Path Limited, dated September 22, 2009 incorporated by reference to exhibit 10.2 of Form 8-K filed on September 25, 2009.

14.1	Code of Ethics, dated as of April 16, 2007 (Incorporated by reference to the Company’s Form 10-KSB filed on April 17, 2007.)
*21.1	Subsidiaries of the Company
* 31.1	Statement of Chief Executive Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.
* 31.2	Statement of Chief Financial Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.
* 32	Statement of Chief Executive Officer and Chief Financial Officer Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SHEN ZHOU MINING & RESOURCES, INC.

Dated: March 31, 2010	/s/ Xiaojing Yu
Xiaojing Yu
Director, Chief Executive Officer, and Chairman of the Board

Dated: March 31, 2010	/s/ Jiusheng Zhang
Jiusheng Zhang
Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiaojing Yu	Chairman of the Board and Chief Executive Officer	March 31, 2010
Xiaojing Yu	(Principal Executive Officer)

/s/ Helin Cui	Director, Chief Operating Officer	March 31, 2010
Helin Cui

/s/ Xueming Xu	Director	March 31, 2010
Xueming Xu

/s/ Gene Michael Bennett	Director	March 31, 2010
Gene Michael Bennett

/s/ Jian Zhang	Director	March 31, 2010
Jian Zhang

/s/ Konman Wong	Director	March 31, 2010
Konman Wong

/s/ Youming Yang	Director	March 31, 2010
Youming Yang

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
China Shen Zhou Mining & Resources, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Shen Zhou Mining & Resources, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses and negative cash flows as more fully described in Note 2. These issues raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Sherb & Co., LLP
Certified Public Accountants
New York, New York
March 31, 2010

CHINA SHEN ZHOU MINING & RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$333	$200
Accounts receivable, net	302	561
Other deposits and prepayments, net	855	1,111
Inventories	3,721	2,958
Restricted assets	740	-
Assets - Discontinued operations	-	10,915
Total current assets	5,951	15,745

Prepayment for office rent	280	505
Available for sale investment	146	146
Property, machinery and mining assets, net	34,902	36,862
Deferred debt issuance costs	-	1,755
Total assets	$41,279	$55,013

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,694	$3,470
Fair value of detachable warrants liability	-	33
Short term bank loans	3,603	1,756
Other payables and accruals	6,667	4,639
Taxes payable	333	415
Due to related parties	-	2,490
Liabilities - Discontinued operations	-	328
Total current liabilities	15,297	13,131

Due to related parties	2,297	-
Convertible notes payable	-	24,251
Total liabilities	17,594	37,382

STOCKHOLDERS’ EQUITY:
Common Stock ($0.001 par value; 50,000,000 shares authorized;
27,214,514 shares and 22,214,514 shares issued and outstanding
as of December 31, 2009 and 2008, respectively	$27	$22
Additional paid-in capital	28,518	25,251
PRC statutory reserves	1,672	1,672
Accumulated other comprehensive income	3,839	4,020
Accumulated deficit	(10,342)	(13,356)
Stockholders' equity - China Shen Zhou Mining & Resources, Inc. and Subsidiaries	23,714	17,609
Noncontrolling interest	(29)	22
Total stockholders’ equity	23,685	17,631
Total liabilities and stockholders’ equity	$41,279	$55,013

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2009	2008
Net revenue	$4,192	$7,137
Cost of sales	3,934	5,830
Gross profit	258	1,307

Operating expenses:
Selling and distribution expenses	94	146
General and administrative expenses	5,853	8,213
Total operating expenses	5,947	8,359

Net income (loss) from operations	(5,689)	(7,052)

Other income (expense):
Interest expense	(2,989)	(2,744)
Gain on convertible debt extinguishment	13,959	-
Impairment of goodwill	-	(1,127)
Other, net	98	380
Total other income (loss)	11,068	(3,491)

Income (loss) from continuing operations before income taxes	5,379	(10,543)

Provision of income taxes	(200)	(544)

Income (loss) from continuing operations	5,179	(11,087)

Discontinued operations (Note 3):
Loss from operations of discontinued component	(740)	(1,192)
Loss on disposal of discontinued subsidiary	(1,476)	-
Loss from discontinued operations	(2,216)	(1,192)

Net income (loss)	2,963	(12,279)
Less: Noncontrolling interests attributable to the noncontrolling interests	51	130
Net income (loss) - attributable to China Shen Zhou Mining & Resources, Inc. and Subsidiaries	3,014	(12,149)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(181)	1,908
Comprehensive income (loss)	$2,833	$(10,241)

Net income (loss) per common share – basic and diluted
From continuing operations	$0.22	$(0.50)
From discontinued operations	(0.09)	(0.05)
	$0.13	$(0.55)

Weighted average common shares outstanding
- Basic and Diluted	24,743	22,215

 The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Amounts in thousands)

	Common Stock Number of		Additional Paid-in	PRC Statutory	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Reserves	Deficit	Income	Interest	Equity
Balance at January 1, 2008	22,215	$22	$25,251	$1,672	$(1,207)	$2,112	$144	$27,994
Net income (loss) for the years ended December 31, 2008	-	-	-	-	(12,149)	-	(130)	(12,279)
Foreign currency translation adjustment	-	-	-	-	-	1,908	8	1,916

Balance at December 31, 2008	22,215	22	25,251	1,672	(13,356)	4,020	22	17,631

Repayment of convertible debt	-	-	(4,878)	-	-	-	-	(4,878)
Issuance of shares for repurchase the convertible notes	5,000	5	8,145	-	-	-	-	8,150
Net income (loss) for the year ended December 31, 2009	-	-	-	-	3,014	-	(51)	2,963
Foreign currency translation adjustment	-	-	-	-	-	(181)	-	(181)

Balance at December 31, 2009	27,215	$27	$28,518	$1,672	$(10,342)	$3,839	$(29)	$23,685

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share data)
	For the years Ended
	December 31
	2009	2008
Cash flows from operating activities:
Net income (loss)	$3,014	$(12,149)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss from operations of discontinued component	740	1,192
Write off deferred tax abilities of discontinued operations	-	(1,201)
Loss on sale of discontinued operations, net of income taxes	1,476	-
Gain on sale of repurchase convertible notes	(13,959)	-
Provision for doubtful accounts	-	(2)
Provision for deferred tax asset	-	685
Impairment provision for inventories	34	-
Impairment of goodwill	-	1,127
Depreciation and amortization	2,514	4,343
Write off of deferred tax abilities	-	-
Loss from investments	-	-
Deferred income tax benefits	-	(178)
Fair value adjustment of warrants	7	(1,067)
Loss on disposal of property, machinery and mining assets	15	-
Accrual of coupon interests and accreted principal	1,169	1,489
Amortization of deferred financing costs	1,207	1,576
Amortization of debt issuance costs	318	415
Noncontrolling interests	(51)	(122)
Changes in operating assets and liabilities:
Increase (decrease) in -
Accounts receivable	259	1,922
Other deposits and prepayments	256	40
Prepayment for office rent	225	(505)
Inventories	(797)	(1,319)
Due from related companies	-	(625)
Restricted assets	(740)	-
Increase (decrease) in -
Accounts payable and accrued liabilities	1,224	989
Other payables and accruals	2,028	1,200
Taxes payable	(82)	167
Net cash used in operating activities from continuing operations	(1,143)	(2,023)
Net cash used in operating activities from discontinued operations	(33)	(213)
Net cash used in operating activities	(1,176)	(2,236)

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands, except share data)

	For the year Ended December 31
	2009	2008
Cash flows from investing activities:
Purchases of property, machinery and mining assets	$(2,520)	$(1,894)
Sales of property, machinery and mining assets	1,987	-
Net cash used in investing activities from continuing operations	(533)	(1,894)
Net cash provided by disposal of discontinued operations	8,200	-
Net cash provided by (used in) investing activities	7,667	(1,894)
Cash flows from financing activities:
Repayment at the convertible notes	(8,000)	-
Due to related parties	(193)	604
Repayment at short-term bank loans	(2,518)
Proceeds from short-term bank loans	4,362	442
Net cash (used in) provided by financing activities	(6,349)	1,046
Foreign currency translation adjustment	(9)	335

Net increase (decrease) in cash and cash equivalents	133	(2,749)

Cash and cash equivalents at the beginning of the year	200	2,949
Cash and cash equivalents at the end of the year	$333	$200

Non-cash investing and financing activities
Shares issued to repurchase debt (5 million shares)	$8,150,000	$-

Supplemental disclosures of cash flow information:
Cash paid for interest expenses	$241	$254
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESSS AND ORGANIZATION

China Shen Zhou Mining & Resources, Inc. and its subsidiaries (collectively known as the “Company” or “we”) are principally engaged in the exploration, development, mining, and processing of fluorite, zinc, lead, copper, and other nonferrous metals in the People’s Republic of China (“PRC” or “China”).

At December 31, 2009, the subsidiaries of China Shen Zhou Mining & Resources, Inc. are as follows:

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

NOTE 2 - RECAPITALIZATION, REORGANIZATION AND GOING CONCERN

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

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has incurred net operating losses of approximately $5.7 million and $7 million during the years ended December 31, 2009 and 2008, respectively. The Company had cash used in operations of approximately $1.2 million and $2.2 million for the years ended December 31, 2009 and 2008, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt in addition to executing their business plan. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.  These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 3 - DISCONTINUED OPERATIONS

On November 20, 2009, the Company completed the sale of all its ownership interest in Tun-Lin Limited Liability Company (“Tun-Lin”), a subsidiary of the Company within the nonferrous metals segment. The Company received cash proceeds of $8.2 million.

The Company has recorded a loss from operations of discontinued component, net of income taxes, of approximately $740,000, and a loss on disposal of discontinued subsidiary, net of income taxes, of approximately $1,476,000. In accordance with Accounting Standard Codification (“ASC”) 360 (Formerly FAS 144) of Financial Accounting Standards Board (“FASB”), Accounting for Impairment or Disposal of Long-Lived Assets, the Company has reflected Tun-Lin’s results of operations in the consolidated statements of operations through the date of the sale as discontinued operations for all periods presented. The assets and liabilities of Tun-Lin in the Company’s consolidated balance sheet as of December 31, 2008 have been reclassified. The cash flows of discontinued operations also have been reclassified.

The following table presents the revenue, net loss from discontinued operations and on disposal of Tun-Lin for the periods presented:

	Years Ended December 31,
	2009	2008
	(In thousands)	(In thousands)
Revenue	$-	$ -

Net loss from discontinued operations,	$(740)	$ (1,192)

Net gain (loss) on disposal of subsidiary	$(1,476)	$ Not Applicable

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The Company’s consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of the Company’s consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting periods. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves and value beyond proven and probable reserves that are the basis for future cash flow estimates utilized in impairment calculations, the estimated lives of the mineralized bodies based on estimated recoverable volume through the end of the period over which the company has extraction rights that are the basis for units-of-production depreciation, depletion and amortization calculations; estimates of fair value for certain reporting units and asset impairments (including impairments of goodwill, long-lived assets and investments); write-downs of inventory to net realizable value; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Certain of the Company’s accounting policies require higher degrees of judgment than others in their application. Management evaluates all of its estimates and judgments on an on-going basis

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (AFMG, Xiangzhen Mining, and Qianzhen Mining) and its majority owned subsidiaries (Qingshan Metal and Xingzhen Mining).  All inter-company balances and transactions have been eliminated.

Minority interest in the net assets and earnings or losses of Xingzhen Mining have been absorbed by the Company as minority interest holders in the subsidiary have no basis in their investment in the subsidiary.

Basis of preparation

The accompanying consolidated financial statements have been prepared in conformity with US GAAP. The basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the accounting principles of the PRC (“PRC GAAP”). The Company’s functional currency is the Chinese Renminbi (“RMB”); however the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). All significant inter-company transactions and balances have been eliminated

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate their fair value. Substantially all of the Company’s cash is held in bank accounts in the PRC and is not protected by FDIC insurance or any other similar insurance. Restricted cash is excluded from cash and cash equivalents and is included in restricted assets.

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

Available-for-sale securities

The Company accounts for its investments in auction rate securities in accordance with FASB ASC 320. Specifically, when the underlying security of an auction rate security has a stated or contractual maturity date in excess of 90 days, regardless of the frequency of the interest rate reset date, the security is classified as an available-for-sale marketable debt security.

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

Estimated useful lives of the Company’s assets are as follows:

Useful Life
(In years)
Land use rights	25
Buildings	25
Machinery	12
Mining assets	License term
Motor vehicle	6
Equipment	5
Extraction rights	License term
Exploration rights	License term

Foreign Currency

The Company’s principal country of operations is the PRC and one of the subsidiaries is located in Kyrgyz Republic. The financial position and results of operations of the Company’s subsidiaries located in the PRC and Kyrgyz Republic are recorded in Renminbi (“RMB”) and Kyrgyz Som (“KGS”) as the functional currency, respectively. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange ruling at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“US dollar”) are recorded in accumulated other comprehensive income, a separate component within shareholders’ equity.

The exchange rates used to translate amounts in RMB and KGS into US Dollars for the purposes of preparing the consolidated financial statements were as follows:-

	December 31, 2009	December 31, 2008
Balance sheet items, except for the registered and paid-up capital and retained earnings, as of year end	US$1=RMB6.8282 US$1=KGS42.6393	US$1=RMB6.8346 US$1=KGS39.4181

Amounts included in the statements of operations, statements of changes in stockholders’ equity and statements of cash flows for the years then end.	US$1=RMB6.8321 US$1=KGS42.7090	US$1=RMB6.9351 US$1=KGS36.6184

For the years ended December 31, 2009 and 2008, foreign currency translation adjustment of approximately ($181,000) and $1,908,000, respectively, have been reported as comprehensive income in the consolidated statement of stockholders’ equity and comprehensive income.

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

Noncontrolling Interest

Noncontrolling interests in the Company’s subsidiaries are recorded in accordance with the provisions of FASB ASC 810  and are reported as a component of equity, separate from the parent’s equity.  Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions.  Results of operations attributable to the noncontrolling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

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

Sales revenue is recognized, net of PRC business taxes, sales discounts and returns at the time when the merchandise is sold to the customer. Based on historical experience, management estimates that sales returns are immaterial and has not made allowance for estimated sales returns

Stripping Costs

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

Goodwill of $1,001,000 arose from the Company’s acquisition of Qingshan Metal within its nonferrous metals segment on April 27, 2006. Impairment of goodwill is tested at least annually at the reporting unit. The test consists of two steps. First, we identify potential impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No 141, “Business Combinations”. The Company’s performed financial valuation indicated impairment on the goodwill as of December 31, 2008.

Financial instruments

Effective January 1, 2008, the Company adopted FASB ASC 820-Fair Value Measurements and Disclosure or ASC 820 for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company values its financial instruments as required by estimating their fair value. The estimated fair value amounts have been determined by the Company, using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, restricted assets, available for sale investment, accounts payable, warrant liability, other payables and accruals,, short-term bank loans, other current liabilities.

Cash and cash equivalents include money market securities and commercial paper that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

Taxation

(a)	Enterprise Income Tax

Taxation on profits earned in the PRC are calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the PRC.

The Company provides for deferred income taxes using the asset and liability method. Under this method, the Company recognizes deferred income taxes for tax credits and net operating losses available for carry-forwards and significant temporary differences. The Company classifies deferred tax assets and liabilities as current or non-current based upon the classification of the related asset or liability in the financial statements or the expected timing of their reversal if they do not relate to a specific asset or liability. The Company provides a valuation allowance to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

Income taxes are accounted for under the Statement of FASB ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and tax loss carry forwards. Any deferred tax assets and liabilities would be measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2009, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2009, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

(b) Value Added Tax
The Provisional Regulations of the PRC Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994. Under these regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning Value Added Tax, value added tax is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC.

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

Comprehensive Income (loss)
Accumulated other comprehensive income includes foreign currency translation adjustments. Total comprehensive income (loss) for the years ended December 31, 2009 and 2008 was approximately $2,833,000 and $(10,241,000), respectively.

Reclassifications
Certain reclassifications have been made to the prior periods’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or the sum of retained earnings and statutory reserve.

-
In June 2009, the FASB issued authoritative guidance which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. The guidance is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

-
In August 2009, the FASB issued guidance on measuring liabilities at fair value. This guidance amends the fair value measurements and disclosures by providing additional guidance clarifying the measurement of liabilities at fair value. This new accounting guidance is effective for reporting period ending after December 15, 2009. The Company is evaluating this new guidance and the possible impact that the adoption of this new accounting guidance will have on their consolidated financial statements.

Recent accounting pronouncements

Recent accounting pronouncements applicable to the Company are summarized below.

-
In June 2009, the FASB issued authoritative guidance which eliminates the exemption for qualifying special-purpose entities from consolidation requirements, contains new criteria for determining the primary beneficiary of a variable interest entity, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The guidance is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

-
EITF Issue No. 07-5 (ASC 815), “Determining Whether an Instrument (or embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5) was issued in June 2008 to clarify how to determine whether certain instruments or features were indexed to an entity’s own stock under EITF Issue No. 01-6 (ASC 815), “The Meaning of “Indexed to a Company’s Own Stock” (EITF 01-6) (ASC 815),. EITF 07-5(ASC 815), applies to any freestanding financial instrument (or embedded feature) that has all of the characteristics of a derivative as defined in FAS 133, for purposes of determining whether that instrument (or embedded feature) qualifies for the first part of the paragraph 11(a) scope exception. It is also applicable to any freestanding financial instrument (e.g., gross physically settled warrants) that is potentially settled in an entity’s own stock, regardless of whether it has all of the characteristics of a derivative as defined in FAS 133 (ASC 815), for purposes of determining whether to apply EITF 00-19 (ASC 815). EITF 07-5(ASC 815) does not apply to share-based payment awards within the scope of FAS 123(R), Share-Based Payment (FAS 123(R) (ASC 718)). However, an equity-linked financial instrument issued to investors to establish a market-based measure of the fair value of employee stock options is not within the scope of FAS 123(R) and therefore is subject to EITF 07-5(ASC 815).

-
In January 2009, the FASB issued FSP EITF 99-20-1 (ASC 325), to amend the impairment guidance in EITF Issue No. 99-20 (ASC 325) in order to achieve more consistent determination of whether an other-than-temporary impairment (“OTTI”) has occurred. This FSP amended EITF 99-20 (ASC 325) to more closely align the OTTI guidance therein to the guidance in Statement No. 115 (ASC 320, 10-35-31). Retrospective application to a prior interim or annual period is prohibited. The guidance in this FSP was considered in the assessment of OTTI for various securities at December 31, 2008.

-
On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with its annual report for the year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of:

•	Management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	Management’s assessment of the effectiveness of its internal control over financial reporting as of year- end; and

•	The framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

-
 In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows. In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

-
In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

-
In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”. This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

-
In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

-
In October 2009, the FASB issued guidance for amendments to FASB Emerging Issues Task Force on EITF Issue No. 09-1 “Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing” (Subtopic 470-20) “Subtopic”. This accounting standards update establishes the accounting and reporting guidance for arrangements under which own-share lending arrangements issued in contemplation of convertible debt issuance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. Earlier adoption is not permitted. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

NOTE 5 -ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31
	2009	2008
	(In thousands)	(In thousands)
Accounts receivable	$368	$612
Less: Allowance for doubtful accounts	(66)	(51)
	$302	$561

The activities in the Company’s allowance for doubtful accounts are summarized as follows:

	December 31
	2009	2008
	(In thousands)	(In thousands)
Balance at the beginning of the year	$51	$53
Add: provision during the year	15	(2)
Balance at the end of the year	$66	$51

NOTE 6 - OTHER DEPOSITS AND PREPAYMENTS

Other deposits and prepayments consist of the following:

		December 31
		2009	2008
		(In thousands)	(In thousands)
Prepayments and advances	(a)	$628	$955
Other receivables		227	156
		$855	$1,111

(a) Prepayments and advances as of December 31, 2009 and 2008 include payments of $461,199 and $936,237 to mining service providers, respectively.

NOTE 7 - INVENTORIES

Inventories consisted of the following:

	December 31
	2009	2008
	(In thousands)	(In thousands)
Raw materials	$586	$737
Unprocessed ore	1,391	1,276
Consumables	103	41
Finished goods and semi-manufactured goods	1,641	904
	$3,721	$2,958

NOTE 8 - RESTRICTED ASSETS

Restricted assets are the deposits saved in China Citic bank account of Xiangzhen Mining as collateral for the Company to issue bank drafts. As of December 31, 2009 and 2008, the Company has restricted assets of approximately $740,000 and $0, respectively.

NOTE 9 - PROPERTY, MACHINERY AND MINING ASSETS, NET

 Property, machinery and mining assets consisted of the following:

	December 31
	2009	2008
	(In thousands)	(In thousands)
Land use rights	$1,702	$1,700
Buildings	12,986	12,957
Machinery	10,838	10,140
Mining assets	9,890	8,205
Motor vehicles	1,318	1,343
Equipment	332	331
Extraction rights	8,242	8,235
Exploration rights	-	1,683
Construction in progress	269	2,115
	45,577	46,709
Less:
Accumulated depreciation and amortization	(10,570)	(9,742)
Impairment provision	(105)	(105)
	$34,902	$36,862

Depreciation and amortization

Depreciation and amortization expense in aggregate for the years ended December 31, 2009 and 2008 was approximately $2,514,000 and $4,343,000 respectively.

Impairment provision

An impairment provision of $105,000 for the year ended December 31, 2008 was recorded for the equipment of Qingshan Metal, a subsidiary of the Company within the nonferrous metals segment.

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

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At December 31, 2009 and 2008, accounts payable and accrued liabilities were approximately $4,694,000 and $3,470,000, respectively. Accounts payable and accrued liabilities are primarily payments due to suppliers and vendors for mining and transportation services.

NOTE 11   WARRANTS LIABILITY

In connection with the issuance of the convertible notes (as further described in Note 16), the Company issued a put warrant to one of the Company’s financial advisors for the purchase of 875,000 shares of the Company’s common stock at an exercise price of $3.20 per share. This Warrant should be vest and be exercisable at any time, or from time to time during the period commencing from the date hereof, and expiring at 5:00 p.m., Eastern Standard Time on January 1, 2010 (the “Termination Date”)exercisable on or before 3 years from the date of grant. The Company has had the fair value of the put warrant computed by using the Black-Scholes model. As of December 31, 2009, the fair value of the put warrant is zero due to the Company’s common share market price being lower than exercise price. As of December 31, 2008, the put warrant had a fair value of approximately$33,000. No warrant has been exercised due by January 1, 2010 and the warrant was expired then.

NOTE 12   SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following:

	December 31,
	2009	2008
	(in thousands)	(in thousands)
10.85% note payable to Baiyin Credit Union matures on February 14, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining.	$-	$220
10.85% note payable to Baiyin Credit Union matures on February 14, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining.	-	102
8.50% note payable to Baiyin Credit Union matures on March 26, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity, which is in the name of a related party.	-	351
9.99% note payable to Baiyin Credit Union matures on May 21, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Xiangzhen Mining.	-	878
8.22% note payable to Baiyin Credit Union matures on August 15, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining and secured by the time deposit of Ms. Xiaojing Yu, a director of the Company.	-	117
6.37% note payable to Baiyin Credit Union matures on December 26, 2009 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining and secured by the time deposit of Ms. Helin Cui, a director of the Company.	-	88
6.37% note payable to Baiyin Credit Union matures on December 28, 2010 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining and secured by the time deposit of Ms. Helin Cui, a director of the Company.	88	-
6.37% note payable to Baiyin Credit Union matures on August 18, 2010 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining and secured by the time deposit of Ms. Xiaojing Yu, a director of the Company.	117	-
8.50% note payable to Baiyin Credit Union matures on December 29, 2010 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Xiangzhen Mining.	878	-
8.50% note payable to Baiyin Credit Union matures on February 13, 2010 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining.	220	-
8.50%% note payable to Baiyin Credit Union matures on February 13, 2010 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	103	-
8.50% note payable to Baiyin Credit Union matures on March 23, 2010 with interest due on the 20th day of each quarter and principal due at date of maturity, which is in the name of a related party and guaranteed by Xiangzhen Mining.	322	-
7.65% note payable to China Citic Bank matures on May 21, 2010, guaranteed by Xiangzhen Mining (a).	1,465	-
12.21% note payable to Wulatehouqi Credit Union matures on March 11, 2010 , which is in the name of a related party and guaranteed by Qianzhen Mining	410	-
	$3,603	$1,756

(a) This loan is collateralized with Xiangzhen’s extraction right.

NOTE 13 - OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:

	December 31,
	2009	2008
	(In thousands)	(In thousands)
Accrued debt issuance costs（a）	$46	$53
Receipts in advance	1,788	1,142
Accruals for payroll, bonus and other operating expenses	1,380	281
Payables for construction service vender	882	1,047
Others payables	2,571	2,116
	$6,667	$4,639

(a)	The balance mainly represents outstanding legal service fees payable in connection with the issuance of the convertible notes.

NOTE 14 - DUE TO RELATED PARTIES

Due to related parties consisted of the following:

	December 31,
	2009	2008
	(In thousands)	(In thousands)
Due to directors of the Company:
Ms. Xiaojing Yu, CEO of the Company (a)	$145	$94
Mr. Xueming Xu, COO of the Company (b)	27	239
Mr. Helin Cui , Director of the Company(c)	1	73
Due to Mr. Xiao Ming Yu, General Manager of Xiangzhen (d)	305	621
Due to Wulatehouqi Mengxin Co., Ltd, the former minority shareholder of Xingzhen Mining (e)	479	1463
Mr. Mao Huang the minority shareholder of Xingzhen Mining (f)	1,340	-
	$2,297	$2,490

On December 8, 2009, the Company entered into agreements with all their related parties, that their advances are  interest-free, unsecured and have no fixed terms of repayment until December 8, 2012. Amount due to related parties as of December 31, 2008 are interest-free, unsecured and with no fixed terms of repayment.

(a)	Ms. Yu is the CEO of the Company.

(b)	Mr. Xu is the COO of the Company.

(c)	Mr. Cui is a director of the Company.

(d)	Mr. Yu is the General Manager of Xiangzhen Mining.

(e)	Wulatehouqi Mengxin Co., Ltd is the former minority shareholder of Xingzhen Mining.

(f)	Mr. Huang the minority shareholder of Xingzhen Mining

NOTE 15 - CONVERTIBLE NOTES PAYABLE

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

Repurchase

On September 22, 2009, the Company entered into a Notes Repurchase Agreement with Mountview Path Limited (“Mountview”), a corporation incorporated under the laws of the British Virgin Islands, pursuant to which the Company repurchased the entire 6.75% Senior Convertible Notes due 2012 of US $28,000,000 principal amount ( “Notes”), originally issued to Citadel Equity Fund Ltd (“Citadel”). Mountview was the legal and beneficial owner of the entire amount of the Notes at that time.

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

Mountview is not an affiliate of the Company or any of the Company’s directors or officers. The consideration payable in the transaction consisted of US $8,000,000 in cash and 5 million shares of the Company’s common stock. Mountview shall not be entitled to any accrued and unpaid interest on the Notes.  This transaction was completed on December 23, 2009

Detachable warrants

Together with the issuance of the Notes, the Company issued a put warrant to one of the Company’s financial advisors in the transaction for the purchase of 875,000 shares of the Company’s common stock at an exercise price of $3.20 per share. This Warrant should be vest and be exercisable at any time, or from time to time during the period commencing from the date hereof, and expiring at 5:00 p.m., Eastern Standard Time on January 1, 2010 (the “Termination Date”)exercisable on or before 3 years from the date of grant.  As of December 31, 2009, the put warrant had a fair value of $0. As of December 31, 2008, the put warrant had a fair value of approximately$33,000. No warrant has been exercised due by January 1, 2010 and the warrant was expired then.

Deferred debt issuance cost

The issuance costs directly associated with the Notes and the put warrant aggregated $2,522,497.  The amount was capitalized as deferred debt issuance costs, and is being amortized using the effective interest rate method over the term of the convertible loan, with the amounts amortized being recognized as interest expense. Any unamortized debt issuance costs remaining at the date of conversion of the loan will be recognized as interest expense in the period the conversion takes place. As the convertible notes were all repurchased by the Company in 2009, the remaining of the issuance costs was all amortized in 2009. As of December 31, 2009 and December 31, 2008, the deferred debt issuance costs were approximately $0 and $1,755,000, respectively.

NOTE 16 - DEFINED CONTRIBUTION RETIREMENT PLANS

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

NOTE 17 - PRC STATUTORY RESERVES

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

NOTE 18 - ASSET RETIREMENT OBLIGATIONS

According to the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” of the PRC, mining companies causing damages to cultivated land, grassland or forest are required to restore the land to a state approved by the local governments. The local governments administering the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” on the Company’s two mines, “Sumochaganaobao Fluorite Mine” and “Mining site No. 2”, have confirmed that the Company is not required to restore or rehabilitate the two mining sites because those two mining sites are located at distant areas and the Company’s mining and extraction activities have not affected the surrounding environment. The Company’ property, machinery and mining assets related to those two mining sites at December 31, 2009 and 2008 were not subject to an asset retirement obligation.

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

NOTE 19 - ENVIRONMENTAL CHARGES

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

The Company’s mining operations are subject to “Natural Resource Compensation Charges”, but the charging rate varies in different cities in the PRC. Xiangzhen Mining and Xingzhen Mining were charged at net revenue * 2%* a special index solely determined by the local government. Qingshan Metal and Qianzhen Mining was engaged in refinery of metals and no involved in any mining activities in 2009. As such, they are not subject to the charge.

For the years ended December 31, 2009 and 2008, Natural Resource Compensation Charges of approximately $78,000 and $108,000 respectively, were charged to operations and included in cost of sales.

NOTE 20 - OPERATING RISK

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

NOTE 21 - COMMITMENTS AND CONTINGENCIES

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

Capital commitment

The following table shows the Company Contracted unpaid purchase which have not been received as of:

	December 31,
	2009	2008
	(In thousands)	(In thousands)
Purchase of machinery - within one year	$75	$456
Acquisition or construction of buildings-within one year	-	9
	$75	$465

NOTE 22 - CONCENTRATION OF CUSTOMERS AND SUPPLIERS

Substantially all of the Company’s bank accounts in banks located in the PRC are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S banks. The Company does not maintain fund in U.S. banks as of December 31, 2009 and 2008.

The Company is operating in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the U.S. dollar and the RMB.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and trade receivables, the balances of which are stated on the balance sheet. The Company places its cash in high credit quality financial institutions; however, such funds are not insured in the PRC.

The Company had five main customers who contributed approximately $3,441,000 or 81% of the Company’s consolidated net revenue for the year ended December 31, 2009. For the same period of 2008, the Company had five main customers who contributed approximately $5,330,000 or 76% of the Company’s consolidated net revenue.

The following table shows the Company’s major customers (10% or more of consolidated net revenue) for the year ended December 31, 2009:

	Revenue	Percentage
Customer	(In thousands)	(%)
Handan Hongzhi Ltd	$892	21%
Ningxia Jinhe Ltd	815	19%
Laiwu Steel Ltd	638	15%
Inner Mongolia Huadesanli Trading Ltd	621	15%
Zibo Bofeng Ltd	475	11%
	$3,441	81%

The following table shows the Company’s major customers (10% or more of consolidated net revenue) for the year ended December 31, 2008:

	Revenue	Percentage
Customer	(In thousands)	(%)
RuiPeng Mining Ltd	$2,185	31%
Laiwu Steel Ltd	925	13%
Inner Mongolia Huadesanli Trading Ltd	781	11%
Handan Hongzhi Ltd	754	11%
Ningxia Jinhe Chemistry Ltd	685	10%
	$5,330	76%

As of December 31, 2009, accounts receivable total approximately $302,000, net of allowance of doubtful accounts, which consists of receivables from 15 customers.

The following table shows the receivable distribution of the Company’s major customers (10% or more of consolidated accounts receivable) as of December 31, 2009:

	Receivables	Percentage
Customer	(In thousands)	(%)
Ningxia Jinhe Chemistry Ltd.	$135	45%
Laiwu Steel, Ltd.	88	26%
Handan Hongzhi Ltd.	75	15%
	$298	86%

As of December 31, 2008, accounts receivable total approximately $612,000 which consists of receivables from 19 customers.

The following table shows the receivable distribution of the Company’s major customers (10% or more of consolidated accounts receivable) as of December 31, 2008:

	Receivables	Percentage
Customer	(In thousands)	(%)
Laiwu Steel, Ltd	$219	36%
Handan Hongzhi Ltd	152	25%
Ningxia Jinhe Chemistry Ltd	69	11%
	$440	72%

In the years of 2009 and 2008, the Company had no concentrated suppliers.

NOTE 23 - RELATED PARTY TRANSACTION

Xinjiang Tianxiang New Technology Development Co., Ltd, the minority shareholder of Xingzhen Mining, provided exploration services to Xingzhen Mining for a related service fee paid by the Company of $52,073 in 2008. No related service fee was paid by the Company in 2009.

NOTE 24 - SEGMENT INFORMATION

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

The Company primarily evaluates performance based on income before income taxes and excluding non-recurring items.

The segment data presented below were prepared on the same basis as the Company’s consolidated financial statements.

Year ended December 31,2009	Fluorite	Nonferrous metals	Consolidated
Segment revenue	$3,919	$273	$4,192
Inter-segment revenue	-	-	-
Revenue from external customers	$3,919	$273	$4,192

Segment loss	$(2,293)	$(1,832)	$(4,125)

Unallocated corporate income (loss)			$9,504
Income before income taxes and minority interests			$5,379

Total segment assets	$34,194	$26,982	$61,176
Inter-segment receivables	(11,789)	(8,127)	(19,916)
	$22,405	$18,855	$41,260
Other unallocated corporate assets			19
			$41,279
Other segment information:
Depreciation and amortization	$1,680	$833	$2,514
Expenditure for segment assets	$2,432	$89	$2,520

Year ended December 31,2008	Fluorite		Nonferrous metals		Consolidated
Segment revenue		$3,704		$3,433	$7,137
Inter-segment revenue
Revenue from external customers		$3,704		$3,433	$7,137

Segment loss		$(3,898)		$(3,058)	$(6,956)

Unallocated corporate expenses					$(3,587)
Income (loss) from continuing operations before income taxes and minority interests					$(10,543)

Total segment assets		$50,273		$88,034	$138,307
Inter-segment receivables		(25,647)		(59,403)	(85,050)
		$24,626		$28,631	$53,257
Deferred debt issuance costs					1,755
Other unallocated corporate assets					1
	$		$		$55,013
Other segment information:
Depreciation and amortization		$2,499		$1,844	$4,343
Expenditure for segment assets		$1,605		$289	$1,894

The following summarizes identifiable assets by geographic area:

	December 31, 2009	December 31, 2008
	(In thousands)	(In thousands)
China	$41,260	$42,342
Discontinued operation - Kyrgyzstan	-	10,915
Unallocated corporate assets	19	1,756
	$41,279	$55,013

The following summarizes operating losses before provision for income tax:

	Year Ended December 31,
	2009	2008
	(In thousands)	(In thousands)
China	$(4,905)	$(7,500)
Discontinued operation - Kyrgyzstan	(2,216)	(1,192)
Unallocated corporate operating income (loss)	10,084	(3,587)
	$2,963	$(12,279)

NOTE 25 - OTHER INCOME, NET

	Years ended December 31,
	2009	2008
	(In thousands)	(In thousands)
Exchange gain	$103	$536
Gain (loss) on disposal of fixed assets	(15)	-
Subsidies	23	-
Tax imposition	-	(54)
Penalty and late fee	(9)	(52)
Donation	(4)	(44)
Impairment of assets	-	(6)
	$98	$380

NOTE 26 - INCOME TAXES

The PRC and Kyrgyz subsidiaries within the Company are subject to PRC or Kyrgyz income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate.

The Company’s income tax benefit (expenses) consists of:

	For the Year ended December 31,
	2009	2008
	(In thousands)	(In thousands)
Current:
- PRC	$-	$(544)
- US	(200)	-
Deferred:
- PRC	-	-
	$(200)	$(544)

A reconciliation of the provision for income taxes determined at the statutory average state and local income tax to the Company’s effective income tax rate is as follows:

	For the Year ended December 31,
	2009	2008
	(In thousands)	(In thousands)
Pre-tax income (loss) from continuing operations	$5,379	$(10,543)
United States statutory corporate income tax rate	35%	35%
Income tax benefit (expense) computed at United States statutory corporate income tax rate	$(1,882)	$3,690
Reconciling items
Net loss from China subsidiaries	(927)	(576)
Rate differential for PRC or Kyrgyz earnings	(372)	(1,938)
Non-deductible expense	(377)	(1,720)
Utilization of net operating loss	3,558	-
Alternative minimum tax expense	(200)	-
Effective tax (expense) benefit	$(200)	$(544)

As of December 31, 2009 and 2008, the Company’s deferred income tax assets mainly arose from the temporary difference in depreciation and amortization under PRC GAAP and U.S. GAAP.

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

The Company’s parent, China Shen Zhou Mining & Resources, Inc., and their subsidiary AFMG, are incorporated in the United States and has incurred an aggregate net operating loss of approximately $1,000,000 for income tax purposes through December 31, 2009, subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership.  The net operating loss carries forward for United States income taxes, and may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, through 2029. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit of approximately $350,000 to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

NOTE 27 - EARNINGS PER SHARE

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share from continuing and discontinued operations for the periods presented (amounts in thousands, except per share data):

	Years ended December 31,
	2009	2008
	(In thousands, except per share data)	(In thousands, except per share data)
Income (loss) from continuing operations available to common shareholders:
-Basic and Diluted	$5,179	$(11,087)

Income (loss) from discontinued operations available to common shareholders:
-Basic and Diluted	$(2,216)	$(1,192)
Weighted average number of shares:
-Basic and Diluted	24,743	22,215

Earnings (loss) per share from continuing operations
-Basic and Diluted	$0.22	$(0.50)

Earnings (loss) per share from discontinued operations
- Basic and Diluted	$(0.09)	$(0.05)

NOTE 28 - SUBSEQUENT EVENT

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date of December 31, 2009 through March 31, 2010, which is the date the financial statements were issued.

On February 4, 2010, the Company issued 760,000 shares to its employees as share based compensation. The share based compensation is declared and approved by the board of directors in October 29, 2009 and had been accrued as payroll payable of approximately $750,200 on December 31, 2009.