Form 10-Q
period 2010-03-31
CHINA SHEN ZHOU MINING & RESOURCES, INC.
filed 2010-05-14
CIK 790024

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010

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

As of May 13, 2010, the Registrant had 27,974,514 shares of common stock outstanding.

  China Shen Zhou Mining & Resources, Inc.

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$869	$333
Accounts receivable, net	272	302
Other deposits and prepayments, net	1,080	855
Inventories	5,433	3,721
Restricted assets	732	740
Total current assets	8,386	5,951

Prepayment for office rent	230	280
Available for sale investment	146	146
Property, machinery and mining assets, net	34,359	34,902
Total assets	$43,121	$41,279

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,546	$4,694
Short term bank loans	3,160	3,603
Other payables and accruals	9,181	6,667
Taxes payable	351	333
Total current liabilities	17,238	15,297

Due to related parties	2,281	2,297
Total liabilities	19,519	17,594

STOCKHOLDERS’ EQUITY:
Common stock ($0.001 par value; 50,000,000 shares authorized;
27,974,514 shares and 27,214,514 shares issued and outstanding
as of March 31, 2010 and December 13, 2009 respectively)	28	27
Additional paid-in capital	29,270	28,518
Statutory reserves	1,672	1,672
Accumulated other comprehensive income	3,819	3,839
Accumulated deficit	(11,153)	(10,342)
Stockholders' equity - China Shen Zhou Mining & Resources, Inc. and Subsidiaries	23,636	23,714
Noncontrolling interest	(34)	(29)
Total stockholders’ equity	23,602	23,685
Total liabilities and stockholders’ equity	$43,121	$41,279

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Net revenue	$921	$619
Cost of sales	848	557
Gross profit	73	62

Operating expenses:
Selling and distribution expenses	13	4
General and administrative expenses	1,078	1,392
Total operating expenses	1,091	1,396

Net loss from operations	(1,018)	(1,334)

Other income (expense):
Interest expense	(86)	(962)
Other, net	288	96
Total other income (loss)	202	(866)

Loss from continuing operations before income taxes	(816)	(2,200)

Income tax expenses	-	-

Loss from continuing operations	(816)	(2,200)

Discontinued operations :
Loss from operations of discontinued component, net of taxes	-	(158)
Loss from discontinued operations	-	(158)

Net loss	(816)	(2,358)
Less: Noncontrolling interests attributable to the noncontrolling interests	5	(22)
Net loss - attributable to China Shen Zhou Mining & Resources, Inc. and Subsidiaries	(811)	(2,380)

Other comprehensive income:
Foreign currency translation adjustments	(20)	191
Comprehensive loss	$(831)	$(2,189)

Net loss per common share – basic and diluted
From continuing operations	(0.02)	(0.10)
From discontinued operations	-	(0.01)
	$(0.02)	$(0.11)

Weighted average common shares outstanding
- Basic and Diluted	27,762	22,215

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share data)

	For the Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(811)	$(2,380)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from operations of discontinued component, net of income tax benefits	-	158
Depreciation and amortization	695	1,051
Fair value adjustment of warrants	-	21
Accrual of coupon interests and accreted principal	-	386
Amortization of deferred financing costs	-	401
Amortization of debt issuance costs	-	106
Noncontrolling interests	(5)	(22)
Forgiveness of payroll payables	(300)	-
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	30	195
Other deposits and prepayments	(226)	(88)
Prepayment for office rent	50	10
Inventories	(1,717)	397
Restricted assets	7	-
Increase (decrease) in -
Accounts payable	(142)	(203)
Other payables and accruals	3,574	230
Taxes payable	18	(147)
Net cash provided by operating activities from continuing operations	1,173	115
Net cash provided by operating activities from discontinued operations	-	66
Net cash provided by operating activities	1,173	181

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share data)

	For the Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from investing activities:
Purchases of property, machinery and mining assets	$(208)	$(31)
Net cash used in investing activities from continuing operations	(208)	(31)
Net cash used in investing activities	(208)	(31)
Cash flows from financing activities:
Due to related parties	(14)	(117)
Repayment at short-term bank loans	(731)	-
Proceeds from short-term bank loans	293	-
Net cash used in financing activities	(452)	(117)
Foreign currency translation adjustment	23	52

Net increase in cash and cash equivalents	536	85

Cash and cash equivalents at the beginning of the period	333	205
Cash and cash equivalents at the end of the period	$869	$290

Non-cash investing and financing activities
Shares issued for accrued salaries	$752	$-

Supplemental disclosures of cash flow information:
Cash paid for interest expenses	$74	$47
Cash paid for income tax	$-	$-

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

At March 31, 2010, the subsidiaries of China Shen Zhou Mining & Resources, Inc. are as follows:
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

NOTE 2- BASIS OF PRESENTATION AND GOING CONCERN

These consolidated financial statements for interim periods are unaudited.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments, and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States of America.  These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 31, 2010.

Going Concern-The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has incurred net operating losses of approximately $1.02 million and $1.33 million during the first quarter ended March 31, 2010 and 2009, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt in addition to executing their business plan. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.  These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 3 - DISCONTINUED OPERATIONS

On November 20, 2009, the Company completed the sale of all its ownership interest in Tun-Lin Limited Liability Company (“Tun-Lin”), a subsidiary of the Company within the nonferrous metals segment. The Company received cash proceeds of $8.2 million. In accordance with Accounting Standard Codification (“ASC”) 360 (Formerly FAS 144) of Financial Accounting Standards Board (“FASB”), Accounting for Impairment or Disposal of Long-Lived Assets, the Company has reflected Tun-Lin’s results of operations in the consolidated statements of operations through the date of the sale as discontinued operations for the three months ended March 31, 2009. The cash flows of discontinued operations have also been reclassified.

The following table presents the revenue, net loss from discontinued operations and on disposal of Tun-Lin for the periods presented:

	For the three months ended March 31,
	2010	2009
	(In thousands)	(In thousands)

Revenue	Not Applicable	$-

Loss from discontinued operations	Not Applicable	$(158)

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

Accounts receivable
Accounts receivable is stated at cost, net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

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

Foreign Currency
The Company’s principal country of operations is located in the PRC. The financial position and results of operations of the Company’s subsidiaries located in the PRC are recorded in Renminbi (“RMB”) as the functional currency, respectively. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements were as follows:-

	March 31, 2010	December 31, 2009
Balance sheet items, except for the registered and paid-up capital and retained earnings, as of year end	US$1=RMB6.8361	US$1=RMB6.8282

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009
Amounts included in the statements of operations, statements of changes in stockholders’ equity and statements of cash flows for the period	US$1=RMB6.8360	US$1=RMB6.8356

For the three months ended March 31, 2010 and 2009, foreign currency translation adjustment of approximately ($20,000) and $191,000 respectively, have been reported as comprehensive loss in the consolidated statement of comprehensive loss.

Although government regulations now allow convertibility of RMB for current account transactions, significant restrictions still remain.  Hence, such translations should not be construed as representations that RMB could be converted into U.S. dollars at that rate or any other rate.

The value of RMB against the U.S. dollars and other currencies may fluctuate and is affected by, among other things, changes in Chinese political and economic conditions.  Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of U.S. dollar reporting.

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

Revenue Recognition
Revenue is recognized on the sale of products when title has transferred to the customer in accordance with the specified terms of each product sales agreement and all the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Generally, the Company’s product sales agreements provide that title and risk of loss pass to the customer when the quantity and quality of the products delivered are certified and accepted by the customer.

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

Comprehensive Income (loss)
Accumulated other comprehensive income includes foreign currency translation adjustments. Total comprehensive loss for the three months ended March 31, 2010 and 2009 was approximately ($831,000) and ($2,189,000), respectively.

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

NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31, 2010	December 31, 2009
	(In thousands)	(In thousands)
Accounts receivable	$338	$368
Less: Allowance for doubtful accounts	(66)	(66)
	$272	$302

The activities in the Company’s allowance for doubtful accounts are summarized as follows:

	March 31, 2010	December 31, 2009
	(In thousands)	(In thousands)
Balance at the beginning of the year	$66	$51
Add: provision during the period	-	15
Balance at the end of the period	$66	$66

NOTE 6 - DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following:

		March 31, 2010	December 31, 2009
		(In thousands)	(In thousands)
Prepayments and advances	(a)	$747	$628
Other receivables		333	227
		$1,080	$855

(a)	Prepayments and advances as of March 31, 2010 and December 31, 2009 include payments of $521,414 and $461,199 to mining service providers, respectively.

NOTE 7 - INVENTORIES

Inventories consist of the following:

	March 31, 2010	December 31, 2009
	(In thousands)	(In thousands)
Raw materials	$698	$586
Unprocessed ore	3,362	1,391
Consumables	107	103
Finished goods and semi-manufactured goods	1,266	1,641
	$5,433	$3,721

NOTE 8 - RESTRICTED ASSETS

Restricted assets are the deposits saved in China Citic bank account of Xiangzhen Mining as collateral for the Company to issue bank drafts. As of March 31, 2010 and December 31, 2009, the Company has restricted assets of approximately $732,000 and $740,000, respectively.

NOTE 9 - PROPERTY, MACHINERY AND MINING ASSETS, NET

Property, machinery and mining assets consist of the following:

	March 31, 2010	December 31, 2009
	(In thousands)	(In thousands)
Land use rights	$1,700	$1,702
Buildings	13,002	12,986
Machinery	10,825	10,838
Mining assets	9,868	9,890
Motor vehicles	1,360	1,318
Equipment	323	332
Extraction rights	8,233	8,242
Construction in progress	406	269
	45,717	45,577
Less:
Accumulated depreciation and amortization	(11,253)	(10,570)
Impairment provision	(105)	(105)
	$34,359	$34,902

Depreciation and Amortization
Depreciation and amortization expense in aggregate for the three months ended March 31, 2010 and 2009 was approximately $695,000 and $1,051,000, respectively.

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

NOTE 10 - SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:

	March 31, 2010	December 31, 2009
	(in thousands)	(in thousands)
12.21% note payable to Wulatehouqi Credit Union matures on March 11, 2010 , which is in the name of a related party and guaranteed by Qianzhen Mining	$-	$410
8.50% note payable to Baiyin Credit Union matures on March 23, 2010 with interest due on the 20th day of each quarter and principal due at date of maturity, which is in the name of a related party and guaranteed by Xiangzhen Mining	-	322
8.50% note payable to Baiyin Credit Union matures on February 13, 2010 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	-	220
8.50%% note payable to Baiyin Credit Union matures on February 13, 2010 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	-	103
6.37% note payable to Baiyin Credit Union matures on December 28, 2010 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining and secured by the time deposit of Ms. Helin Cui , a director of the Company	88	88
6.37% note payable to Baiyin Credit Union matures on August 18, 2010 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining and secured by the time deposit of Ms. Xiaojing Yu , a director of the Company	117	117
8.50% note payable to Baiyin Credit Union matures on December 29, 2010 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Xiangzhen Mining	878	878
7.65% note payable to China Citic Bank matures on May 21, 2010, guaranteed by Xiangzhen Mining and collateralized with Xiangzhen’s extraction right.	1,463	1,465
9.03% note payable to Baiyin Credit Union matures on June 29, 2010 with interest due on the 20th day of each quarter and principal due at date of maturity, which is in the name of a related party and guaranteed by Xiangzhen Mining	293	-
8.64% note payable to Baiyin Credit Union matures on May 5, 2010 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	219	-
8.64%% note payable to Baiyin Credit Union matures on May 5, 2010 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	102	-
	$3,160	$3,603

NOTE 11 - OTHER PAYABLES AND ACCRUALS

Other payables and accruals consist of the following:

	March 31, 2010	December 31, 2009
	(In thousands)	(In thousands)
Accrued debt issuance costs (a)	$46	$46
Receipts in advance	3,165	1,788
Accruals for payroll, bonus and other operating expenses	413	1,380
Payables for construction service vender	2,535	882
Others payables	3,022	2,571
	$9,181	$6,667

(a)	The balance mainly represents outstanding legal service fees payable in connection with the issuance of the convertible notes which had been repurchased on December 23, 2009.

NOTE 12 - DUE TO RELATED PARTIES

Due to related parties consist of the following:

	March 31, 2010	December 31, 2009
	(In thousands)	(In thousands)
Due to directors of the Company:
Ms. Xiaojing Yu, CEO of the Company (a)	$145	$145
Mr. Xueming Xu, Director of the Company (b)	26	27
Mr. Helin Cui , COO of the Company(c)	1	1
Due to Mr. Xiao Ming Yu, General Manager of Xiangzhen (d)	284	305
Due to Wulatehouqi Mengxin Co., Ltd, the former minority shareholder of Xingzhen Mining (e)	479	479
Mr. Mao Huang the minority shareholder of Xingzhen Mining (f)	1,346	1,340
	$2,281	$2,297

Amounts due to related parties are interest-free, unsecured and due on December 8, 2012.

(a)	Ms. Yu is the CEO of the Company.

(b)	Mr. Xu is a director of the Company.

(c)	Mr. Cui is the COO of the Company.

(d)	Mr. Yu is the General Manager of Xiangzhen Mining.

(e)	Wulatehouqi Mengxin Co., Ltd is the former minority shareholder of Xingzhen Mining.

(f)	Mr. Huang the minority shareholder of Xingzhen Mining

NOTE 13 - DEFINED CONTRIBUTION RETIREMENT PLANS

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

NOTE 14 - STATUTORY RESERVES

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

NOTE 15 - ASSET RETIREMENT OBLIGATIONS

According to the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” of the PRC, mining companies causing damages to cultivated land, grassland or forest are required to restore the land to a state approved by the local governments. The local governments administering the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” on the Company’s two mines, “Sumochaganaobao Fluorite Mine” and “Mining site No. 2”, have confirmed that the Company is not required to restore or rehabilitate the two mining sites because those two mining sites are located at distant areas and the Company’s mining and extraction activities have not affected the surrounding environment. The Company’ property, machinery and mining assets related to those two mining sites at March 31, 2010 and December 31, 2009 were not subject to an asset retirement obligation.

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

NOTE 16 - OPERATING RISK

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

NOTE 17 - COMMITMENTS AND CONTINGENCIES

General
The Company follows ASC 450, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

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

Capital commitment
	March 31, 2010	December 31, 2009
	(In thousands)	(In thousands)
Purchase of machinery - within one year	$75	$75
Acquisition or construction of buildings-within one year	-	-
	$75	$75

NOTE 18 - SEGMENT INFORMATION

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

The Company primarily evaluates performance based on income before income taxes and excluding non-recurring items.

The segment data presented below were prepared on the same basis as the Company’s consolidated financial statements.

Three months ended March 31, 2010	Fluorite	Nonferrous metals	Consolidated
Segment revenue	$921	$-	$921
Inter-segment revenue	-	-	-
Revenue from external customers	$921	$-	$921

Segment loss	$(560)	$(437)	$(997)

Unallocated corporate income			181
Loss before income taxes and minority interests			$(816)

Total segment assets	$35,933	$27,102	$63,035
Inter-segment receivables	(11,776)	(8,155)	(19,931)
	$24,157	$18,947	$43,104
Other unallocated corporate assets			17
			$43,121
Other segment information:
Depreciation and amortization	$430	$265	$695
Expenditure for segment assets	$82	$126	$208

Three months ended March 31, 2009	Fluorite	Nonferrous metals	Consolidated
Segment revenue	$619	$-	$619
Inter-segment revenue
Revenue from external customers	$619	$-	$619

Segment loss	$(791)	$(470)	$(1,261)

Unallocated corporate expenses			(939)
Loss from continuing operations before income taxes and minority interests			$(2,200)

Total segment assets	$37,279	$27,657	$64,936
Inter-segment receivables	(15,730)	2,500	(13,230)
	$21,549	$30,157	$51,706
Deferred debt issuance costs			1,649
Other unallocated corporate assets			72
			$53,427
Other segment information:
Depreciation and amortization	$739	$312	$1,051
Expenditure for segment assets	$31	$-	$31

The following summarizes identifiable assets by geographic area:

	March 31, 2010	December 31, 2009
	(In thousands)	(In thousands)
China	$43,104	$41,260
Unallocated corporate assets	17	19
	$43,121	$41,279

The following summarizes operating losses before provision for income tax:

	Three Months Ended December 31,
	2009	2008
	(In thousands)	(In thousands)
China	$(997)	$(1,261)
Discontinued operation - Kyrgyzstan	-	(158)
Unallocated corporate operating income (loss)	181	(939)
	$(816)	$(2,358)

NOTE 19 - OTHER INCOME, NET

	March 31, 2010	December 31, 2009
	(In thousands)	(In thousands)
Liabilities exemption （a）	$300	$-
Exchange (loss) gain	$(10)	$97
Others	(2)	(1)
	$288	$96

(a)	As the operation conditions failed to achieve the expected target in 2009, the Company entered into an agreement exempted from some directors’ unpaid salary amount to $0.3 million on February 5, 2010.

NOTE 20 - EARNINGS PER SHARE

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share from continuing and discontinued operations for the periods presented (amounts in thousands, except per share data):

	For Three Months Ended March 31,
	2009	2008
	(In thousands, except per share data)	(In thousands, except per share data)
Income (loss) from continuing operations available to common shareholders:
-Basic and Diluted	$(816)	$(2,200)

Income (loss) from discontinued operations available to common shareholders:
-Basic and Diluted	$-	$(158
Weighted average number of shares:
-Basic and Diluted	27,762	22,215

Earnings (loss) per share from continuing operations
-Basic and Diluted	$(0.02)	$(0.10)

Earnings (loss) per share from discontinued operations
- Basic and Diluted	$-	$(0.01)

NOTE 21 - CONCENTRATION OF CUSTOMERS AND SUPPLIERS

The Company had four main customers who contributed approximately $763,000 or 82% of the Company’s consolidated net revenue for the three months ended March 31, 2010. For the same period of 2009, the Company had three main customers who contributed approximately $564,000 or 92% of the Company’s consolidated net revenue.

The following table shows the Company’s major customers (10% or more of consolidated net revenue) for the three months ended March 31, 2010:

	Revenue	Percentage
Customer	(In thousands)	(%)
Zibo Bofeng Ltd	$268	29%
Handan Hongzhi Ltd	214	23%
Inner Mongolia Huadesanli Trading Ltd	157	17%
Laiwu Steel Ltd	124	13%
	$763	82%

The following table shows our major customers (10% or more of consolidated net revenue) for the three months ended March 31, 2009:

	Revenue	Percentage
Customer	(In thousands)	(%)
Laiwu Steel Ltd	$257	42%
Handan Hongzhi Ltd	239	39%
Xinxing Ductile Iron Pipes Co., Ltd	68	11%
	$564	92%

In the first three months of 2010, the Company had no concentrated suppliers.

NOTE 28 - SUBSEQUENT EVENT

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date of March 31, 2010 through May 14, 2010, which is the date the financial statements were issued. The Company has reported all required subsequent events.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this quarterly report. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of the Annual Report on Form 10-K filed on March 31, 2010. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

BUSINESS STRATEGY

Prospect in 2010

From the perspective of China’s overall micro-economic condition, China’s economic output will be expected to increase gradually in 2010. Non-ferrous metals and fluorite industry will be believed to have new development opportunities. The non-metallic mineral industry especially will expectedly be an industry in the positive direction.

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

We produced and sold approximately 12,000 metric tons of fluorite powder and 28,100 metric tons of fluorite lumps in 2009. We started the normal production on March 23, 2010 and we planned to process 45,000 tons of fluorite ore and produce 19,000 metric tons of fluorite powder in 2010. In addition, we plan to sell 55,000 metric tons of fluorite lumps and 19,000 tons of fluorite powder.

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

▼ Zinc, Copper and Lead

No production was planned at Qianzhen Mining in 2009 due to the low grade of the ore supplied by Qingshan Metal and low copper price. Because the price of sulfur concentrate decreased greatly in 2009, Qianzhen Mining did not produce any sulfur products. We do not plan to produce at Qianzhen Mining and Qingshan Metal in 2010 due to the potential asset reorganization activity.

In July 2006, Xingzhen Mining began a project at Keyinbulake Multi-Metal Mine in Buerjin County, Aletai Zone, Xinjiang Uygur Autonomous Region. The project has a mining and processing capacity of 200,000 metric tons of mineralized zinc-copper ore per year. On April 28, 2008, Xingzhen Mining completed a successful testing at its first trial, and then went into production. In parallel with processing, Xingzhen did exploration in the area. Xingzhen stopped operations due to price decrease of non-ferrous metals for the most time of 2009.

In 2009, Xingzhen Mining produced and sold zinc concentrates and copper concentrates equivalent to 178 metric tons of zinc and 10 metric tons of copper, and sold 3,041 metric tons of oxide zinc-copper ore. We continued excavating and mining operations, and have been carrying out the operations until present time. Subject to purchase orders and weather conditions, we plan to start processing in late May 2010. We plan to produce extracted ore of 70,000 metric tons, excavate tunnels of 2,500 meters, process ores of 80,000 metric tons equivalent to 4,410 metric tons of zinc and 241 metric tons of copper. We plan to sell all the products. In addition, we plan to sell 10,000 metric tons of oxide copper-zinc ore.

Exploration Activities

• Keyinbulake Copper-Zinc Mine

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

On January 31, 2008, the Company’s common stock was listed on the American Stock Exchange, now called “NYSE Amex”.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2010 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

Selected information from the Consolidated Statements of Operations
	For the three months ended March 31,
	2010	2009
	(in thousands)	(in thousands)
Net revenue	$921	$619
Gross profit	$73	$62
- Gross profit margin	8%	10%
General and administrative expenses	$1,078	$1,392
Interest expenses	$86	$962
Net loss	$(811)	$(2,380)

REVENUES. Net revenues for the three months ended March 31, 2010 were approximately $921,000, representing approximately $302,000 or 49% increase as compared to the same period of 2009.

GROSS PROFIT AND GROSS PROFIT MARGIN. For the three months ended March 31, 2010, gross profit was approximately $73,000 which increased by approximately 18% from $62,000 gross profit for the same period of 2009. Gross profit margin dropped from 10% for the three months ended March 31 2009 to 8% for the same period of 2010.

GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended March 31, 2010, general and administrative expenses decreased by approximately $314,000 to $1,078,000 in 2010 as compared to $1,392,000 in 2009. The decrease in general and administrative expenses was primarily due to the decrease in the depreciation of mining assets.

INTEREST EXPENSE.  Interest expense decreased approximately $876,000 as compared to the same period of 2009. The difference in interest expense is mainly due to the non-cash interest expense and costs associated with the convertible bond which was repurchased in December 2009.

NET LOSS. Net loss for the three months ended March 31, 2010 was approximately $811,000, a decrease of approximately $1,569,000 compared to net loss of $2,380,000 for the same period of 2009. Basic net losses per share were $0.02 and $ 0.11 for the three months ended March 31, 2010 and 2009, respectively.

SEGMENT PERFORMANCE ANALYSIS

	Segment revenue		Segment profit (loss)
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2010	2009	2010	2009

Fluorite	$921	$619	$(560)	$(791)

Nonferrous metals	$-	$-	$(437)	$(470)

Fluorite

For the first quarter, fluorite segment revenue increased by 49% from $0.62 million for 2009 to $0.92 million for 2010. The increase was primarily due to the increases in sales volume for fluorite powder.

Our fluorite segment loss was $0.56 million for the three months ended March 31, 2010, compared to a segment loss of $0.79 million in the same period of 2009.

Nonferrous Metals

Due to the inclement weather in the first quarter of 2010 and 2009, the Company ceased production of non-ferrous metal and had no sales in the first quarter of 2010 and 2009, respectively. The nonferrous metals segment loss was mainly due to the fixed assets’ depreciation and employees’ wages in the first quarter of 2010 and 2009, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $0.87 million as of March 31, 2010, an increase of $0.54 million as compared to the balance at December 31, 2009 of $0.33 million.

Net cash provided by operating activities for the three months ended March 31, 2010 was $1.17 million as compared to $0.18 million provided in the same period in 2009. The increase in operating cash flows was mainly due to the decreases in the loss from operations as compared to the same period of 2009.

Net cash used in investing activities for the three months ended March 31, 2010 were $0.21 million, as compared to $0.03 million used for the same period of 2009. The cash was mainly used in the purchasing of property, machinery and mining assets for the three months ended March 31, 2010 and 2009, respectively.

Net cash used in financing activities for the three months ended March 31, 2010 were $0.45 million, as compared to $0.12 million used for the same period of 2009. The difference was mainly due to the repayment at short-term bank loans.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act”) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None

Item 1A. Risk Factor
Not required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None

Item 4. (Removed and Reserved)

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

CHINA SHEN ZHOU MINING & RESOURCES, INC.

Date: May 14, 2010	By:	/s/ Xiaojing Yu
Xiaojing Yu, Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2010	By:	/s/ Jiusheng Zhang
Jiusheng Zhang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)