Form 10-Q
period 2010-06-30
CHINA SHEN ZHOU MINING & RESOURCES, INC.
filed 2010-08-10
CIK 790024

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010

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

As of August 10, 2010, the Registrant had 27,974,514 shares of common stock outstanding.

    China Shen Zhou Mining & Resources, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$463	$333
Accounts receivable, net	274	302
Other deposits and prepayments, net	1,026	855
Inventories	6,594	3,721
Restricted assets	8	740
Total current assets	8,365	5,951

Prepayment for office rent	198	280
Available for sale investment	147	146
Property, machinery and mining assets, net	34,098	34,902
Total assets	$42,808	$41,279

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,163	$4,694
Short term bank loans	7,931	3,603
Other payables and accruals	6,135	6,667
Taxes payable	379	333
Total current liabilities	17,608	15,297

Due to related parties	2,047	2,297
Total liabilities	19,655	17,594

STOCKHOLDERS’ EQUITY:
Common stock ($0.001 par value; 50,000,000 shares authorized;
27,974,514 shares and 27,214,514 shares issued and outstanding
as of June 30, 2010 and December 13, 2009 respectively)	28	27
Additional paid-in capital	29,270	28,518
Statutory reserves	1,672	1,672
Accumulated other comprehensive income	3,885	3,839
Accumulated deficit	(11,658)	(10,342)
Stockholders' equity - China Shen Zhou Mining & Resources, Inc. and Subsidiaries	23,197	23,714
Noncontrolling interest	(44)	(29)
Total stockholders’ equity	23,153	23,685
Total liabilities and stockholders’ equity	$42,808	$41,279

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30， 2010	June 30， 2009	June 30， 2010	June 30， 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue	$2,182	$726	$3,103	$1,345
Cost of sales	1,729	566	2,577	1,123
Gross profit	453	160	526	222

Operating expenses:
Selling and distribution expenses	38	14	51	18
General and administrative expenses	834	793	1,911	2,184
Total operating expenses	872	807	1,962	2,202

Net loss from operations	(419)	(647)	(1,436)	(1,980)

Other income (expense):
Interest expense	(108)	(997)	(194)	(1,959)
Other, net	13	22	300	117
Total other income (loss)	(95)	(975)	106	(1,842)

Loss from continuing operations before income taxes	(514)	(1,622)	(1,330)	(3,822)

Income tax expenses	-	-	-

Loss from continuing operations	(514)	(1,622)	(1,330)	(3,822)

Discontinued operations :
Loss from operations of discontinued component, net of taxes	-	(88)	-	(246)
Loss from discontinued operations	-	(88	-	(246)

Net loss	(514)	(1,710)	(1,330)	(4,068)
Less: Noncontrolling interests attributable to the noncontrolling interests	9	44	14	22
Net loss - attributable to China Shen Zhou Mining & Resources, Inc. and Subsidiaries	(505)	(1,666)	(1,316)	(4,046)

Other comprehensive income:
Foreign currency translation adjustments	66	(5)	46	186
Comprehensive income (loss)	$(439)	$(1,671)	$(1,270)	$(3,860)

Net loss per common share – basic and diluted
From continuing operations	(0.02)	(0.07)	(0.04)	(0.17)
From discontinued operations	-	(0.00)	-	(0.01)
	$(0.02)	$(0.07)	$(0.04)	$(0.18)

Weighted average common shares outstanding
- Basic and Diluted	27,975	22,215	27,852	22,215

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share data)

	For the Six Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,316)	$(4,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from operations of discontinued component, net of income tax benefits	-	246
Depreciation and amortization	1,365	1,357
Fair value adjustment of warrants	-	60
Accrual of coupon interests and accreted principal	-	774
Amortization of deferred financing costs	-	802
Amortization of debt issuance costs	-	211
Noncontrolling interests	(15)	(22)
Forgiveness of payroll payables	(300)	-
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	28	(224)
Other deposits and prepayments	(171)	(270)
Prepayment for office rent	82	105
Inventories	(2,873)	(279)
Restricted assets	732	(359)
Increase (decrease) in -
Accounts payable	(1,531)	321
Other payables and accruals	528	514
Taxes payable	46	(264)
Net cash used in operating activities from continuing operations	(3,425)	(1,075)
Net cash used in operating activities from discontinued operations	-	71
Net cash used in operating activities	(3,425)	(1,004)
Cash flows from investing activities:
Purchases of property, machinery and mining assets	(461)	(385)
Net cash used in investing activities from continuing operations	(461)	(385)
Net cash provided by disposal of discontinued operations	-	-
Net cash provided by (used in) investing activities	(461)	(385)
Cash flows from financing activities:
Repayment at the convertible notes		-
Due to related parties	(250)	(440)
Repayment at short-term bank loans	(2,732)	-
Proceeds from short-term bank loans	7,050	1,874
Net cash (used in) provided by financing activities	4,068	1,434
Foreign currency translation adjustment	(52)	(3)

Net increase in cash and cash equivalents	130	42

Cash and cash equivalents at the beginning of the period	333	205
Cash and cash equivalents at the end of the period	$463	$247

Non-cash investing and financing activities
Shares issued to employees as share based compensation	$752	$-

Supplemental disclosures of cash flow information:
Cash paid for interest expenses	$162	$47
Cash paid for income tax	$-	$-

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

At June 30, 2010, the subsidiaries of China Shen Zhou Mining & Resources, Inc. are as follows:
Name	Domicile and Date of Incorporation	Paid-in Capital		Percentage of Effective Ownership	Principal Activities

American Federal Mining Group, Inc. (“AFMG”)	Illinois November 15, 2005	USD	10	100%	Investments holdings

Inner Mongolia Xiangzhen Mining Industry Group Co. Ltd. (“Xiangzhen Mining”)	The PRC July 3,2002	RMB	88,860,699	100%	Acquisition, exploration and extraction, and development of natural resource properties

Inner Mongolia Wulatehouqi Qianzhen Ore Processing Co., Ltd. (“Qianzhen Mining”)	The PRC September 22, 2002	RMB	37,221,250	100%	Sales and processing of nonferrous metals and chemical products

Wulatehouqi Qingshan Non-Ferrous Metal Developing Company Ltd. (“Qingshan Metal”)	The PRC April 23, 1995 (Acquired on April 12, 2006)	RMB	4,100,000	60%	Exploration, extraction and processing of copper, zinc, lead etc

Xinjiang Buerjin County Xingzhen Mining Company (“Xingzhen Mining”)	The PRC April 10,2006 (Acquired on April 28, 2006)	RMB	50,000,000	90%	Exploration of solid metals, processing and sales of mining products.

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

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has incurred net operating losses of approximately $1.33 million and $4.07 million for the six months ended June 30, 2010 and 2009, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future.

The Company is addressing its liquidity needs and has taken positive steps by accomplishing the following:

•	Has obtained approximately $5.84 million from China Citic bank by XiangZhen Mining in April 2010.
•	Has obtained approximately $2.92 million from Mrs. Ding on July 27, 2010.
•	Has cured some technological problems in Xingzhen processing plant. The Mining and processing production of Xingzhen Mining has been operating as expected since late May 2010.

•
The plant of Xiangzhen Mining has begun recommenced production since March 2010. The new processing plant of Xiangzhen Mining with an annual processing capacity of 200,000 metric tons of fluorite ore will begin processing in the mid-August 2010.

•	Our inventories as of June 30, 2010 have increased by approximately 77% since December 31, 2009. We expected sales of these inventories to increase cash flow in the third and fourth quarters of 2010.

In addition, if needed management plans to issue additional equity securities and or debt to meets its obligations on a timely basis. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 3 - DISCONTINUED OPERATIONS

On November 20, 2009, the Company completed the sale of all its ownership interest in Tun-Lin Limited Liability Company (“Tun-Lin”), a subsidiary of the Company within the nonferrous metals segment. The Company received cash proceeds of $8.2 million. In accordance with Accounting Standard Codification (“ASC”) 360 (Formerly FAS 144) of Financial Accounting Standards Board (“FASB”), Accounting for Impairment or Disposal of Long-Lived Assets, the Company has reflected Tun-Lin’s results of operations in the consolidated statements of operations through the date of the sale as discontinued operations for the six months ended June 30, 2009. The cash flows of discontinued operations have also been reclassified.

The following table presents the revenue, net loss from discontinued operations and on disposal of Tun-Lin for the periods presented:

	For the six months ended June 30,
	2010	2009
	(In thousands)	(In thousands)

Revenue	Not Applicable	$-

Loss from discontinued operations	Not Applicable	$(246)

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

	June 30, 2010	December 31, 2009
Balance sheet items, except for the registered and paid-up capital and retained earnings, as of year end	US$1=RMB6.8086	US$1=RMB6.8282

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009
Amounts included in the statements of operations, statements of changes in stockholders’ equity and statements of cash flows for the period	US$1=RMB6.8347	US$1=RMB6.8334

For the six months ended June 30, 2010 and 2009, foreign currency translation adjustment is approximately $46,000 and $186,000 respectively, have been reported as comprehensive income in the consolidated statement of comprehensive income.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of June 30, 2010, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of June 30, 2010, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

Comprehensive Income (loss)
Accumulated other comprehensive income includes foreign currency translation adjustments. Total comprehensive loss for the six months ended June 30, 2010 and 2009 was approximately ($1,270,000) and ($3,860,000), respectively.

Reclassifications
Certain reclassifications have been made to the prior periods’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or the sum of retained earnings and statutory reserve.

Recently Adopted Accounting Standards:

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3 of the fair value measurement hierarchy. This guidance became effective for the Company beginning March 1, 2010, except for disclosures relating to purchases, sales, issuances and settlements of Level 3 assets and liabilities, which will be effective for the Company beginning June 1, 2011. As this guidance only requires expanded disclosures, the adoption did not and will not impact the Company’s consolidated financial position or results of operations

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements since the third quarter of fiscal 2010.

In June 2009, the FASB established the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. GAAP for all non-governmental entities. The Codification, which launched July 1, 2009, changes the referencing and organization of accounting guidance. The Codification became effective for the Company beginning September 1, 2009. The issuance of the FASB Codification did not change GAAP and therefore the adoption has only affected how specific references to GAAP literature are disclosed in the notes to the Company’s consolidated financial statements.

Recently Issued Accounting Standards:

In October 2009, the FASB issued new standards that revised the guidance for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for the Company beginning June 1, 2011. The Company does not expect the adoption will have a material impact on its consolidated financial positions or results of operations.

In June 2009, the FASB issued a new accounting standard that revised the guidance for the consolidation of variable interest entities (“VIE”). This new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE, and requires an ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. This guidance is effective for the Company beginning June 1, 2010. The Company is currently evaluating the impact of the provisions of this new standard.

NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30, 2010	December 31, 2009
	(In thousands)	(In thousands)
Accounts receivable	$340	$368
Less: Allowance for doubtful accounts	(66)	(66)
	$274	$302

The activities in the Company’s allowance for doubtful accounts are summarized as follows:

	June 30, 2010	December 31, 2009
	(In thousands)	(In thousands)
Balance at the beginning of the year	$66	$51
Add: provision during the period	-	15
Balance at the end of the period	$66	$66

NOTE 6 - DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following:

	June 30, 2010	December 31, 2009
	(In thousands)	(In thousands)
Prepayments and advances (a)	$630	$628
Other receivables	396	227
	$1,026	$855

(a)	Prepayments and advances as of June 30, 2010 and December 31, 2009 include payments of $100,167 and $461,199 to mining service providers, respectively.

NOTE 7 - INVENTORIES

Inventories consist of the following:

	June 30, 2010	December 31, 2009
	(In thousands)	(In thousands)
Raw materials	$1,040	$586
Unprocessed ore	4,229	1,391
Consumables	185	103
Finished goods and semi-manufactured goods	1,140	1,641
	$6,594	$3,721

NOTE 8 - RESTRICTED ASSETS

Restricted assets are the deposits saved in China Citic bank account of Xiangzhen Mining as collateral for the Company to issue bank drafts. As of June 30, 2010 and December 31, 2009, the Company has restricted assets of approximately $8,000 and $740,000, respectively.

NOTE 9 - PROPERTY, MACHINERY AND MINING ASSETS, NET

Property, machinery and mining assets consist of the following:

	June 30, 2010	December 31, 2009
	(In thousands)	(In thousands)
Land use rights	$1,707	$1,702
Buildings	13,095	12,986
Machinery	11,079	10,838
Mining assets	10,063	9,890
Motor vehicles	1,392	1,318
Equipment	340	332
Extraction rights	8,266	8,242
Construction in progress	227	269
	46,169	45,577
Less:
Accumulated depreciation and amortization	(11,966)	(10,570)
Impairment provision	(105)	(105)
	$34,098	$34,902

Depreciation and Amortization
Depreciation and amortization expense in aggregate for the six months ended June 30, 2010 and 2009 was approximately $1,365,000 and $1,357,000, respectively.

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

NOTE 10 - SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:

	June 30, 2010	December 31, 2009
	(in thousands)	(in thousands)
12.21% note payable to Wulatehouqi Credit Union matures on March 11, 2010 , which is in the name of a related party and guaranteed by Qianzhen Mining	$-	$410
8.50% note payable to Baiyin Credit Union matures on March 23, 2010 with interest due on the 20th day of each quarter and principal due at date of maturity, which is in the name of a related party and guaranteed by Xiangzhen Mining	-	322
8.50% note payable to Baiyin Credit Union matures on February 13, 2010 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	-	220
8.50% note payable to Baiyin Credit Union matures on February 13, 2010 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	-	103
7.65% note payable to China Citic Bank matures on May 21, 2010,guaranteed by Xiangzhen Mining	-	1,465
6.37% note payable to Baiyin Credit Union matures on December 28, 2010 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining and secured by the time deposit of Ms. Helin Cui , a director of the Company	88	88
6.37% note payable to Baiyin Credit Union matures on August 18, 2010 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining and secured by the time deposit of Ms. Xiaojing Yu , a director of the Company	117	117
8.50% note payable to Baiyin Credit Union matures on December 29, 2010 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Xiangzhen Mining	881	878
9.03% note payable to Baiyin Credit Union matures on September 25, 2010 with interest due on the 20th day of each quarter and principal due at date of maturity, which is in the name of a related party and guaranteed by Xiangzhen Mining	264	-
9.03% note payable to Baiyin Credit Union matures on August 6, 2010 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	206	-
9.03%% note payable to Baiyin Credit Union matures on August 6, 2010 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	88	-
13.28% note payable to Wulatehouqi Credit Union matures on March 11, 2011 , which is in the name of a related party and guaranteed by Qianzhen Mining	411	-
7.01% note payable to China Citic Bank matures on February 15, 2011,collateralized with Xiangzhen’s extraction right, land use right and some machineries	734	-
7.01% note payable to China Citic Bank matures on February 12, 2011,collateralized with Xiangzhen’s extraction right, land use right and some machineries	2,204	-
7.01% note payable to China Citic Bank matures on February 14, 2011,collateralized with Xiangzhen’s extraction right, land use right and some machineries	2,938	-

	$7,931	$3,603

NOTE 11 - OTHER PAYABLES AND ACCRUALS

Other payables and accruals consist of the following:

	June 30, 2010	December 31, 2009
	(In thousands)	(In thousands)
Accrued debt issuance costs (a)	$46	$46
Receipts in advance	2,147	1,788
Accruals for payroll, bonus and other operating expenses	462	1,380
Payables for construction service vender	1,463	882
Others payables	2,017	2,571
	$6,135	$6,667

(a)	The balance mainly represents outstanding legal service fees payable in connection with the issuance of the convertible notes which had been repurchased on December 23, 2009.

NOTE 12 - DUE TO RELATED PARTIES

Due to related parties consist of the following:

	June 30, 2010	December 31, 2009
	(In thousands)	(In thousands)
Due to directors of the Company:
Ms. Xiaojing Yu, CEO of the Company (a)	$154	$145
Mr. Xueming Xu, Director of the Company (b)	19	27
Mr. Helin Cui , COO of the Company(c)	1	1
Due to Mr. Xiao Ming Yu, General Manager of Xiangzhen (d)	41	305
Due to Wulatehouqi Mengxin Co., Ltd, the former minority shareholder of Xingzhen Mining (e)	-	479
Mr. Mao Huang the minority shareholder of Xingzhen Mining (f)	1,832	1,340
	$2,047	$2,297

Amounts due to related parties are interest-free, unsecured and due on December 8, 2012.

(a)	Ms. Yu is the CEO of the Company.

(b)	Mr. Xu is a director of the Company.

(c)	Mr. Cui is the COO of the Company.

(d)	Mr. Yu is the General Manager of Xiangzhen Mining.

(e)	Wulatehouqi Mengxin Co., Ltd was the former minority shareholder of Xingzhen Mining, and transferred all the shareholder’s rights and loan of Xingzhen Mining to Mr. Huang (f).

(f)	Mr. Huang is the minority shareholder of Xingzhen Mining

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

NOTE 15 - ASSET RETIREMENT OBLIGATIONS

According to the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” of the PRC, mining companies causing damages to cultivated land, grassland or forest are required to restore the land to a state approved by the local governments. The local governments administering the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” on the Company’s two mines, “Sumochaganaobao Fluorite Mine” and “Mining site No. 2”, have confirmed that the Company is not required to restore or rehabilitate the two mining sites because those two mining sites are located at distant areas and the Company’s mining and extraction activities have not affected the surrounding environment. The Company’ property, machinery and mining assets related to those two mining sites at June 30, 2010 and December 31, 2009 were not subject to an asset retirement obligation.

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

Capital commitment
	June 30, 2010	December 31, 2009
	(In thousands)	(In thousands)
Purchase of machinery - within one year	$409	$75
Acquisition or construction of buildings-within one year	36	-
	$445	$75

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

The Company primarily evaluates performance based on income before income taxes and excluding non-recurring items.

The segment data presented below were prepared on the same basis as the Company’s consolidated financial statements.

Six months ended June 30, 2010	Fluorite	Nonferrous metals	Consolidated

Segment revenue	$2,332	$771	$3,103
Inter-segment revenue	-	-	-
Revenue from external customers	$2,332	$771	$3,103

Segment loss	$(874)	$(596)	$(1,470)

Unallocated corporate income			$140
Income before income taxes and minority interests			$(1,330)

Total segment assets	$35,069	$27,798	$62,867
Inter-segment receivables	(11,823)	(8,239)	(20,062)
	$23,246	$19,559	$42,805
Other unallocated corporate assets			3
			$42,808
Other segment information:
Depreciation and amortization	$852	$513	$1,365
Expenditure for segment assets	$372	$90	$461

Six months ended June 30, 2009	Fluorite	Nonferrous metals	Consolidated
Segment revenue	$1,257	$88	$1,345
Inter-segment revenue
Revenue from external customers	$1,257	$88	$1,345

Segment loss	$(1,012)	$(770)	$(1,782)

Unallocated corporate expenses			(2,040)
Loss from continuing operations before income taxes and minority interests			$(3,822)

Total segment assets	$38,952	$27,585	$66,537
Inter-segment receivables	(15,733)	2,674	(13,059)
	$21,549	$30,259	$53,478
Deferred debt issuance costs			1,544
Other unallocated corporate assets			2
			$55,024
Other segment information:
Depreciation and amortization	$734	$623	$1,357
Expenditure for segment assets	$31	$-	$31

The following summarizes identifiable assets by geographic area:

	June 30, 2010	December 31, 2009
	(In thousands)	(In thousands)
China	$42,805	$41,260
Unallocated corporate assets	3	19
	$42,808	$41,279

The following summarizes operating losses before provision for income tax:

	Six Months Ended June 30,
	2010	2009
	(In thousands)	(In thousands)
China	$(1,469)	$(1,782)
Discontinued operation - Kyrgyzstan	-	(246)
Unallocated corporate operating income (loss)	139	(2,040)
	$(1,330)	$(4,068)

NOTE 19 - OTHER INCOME, NET

	June 30, 2010	December 31, 2009
	(In thousands)	(In thousands)
Liabilities exemption （a）	$300	$-
Exchange gain	22	103
Others	(22)	14
	$300	$117

(a)	On February 5, 2010, certain directors of the Company forgave unpaid salaries owed them by the Company in the amount of $300 Thousand. Accordingly, the Company recorded this amount in other income.

NOTE 20 - EARNINGS PER SHARE

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share from continuing and discontinued operations for the periods presented (amounts in thousands, except per share data):

	For Six Months Ended June 30,
	2010	2009
	(In thousands, except per share data)	(In thousands, except per share data)
Income (loss) from continuing operations available to common shareholders:
-Basic and Diluted	$(1,330)	$(3,822)

Income (loss) from discontinued operations available to common shareholders:
-Basic and Diluted	$-	$(246)

Weighted average number of shares:
-Basic and Diluted	27,852	22,215

Earnings (loss) per share from continuing operations
-Basic and Diluted	$(0.04)	$(0.17)

Earnings (loss) per share from discontinued operations
- Basic and Diluted	$-	$(0.01)

NOTE 21 - CONCENTRATION OF CUSTOMERS AND SUPPLIERS

The Company had four main customers who contributed approximately $2,242,000 or 73% of the Company’s consolidated net revenue for the six months ended June 30, 2010. For the same period of 2009, the Company had three main customers who contributed approximately $1,081,000 or 81% of the Company’s consolidated net revenue.

The following table shows the Company’s major customers (10% or more of consolidated net revenue) for the Six months ended June 30, 2010:

	Revenue	Percentage
Customer	(In thousands)	(%)
RuiPeng Mining Ltd	$771	25%
Zibo Bofeng Ltd	459	15%
Handan Hongzhi Ltd	548	18%
Ningxia Jinhe Chemistry Ltd	464	15%
	$2,242	73%

The following table shows our major customers (10% or more of consolidated net revenue) for the Six months ended June 30, 2009:

	Revenue	Percentage
Customer	(In thousands)	(%)
Laiwu Steel Ltd	$358	27%
Handan Hongzhi Ltd	353	26%
Ningxia Jinhe Ltd	370	28%
	$1,081	81%

In the first Six months of 2010, the Company had no concentrated suppliers.

NOTE 22 - SUBSEQUENT EVENT

A current loan from Mrs. Ding, collateralized with Xingzhen’s extraction right and concentration plant, was obtained by XingZhen Mining on July 27, 2010. The loan amounts to approximately $2.95 million, which matures on July 26, 2011, with 8.6% interest rate per year.

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

BUSINESS STRATEGY

Prospect in 2010

In light of China’s overall micro-economic condition, China’s economic output will be expected to increase gradually in 2010. Non-ferrous metals and fluorite industry will be believed to have new development opportunities. The non-metallic mineral industry especially will expectedly be an industry in the positive direction.

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

In 2009, Xingzhen Mining produced and sold zinc concentrates and copper concentrates equivalent to 178 metric tons of zinc and 10 metric tons of copper, and sold 3,041 metric tons of oxide zinc-copper ore. We continued excavating and mining operations, and have been carrying out the operations until present time. Subject to purchase orders and weather conditions, we started processing in late May 2010. We plan to extract 70,000 metric tons ore, excavate 2,500 meters tunnels, process 80,000 metric tons ores equivalent to 4,410 metric tons of zinc and 241 metric tons of copper. We plan to sell all these products. In addition, we plan to sell 10,000 metric tons of oxide copper-zinc ore.

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

In the first half of 2010, Xingzhen Mining still focused on geophysical research, IP sounding prospecting, verification drilling design, and carrying out construction in strict accordance with design, as well as conducting the necessary geophysical investigations in the mining area. Xingzhen Mining is striving to explore further for more reserves as a public company before the end of 2010, and achieving breakthroughs in further identifying mineral resources in 2011.

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

The exploration activities listed above will be completed by a Geophysical Prospecting Team of Xinjiang Nonferrous Geophysical Prospecting Bureau at the end of September 2010 with a total budget of approximately $0.88 million.

Acquiring More Mineral Resources

To increase our reserve base and insure supply to our processing facilities, we plan to acquire domestic and foreign large-scale mines when the right opportunity arises. We also expect to acquire additional nonferrous metal mines and fluorite mines domestically that have good extracting and operating conditions and possess all necessary governmental licenses.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2010 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2009

Selected information from the Consolidated Statements of Operations

	For the three months ended June 30,
	2010	2009
	(in thousands)	(in thousands)
Net revenue	$2,182	$726
Gross profit	$453	$160
- Gross profit margin	21%	22%
General and administrative expenses	$834	$793
Interest expenses	$108	$997
Net loss	$(505)	$(1,666)

REVENUES. Net revenues for the three months ended June 30, 2010 were approximately $2,182,000, representing approximately $1,456,000 or 201% increase as compared to the same period of 2009. The improved performance is due to the increased revenues from the fluorite and non-ferrous metal segments as described below.

GROSS PROFIT AND GROSS PROFIT MARGIN. For the three months ended June 30, 2010, gross profit was approximately $453,000 which increased by approximately 183% from $160,000 gross profit for the same period of 2009. The gross profits from fluorite segment were approximately $183,000 and $131,000 for the three months ended June 30, 2010 and 2009, respectively. The gross profits from non-ferrous metal segment were approximately $270,000 and $29,000 for the three months ended June 30, 2010 and 2009, respectively. Gross profit margin was approximately 21% for the three months ended June 30, 2010 which was approximately equal to the gross profit margin for the same period of 2009.

GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended June 30, 2010, general and administrative expenses increased by approximately $41,000 to $834,000 in 2010 as compared to $793,000 in 2009.

INTEREST EXPENSE.  Interest expense decreased approximately $889,000 as compared to the same period of 2009. The difference in interest expense is mainly due to the non-cash interest expense and costs associated with the convertible bond which was repurchased in December 2009.

NET LOSS. Net loss for the three months ended June 30, 2010 was approximately $505,000, a decrease of approximately $1,161,000 compared to net loss of
$1,666,000 for the same period of 2009. Basic net losses per share were $ 0.02 and $0.07 for the three months ended June 30, 2010 and 2009, respectively.

SEGMENT PERFORMANCE ANALYSIS

	Segment revenue		Segment profit (loss)
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2010	2009	2010	2009

Fluorite	$1,411	$638	$(314)	$(220)

Nonferrous metals	$771	$88	$(159)	$(300)

Fluorite

For the second quarter, fluorite segment revenue increased by 121% from $0.64 million for 2009 to $1.41 million for 2010. The increase was primarily due to the increases in sales volume for fluorite products. 7,456 and 2,891 tons of fluorite lumps, 5,217 and 3,611 tons of fluorite powder were sold for the three months ended June 30, 2010 and 2009.

Our fluorite segment loss was $0.31 million for the three months ended June 30, 2010, compared to a segment loss of $0.22 million in the same period of 2009.

Nonferrous Metals

Nonferrous metals segment revenue for the three months ended June 30, 2010 amounted to $771,000, representing a increase of approximately $683,000 or 776% as compared to the same period of 2009. The performance of the nonferrous metals segment was much improved because Xingzhen Mining has restarted in late May 2010, processed 11,253 tons of ores, and sold 607 metric tons of zinc concentrate powder and 34 metric tons of Copper concentrate powder in the second quarter of 2010. While for the same period of 2009, Xingzhen Mining was in trial production and produced very few products because of the technological difficulties.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2010 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2009

Selected information from the Consolidated Statements of Operations

	For the six months ended June 30,
	2010	2009
	(in thousands)	(in thousands)
Net revenue	$3,103	$1,345
Gross profit	$526	$222
- Gross profit margin	17%	17%
General and administrative expenses	$1,911	$2,184
Interest expenses	$194	$1,959
Net loss	$(1,316)	$(4,046)

REVENUES. Net revenues for the six months ended June 30, 2010 were approximately $3,103,000, representing approximately $1,758,000 or 131% increase as compared to the same period of 2009. The improved performance is due to the increased revenues from the fluorite and non-ferrous metal segments as described below.

GROSS PROFIT AND GROSS PROFIT MARGIN. For the six months ended June 30, 2010, gross profit was approximately $526,000 which increased by approximately 137% from $222,000 gross profit for the same period of 2009. The gross profits from fluorite segment were approximately $256,000 and $193,000 for the six months ended June 30, 2010 and 2009, respectively. The gross profits from non-ferrous metal segment were approximately $270,000 and $29,000 for the six months ended June 30, 2010 and 2009, respectively. Gross profit margin was approximately 17% for the six months ended June 30, 2010 which was approximately equal to the gross profit margin for the same period of 2009.

GENERAL AND ADMINISTRATIVE EXPENSES. For the six months ended June 30, 2010, general and administrative expenses decreased by approximately $273,000 to $1,911,000 in 2010 as compared to $2,184,000 in 2009. The decrease in general and administrative expenses was primarily due to the decrease in the depreciation of mining assets.

INTEREST EXPENSE.  Interest expense decreased approximately $1,765,000 as compared to the same period of 2009. The difference in interest expense is mainly due to the non-cash interest expense and costs associated with the convertible bond which was repurchased in December 2009.

NET LOSS. Net loss for the six months ended June 30, 2010 was approximately $1,316,000, a decrease of approximately $ 2,730,000 compared to net loss of $4,046,000 for the same period of 2009. Basic net losses per share were $0.04 and $0.17 for the six months ended June 30, 2010 and 2009, respectively.

SEGMENT PERFORMANCE ANALYSIS

	Segment revenue		Segment profit (loss)
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Fluorite	$2,332	$1,257	$(874)	$(1,012)

Nonferrous metals	$771	$88	$(596)	$(770)

Fluorite

For the six months ended June 30, 2010, fluorite segment revenue increased by 86% from $1.26 million for 2009 to $2.33 million for 2010. The increase was primarily due to the increases in sales volume for fluorite products. 14,364 and 9,294 tons of fluorite lumps, 7,648 and 3,611 tons of fluorite powder were sold for the six months ended June 30, 2010 and 2009.

Our fluorite segment loss was $0.87 million for the six months ended June 30, 2010, compared to a segment loss of $1.01 million in the same period of 2009.

Nonferrous Metals

Nonferrous metals segment revenue for the six months ended June 30, 2010 amounted to $771,000, representing an increase of approximately $683,000 or 776% as compared to the same period of 2009. The performance of the nonferrous metals segment was much improved because Xingzhen just restarted in May 2010, processed 11,253 tons of ores, and sold 607 metric tons of zinc concentrate powder and 34 metric tons of Copper concentrate powder for the six months ended June 30, 2010. While for the same period of 2009, Xingzhen Mining was in trial production and produced very few products because of the technological difficulties.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $0.46 million as of June 30, 2010, an increase of $0.13 million as compared to the balance at December 31, 2009 of $0.33 million.

Net cash used in operating activities for the six months ended June 30, 2010 was $3.43 million, representing $2.43 million increase as compared to $1.00 million used for the same period in 2009. The cash used in operating activities for the six months ended June 30, 2010 was mainly due to (i) the purchase of unprocessed ore of $2.84 million increased for restore production in 2010 and (ii) the repayment amount to $0.72 million for the bank drafts expired as described in Note 8 to our financial statements.

Net cash used in investing activities for the six months ended June 30, 2010 were $0.46 million, as compared to $0.39 million used for the same period of 2009. The cash was mainly used in the purchasing of property, machinery and mining assets for the six months ended June 30, 2010 and 2009, respectively.

Net cash provided by financing activities for the six months ended June 30, 2010 were $4.07 million, as compared to $1.43 million provided for the same period of 2009, which was mainly due to the loans from China Citic Bank as described in the Note 10 to our financial statements.

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

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB ASC 718-10-55 - Compensation-Stock Compensation, or ASC 718-10-55. Under ASC 718-10-55, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In addition, FASB ASC 825-10-50-10 – Financial Instruments – Overall – Disclosures, or ASC 825-10-50-10, expresses views of the Securities and Exchange Commission, or the SEC, staff regarding the interaction between ASC 718-10-55 and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. The Company’s compensation cost is measured on the date of grant at its fair value.   Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant.

Recent Accounting Pronouncements
Recent accounting pronouncements applicable to the Company are summarized below.

-
In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3 of the fair value measurement hierarchy. This guidance became effective for the Company beginning March 1, 2010, except for disclosures relating to purchases, sales, issuances and settlements of Level 3 assets and liabilities, which will be effective for the Company beginning June 1, 2011. As this guidance only requires expanded disclosures, the adoption did not and will not impact the Company’s consolidated financial position or results of operations

-
In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements since the third quarter of fiscal 2010.

-
In June 2009, the FASB established the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. GAAP for all non-governmental entities. The Codification, which launched July 1, 2009, changes the referencing and organization of accounting guidance. The Codification became effective for the Company beginning September 1, 2009. The issuance of the FASB Codification did not change GAAP and therefore the adoption has only affected how specific references to GAAP literature are disclosed in the notes to the Company’s consolidated financial statements.

-
In October 2009, the FASB issued new standards that revised the guidance for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for the Company beginning June 1, 2011. The Company does not expect the adoption will have a material impact on its consolidated financial positions or results of operations.

-
In June 2009, the FASB issued a new accounting standard that revised the guidance for the consolidation of variable interest entities (“VIE”). This new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE, and requires an ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. This guidance is effective for the Company beginning June 1, 2010. The Company is currently evaluating the impact of the provisions of this new standard.

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

CHINA SHEN ZHOU MINING & RESOURCES, INC.

Date: August 10, 2010	By:	/s/ Xiaojing Yu
Xiaojing Yu, Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2010	By:	/s/ Steven Wang
Steven Wang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)