Form 10-Q
period 2010-09-30
CHINA SHEN ZHOU MINING & RESOURCES, INC.
filed 2010-11-12
CIK 790024

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010

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

As of November 12, 2010, the Registrant had 27,974,514 shares of common stock outstanding.

China Shen Zhou Mining & Resources, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$1,497	$333
Accounts receivable, net	266	302
Other deposits and prepayments, net	1,189	855
Inventories	7,950	3,721
Restricted assets	8	740
Total current assets	10,910	5,951

Prepayment for office rent	133	280
Available for sale investment	149	146
Property, machinery and mining assets, net	34,699	34,902
Total assets	$45,891	$41,279

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,885	$4,694
Short term loans	10,792	3,603
Other payables and accruals	5,283	6,667
Taxes payable	655	333
Total current liabilities	19,615	15,297

Due to related parties	2,322	2,297
Total liabilities	21,937	17,594

STOCKHOLDERS’ EQUITY:
Common stock ($0.001 par value; 50,000,000 shares authorized;
27,974,514 shares and 27,214,514 shares issued and outstanding
as of September 30, 2010 and December 31, 2009 respectively)	28	27
Additional paid-in capital	29,270	28,518
Statutory reserves	1,672	1,672
Accumulated other comprehensive income	4,180	3,839
Accumulated deficit	(11,144)	(10,342)
Stockholders' equity - China Shen Zhou Mining & Resources, Inc. and Subsidiaries	24,006	23,714
Noncontrolling interest	(52)	(29)
Total stockholders’ equity	23,954	23,685
Total liabilities and stockholders’ equity	$45,891	$41,279

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30， 2010	September 30， 2009	September 30， 2010	September 30， 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue	$3,619	$1,715	$6,722	$3,060
Cost of sales	1,878	1,469	4,455	2,593
Gross profit	1,741	246	2,267	467

Operating expenses:
Selling and distribution expenses	16	52	67	70
General and administrative expenses	1,131	982	3,043	3,166
Total operating expenses	1,147	1,034	3,110	3,236

Net income (loss) from operations	594	(788)	(843)	(2,769)

Other income (expense):
Interest expense	(193)	(936)	(387)	(2,893)
Other, net	106	(8)	406	109
Total other income (loss)	(87)	(944)	19	(2,784)

Income (loss) from continuing operations before income taxes	507	(1,732)	(824)	(5,553)

Income tax expenses	-	-	-	-

Income (loss) from continuing operations	507	(1,732)	(824)	(5,553)

Discontinued operations :
Loss from operations of discontinued component, net of taxes	-	(414)	-	(660)
Loss from discontinued operations	-	(414)	-	(660)

Net income (loss)	507	(2,146)	(824)	(6,213)
Less: Noncontrolling interests attributable to the noncontrolling interests	8	-	22	22
Net income (loss) - attributable to China Shen Zhou Mining & Resources, Inc. and Subsidiaries	515	(2,146)	(802)	(6,191)

Other comprehensive income:
Foreign currency translation adjustments	295	25	341	216
Comprehensive income (loss)	$810	$(2,121)	$(461)	$(5,975)

Net income (loss) per common share – basic and diluted
From continuing operations	0.02	(0.08)	(0.02)	(0.25)
From discontinued operations	-	(0.02)	-	(0.03)
	$0.02	$(0.10)	$(0.02)	$(0.28)

Weighted average common shares outstanding
- Basic and Diluted	27,975	22,215	27,878	22,215

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share data)

	For the Nine Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(802)	$(6,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from operations of discontinued component, net of income tax benefits	-	660
Depreciation and amortization	2,226	1,865
Fair value adjustment of warrants	-	17
Accrual of coupon interests and accreted principal	-	1,169
Amortization of deferred financing costs	-	1,207
Amortization of debt issuance costs	-	318
Noncontrolling interests	(22)	(22)
Forgiveness of payroll payables	(300)	-
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	41	(61)
Other deposits and prepayments	(317)	(174)
Prepayment for office rent	147	152
Inventories	(4,157)	(615)
Restricted assets	746	(733)
Increase (decrease) in -
Accounts payable	(1,900)	973
Other payables and accruals	(460)	1,001
Taxes payable	316	(94)
Net cash provided by (used in) operating activities from continuing operations	(4,482)	(528)
Net cash provided by (used in) operating activities from discontinued operations	-	1
Net cash used in operating activities	(4,482)	(527)
Cash flows from investing activities:
Purchases of property, machinery and mining assets	(1,374)	(752)
Sales of property, machinery and mining assets	28	-
Net cash used in investing activities from continuing operations	(1,346)	(752)
Net cash provided by disposal of discontinued operations	-	-
Net cash used in investing activities	(1,346)	(752)
Cash flows from financing activities:
Due to related parties	(20)	(620)
Repayment at short-term loans	(3,464)	-
Proceeds from short-term loans	10,583	1,846
Net cash provided by financing activities	7,099	1,226
Foreign currency translation adjustment	(107)	(5)

Net increase in cash and cash equivalents	1,164	(58

Cash and cash equivalents at the beginning of the period	333	205
Cash and cash equivalents at the end of the period	$1,497	$147

Non-cash investing and financing activities
Shares issued to employees as share based compensation	$752	$-

Supplemental disclosures of cash flow information:
Cash paid for interest expenses	$285	$166
Cash paid for income tax	$-	$-

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

At September 30, 2010, the subsidiaries of China Shen Zhou Mining & Resources, Inc. are as follows:
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

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has incurred net operating income (loss) of approximately ($0.82) million and ($5.53) million for the nine months ended September 30, 2010 and 2009, respectively. The Company has incurred net operating income (loss) of approximately $0.51 million and ($1.73) million for the three months ended September 30, 2010 and 2009, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future.

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

•
The plant of Xiangzhen Mining has begun recommenced production since March 2010. The new processing plant of Xiangzhen Mining with an annual processing capacity of 200,000 metric tons of fluorite ore has begun processing in mid-August 2010.

•
Our net income from operations for the third quarter ended September 30, 2010 was approximately $507,000. Our revenue for the third quarter ended September 30, 2010 has increased by approximately 111% as compared to the same period in 2009.

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

NOTE 3 - DISCONTINUED OPERATIONS

On November 20, 2009, the Company completed the sale of all its ownership interest in Tun-Lin Limited Liability Company (“Tun-Lin”), a subsidiary of the Company within the nonferrous metals segment. The Company received cash proceeds of $8.2 million. In accordance with Accounting Standard Codification (“ASC”) 360 (Formerly FAS 144) of Financial Accounting Standards Board (“FASB”), Accounting for Impairment or Disposal of Long-Lived Assets, the Company has reflected Tun-Lin’s results of operations in the consolidated statements of operations through the date of the sale as discontinued operations for the nine Months ended September 30, 2009. The cash flows of discontinued operations have also been reclassified.

The following table presents the revenue, net loss from discontinued operations and on disposal of Tun-Lin for the periods presented:

	For the nine months ended September 30,
	2010	2009
	(In thousands)	(In thousands)

Revenue	Not Applicable	$-

Loss from discontinued operations	Not Applicable	$(660)

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2010	December 31, 2009
Balance sheet items, except for the registered and paid-up capital and retained earnings, as of year end	US$1=RMB6.6981	US$1=RMB6.8282

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009
Amounts included in the statements of operations and statements of cash flows for the period	US$1=RMB6.8164	US$1=RMB6.8329

For the nine months ended September 30, 2010 and 2009, foreign currency translation adjustment is approximately $341,000 and $216,000 respectively, have been reported as comprehensive income in the consolidated statement of comprehensive income.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of September 30, 2010, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of September 30, 2010, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

Comprehensive Income (loss)
Acc. notes in $000's. Accumulated other comprehensive income includes foreign currency translation adjustments. Total comprehensive income (loss) for the third quarter ended September 30, 2010 and 2009 was approximately $810 and ($2,121), respectively. And total comprehensive income (loss) for the nine months ended September 30, 2010 and 2009 was approximately ($461) and ($5,975), respectively.

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

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30, 2010	December 31, 2009
	(In thousands)	(In thousands)
Accounts receivable	$327	$368
Less: Allowance for doubtful accounts	(61)	(66)
	$266	$302

The activities in the Company’s allowance for doubtful accounts are summarized as follows:

	September 30, 2010	December 31, 2009
	(In thousands)	(In thousands)
Balance at the beginning of the year	$66	$51
Add: provision during the period	-	15
Less: written-off provision during the period	(5)	-
Balance at the end of the period	$61	$66

NOTE 6 - DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following:

	September 30, 2010	December 31, 2009
	(In thousands)	(In thousands)
Prepayments and advances	$768	$628
Other receivables	421	227
	$1,189	$855

NOTE 7 - INVENTORIES

Inventories consist of the following:

	September 30, 2010	December 31, 2009
	(In thousands)	(In thousands)
Raw materials	$940	$586
Unprocessed ore	4,832	1,391
Consumables	202	103
Finished goods and semi-manufactured goods	1,976	1,641
	$7,950	$3,721

NOTE 8 - RESTRICTED ASSETS

Restricted assets are the deposits saved in China Citic bank account of Xiangzhen Mining as collateral for the Company to issue bank drafts. As of September 30, 2010 and December 31, 2009, the Company has restricted assets of approximately $8,000 and $740,000, respectively.

NOTE 9 - PROPERTY, MACHINERY AND MINING ASSETS, NET

Property, machinery and mining assets consist of the following:

	September 30, 2010	December 31, 2009
	(In thousands)	(In thousands)
Land use rights	$1,735	$1,702
Buildings	13,308	12,986
Machinery	11,828	10,838
Mining assets	10,256	9,890
Motor vehicles	1,455	1,318
Equipment	351	332
Extraction rights	8,402	8,242
Construction in progress	461	269
	47,796	45,577
Less:
Accumulated depreciation and amortization	(12,992)	(10,570)
Impairment provision	(105)	(105)
	$34,699	$34,902

Depreciation and Amortization
Depreciation and amortization expense in aggregate for the nine months ended September 30, 2010 and 2009 was approximately $2,226,000 and $1,865,000, respectively.

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

NOTE 10 - SHORT-TERM LOANS

Short-term loans consist of the following:

	September 30, 2010	December 31, 2009
	(in thousands)	(in thousands)
12.21% note payable to Wulatehouqi Credit Union matures on March 11, 2010 , which is in the name of a related party and guaranteed by Qianzhen Mining	$-	$410
8.50% note payable to Baiyin Credit Union matures on March 23, 2010 with interest due on the 20th day of each quarter and principal due at date of maturity, which is in the name of a related party and guaranteed by Xiangzhen Mining	-	322
8.50% note payable to Baiyin Credit Union matures on February 13, 2010 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	-	220
8.50% note payable to Baiyin Credit Union matures on February 13, 2010 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	-	103
7.65% note payable to China Citic Bank matures on May 21, 2010,guaranteed by Xiangzhen Mining	-	1,465
6.37% note payable to Baiyin Credit Union matures on December 28, 2010 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining and secured by the time deposit of Ms. Helin Cui , a director of the Company	90	88
6.37% note payable to Baiyin Credit Union matures on August 18, 2011 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining and secured by the time deposit of Ms. Xiaojing Yu , a director of the Company	119	117
8.50% note payable to Baiyin Credit Union matures on December 29, 2010 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Xiangzhen Mining	896	878
9.56% note payable to Baiyin Credit Union matures on December 21, 2010 with interest due on the 20th day of each quarter and principal due at date of maturity, which is in the name of a related party and guaranteed by Xiangzhen Mining	254	-
9.03% note payable to Baiyin Credit Union matures on November 5, 2010 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	194	-
9.03%% note payable to Baiyin Credit Union matures on November 5, 2010 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	75	-
13.28% note payable to Wulatehouqi Credit Union matures on Apirl 11, 2011 , which is in the name of a related party and guaranteed by Qianzhen Mining	418	-
7.01% note payable to China Citic Bank matures on February 15, 2011,collateralized with Xiangzhen’s extraction right, land use right and some machineries	746	-
7.01% note payable to China Citic Bank matures on February 12, 2011,collateralized with Xiangzhen’s extraction right, land use right and some machineries	2,239	-
7.01% note payable to China Citic Bank matures on February 14, 2011,collateralized with Xiangzhen’s extraction right, land use right and some machineries	2,986	-
8.60% note payable to Ms. Yanling Ding matures on July 26, 2011,collateralized with Xingzhen’s extraction right and the ore processing plant	2,775

	$10,792	$3,603

NOTE 11 - OTHER PAYABLES AND ACCRUALS

Other payables and accruals consist of the following:

	September 30, 2010	December 31, 2009
	(In thousands)	(In thousands)
Accrued debt issuance costs (a)	$46	$46
Receipts in advance	1,914	1,788
Accruals for payroll, bonus and other operating expenses	621	1,380
Payables for construction service vender	1,215	882
Others payables	1,487	2,571
	$5,283	$6,667

(a)	The balance mainly represents outstanding legal service fees payable in connection with the issuance of the convertible notes which had been repurchased on December 23, 2009.

NOTE 12 - DUE TO RELATED PARTIES

Due to related parties consist of the following:

	September 30, 2010	December 31, 2009
	(In thousands)	(In thousands)
Due to directors of the Company:
Ms. Xiaojing Yu, CEO of the Company (a)	$129	$145
Mr. Xueming Xu, Director of the Company (b)	12	27
Mr. Helin Cui , COO of the Company(c)	-	1
Due to Mr. Xiao Ming Yu, General Manager of Xiangzhen (d)	311	305
Due to Wulatehouqi Mengxin Co., Ltd, the former minority shareholder of Xingzhen Mining (e)	-	479
Mr. Mao Huang the minority shareholder of Xingzhen Mining (f)	1,870	1,340
	$2,322	$2,297

Amounts due to related parties are interest-free, unsecured and due on December 8, 2012.

(a)	Ms. Yu is the CEO of the Company.

(b)	Mr. Xu is a director of the Company.

(c)	Mr. Cui is the COO of the Company.

(d)	Mr. Yu is the General Manager of Xiangzhen Mining.

(e)	Wulatehouqi Mengxin Co., Ltd was the former minority shareholder of Xingzhen Mining, and transferred all the shareholder’s rights and loan of Xingzhen Mining to Mr. Huang (f).

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

NOTE 15 - ASSET RETIREMENT OBLIGATIONS

According to the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” of the PRC, mining companies causing damages to cultivated land, grassland or forest are required to restore the land to a state approved by the local governments. The local governments administering the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” on the Company’s two mines, “Sumochaganaobao Fluorite Mine” and “Mining site No. 2”, have confirmed that the Company is not required to restore or rehabilitate the two mining sites because those two mining sites are located at distant areas and the Company’s mining and extraction activities have not affected the surrounding environment. The Company’ property, machinery and mining assets related to those two mining sites at September 30, 2010 and December 31, 2009 were not subject to an asset retirement obligation.

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

NOTE 17 - COMMITMENTS AND CONTINGENCIES

General
The Company follows ASC 450, Accounting for Contingencies , in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

Mining Industry in PRC
The Company's mining operations are and will be subject to extensive national and local governmental regulations in China, which may be revised or expanded at any time. A broad number of matters are subject to regulations.  Generally, compliance with these regulations requires the Company to obtain permits issued by government, state and local regulatory agencies.  Certain permits require periodic renewal or review of their terms and conditions.  The Company cannot predict whether it will be able to obtain or renew such permits or whether material changes in permit terms and conditions will be imposed. The inability to obtain or renew permits or the imposition of additional terms and conditions could have a material adverse effect on the Company's ability to develop and operate its properties.

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

Capital commitment
	September 30, 2010	December 31, 2009
	(In thousands)	(In thousands)
Purchase of machinery - within one year	$236	$75
Acquisition or construction of buildings-within one year	36	-
	$272	$75

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

The Company primarily evaluates performance based on income before income taxes and excluding non-recurring items.

The segment data presented below were prepared on the same basis as the Company’s consolidated financial statements.

Nine months ended September 30, 2010	Fluorite	Nonferrous metals	Consolidated
	(In thousands)	(In thousands)	(In thousands)
Segment revenue	$3,089	$3,633	$6,722
Inter-segment revenue	-	-	-
Revenue from external customers	$3,089	$3,633	$6,722

Segment loss	$(1,219)	$386	$(833)

Unallocated corporate income			$9
Loss from continuing operations before income taxes and minority interests			$(824)

Total segment assets	$38,135	$28,098	$66,233
Inter-segment receivables	(12,018)	(8,408)	(20,426)
	$26,117	$19,690	$45,807
Other unallocated corporate assets			84
			$45,891
Other segment information:
Depreciation and amortization	$1,298	$928	$2,226
Expenditure for segment assets	$1,067	$307	$1,374

Nine months ended September 30, 2009	Fluorite	Nonferrous metals	Consolidated
	(In thousands)	(In thousands)	(In thousands)
Segment revenue	$2,783	$277	$3,060
Inter-segment revenue	-	-	-
Revenue from external customers	$2,783	$277	$3,060

Segment loss	$(1,342)	$(1,200)	$(2,542)

Unallocated corporate expenses			(3,011)
Loss from continuing operations before income taxes and minority interests			$(5,553)

Total segment assets	$39,042	$27,664	$66,706
Inter-segment receivables	(15,736)	2,558	(13,178)
	$23,306	$30,222	$53,528
Deferred debt issuance costs			1,437
Other unallocated corporate assets			220
			$55,185
Other segment information:
Depreciation and amortization	$1,110	$755	$1,865
Expenditure for segment assets	$673	$290	$963

The following summarizes identifiable assets by geographic area:

	September 30, 2010	December 31, 2009
	(In thousands)	(In thousands)
China	$45,807	$41,260
Unallocated corporate assets	84	19
	$45,891	$41,279

The following summarizes operating losses before provision for income tax:

	Nine months ended September 30,
	2010	2009
	(In thousands)	(In thousands)
China	$(833)	$(2,542)
Discontinued operation - Kyrgyzstan	-	(660)
Unallocated corporate operating income (loss)	9	(3,011)
	$(824)	$(6,213)

NOTE 19 - OTHER INCOME, NET

	September 30, 2010	December 31, 2009
	(In thousands)	(In thousands)
Liabilities exemption (a)	$300	$-
Exchange gain	140	107
Subsidies	-	23
Donation	(9)	(1)
others	(25)	(20)
	$406	$109

(a)	On February 5, 2010, certain directors of the Company forgave unpaid salaries owed them by the Company in the amount of $300 Thousand. Accordingly, the Company recorded this amount in other income.

NOTE 20 - EARNINGS PER SHARE

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share from continuing and discontinued operations for the periods presented (amounts in thousands, except per share data):

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)	(In thousands, except per share data)	(In thousands, except per share data)	(In thousands, except per share data)
Income (loss) from continuing operations available to common shareholders:
-Basic and Diluted	$507	$(1,732)	$(824)	$(5,553)

Income (loss) from discontinued operations available to common shareholders:
-Basic and Diluted	$-	$(414)	$-	$(660)

Weighted average number of shares:
-Basic and Diluted	27,975	22,215	27,878	22,215

Earnings (loss) per share from continuing operations
-Basic and Diluted	$0.02	$(0.08)	$(0.02)	$(0.25)

Earnings (loss) per share from discontinued operations
- Basic and Diluted	$-	$(0.02)	$-	$(0.03)

The Company did not have outstanding warrants and options as of September 30, 2010. There is no difference between basic and diluted EPS.

NOTE 21 - CONCENTRATION OF CUSTOMERS AND SUPPLIERS

The Company had two main customers who contributed approximately $4,283,000 or 64% of the Company’s consolidated net revenue for the nine months ended September 30, 2010. For the same period of 2009, the Company had five main customers who contributed approximately $2,406,000 or 79% of the Company’s consolidated net revenue.

The following table shows the Company’s major customers (10% or more of consolidated net revenue) for the Nine months ended September 30, 2010:

	Revenue	Percentage
Customer	(In thousands)	(%)
RuiPeng Mining Ltd	$3,633	54%
Handan Hongzhi Ltd	650	10%
	$4,283	64%

The following table shows the Company’s major customers (10% or more of consolidated net revenue) for the Nine months ended September 30, 2009:

	Revenue	Percentage
Customer	(In thousands)	(%)
Laiwu Steel Ltd	$449	15%
Handan Hongzhi Ltd	538	18%
Ningxia Jinhe Ltd	774	25%
Inner Mongolia Huadesanli Trading Ltd	330	11%
Zibo Bofeng Ltd	315	10%
	$2,406	79%

The Company had no concentrated suppliers for the  nine months ended September 30, 2010 and 2009.

NOTE 22 - SUBSEQUENT EVENT

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date. The Company has reported all required subsequent events.

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

OVERVIEW

We are principally engaged in the exploration, development, mining, and processing of fluorite, zinc, lead, copper, and other nonferrous metals through our subsidiaries in the PRC.

BUSINESS STRATEGY

Prospect in 2010

In light of China’s overall economic condition, China’s economic output will be expected to increase gradually in 2010. The non-ferrous metals and fluorite industry is believed to have new development opportunities. The non-metallic mineral industry is expected to experience growth.

Resumption of Production Capacity to Meet Demand

▼ Fluorite

In early 2006, we began a mining project at Xiangzhen Mining to produce 300,000 metric tons of fluorite ore, and the project was completed in November 2007. At the same, at our mine site, we also started to build a plant with an annual processing capacity of 200,000 metric tons of fluorite ore, and the project was also completed in November 2007. We continued mining operations but the new plant remained in trial production in 2009.

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

In the nine months ended September 30, 2010, Xingzhen Mining still focused on geophysical research, IP sounding prospecting, verification drilling design, and carrying out construction in strict accordance with design, as well as conducting the necessary geophysical investigations in the mining area. Xingzhen Mining is striving to explore further for more reserves as a public company before the end of 2010, and achieving breakthroughs in further identifying mineral resources in 2011.

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

The exploration activities listed above will be completed by a Geophysical Prospecting Team of Xinjiang Nonferrous Geophysical Prospecting Bureau with a total budget of approximately $0.88 million.

Acquiring More Mineral Resources

To increase our reserve base and insure supply to our processing facilities, we plan to acquire domestic and foreign large-scale mines when the right opportunity arises. We also expect to acquire additional nonferrous metal mines and fluorite mines domestically that have good extracting and operating conditions and possess all necessary governmental licenses.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2010 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009

Selected information from the Consolidated Statements of Operations

	For the three months ended September 30,
	2010	2009
	(in thousands)	(in thousands)
Net revenue	$3,619	$1,715
Gross profit	$1,741	$246
- Gross profit margin	48%	14%
General and administrative expenses	$1,131	$982
Interest expenses	$193	$936
Net income (loss)	$515	$(2,146)

REVENUES. Net revenues for the three months ended September 30, 2010 were approximately $3,619,000, representing an approximately $1,904,000 or 111% increase as compared to the same period of 2009. The improved performance was mainly due to the increased revenues from the non-ferrous metal segments as described below.

 GROSS PROFIT AND GROSS PROFIT MARGIN. For the three months ended September 30, 2010, gross profit was approximately $1,741,000, which increased by approximately 608% from $246,000 in gross profit for the same period of 2009. The gross profit from our fluorite segment was approximately $209,000 and $177,000 for the three months ended September 30, 2010 and 2009, respectively. The gross profit from our non-ferrous metal segment was approximately $1,532,000 and $69,000 for the three months ended September 30, 2010 and 2009, respectively. Gross profit margin was approximately 48% for the three months ended September 30, 2010, which was increased significantly as compared to gross profit margin of 14% for the same period of 2009.

GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended September 30, 2010, general and administrative expenses increased by approximately $149,000 to $1,131,000 in 2010 as compared to $982,000 in 2009.  The increase in general and administrative expenses was primarily due to an increase in the depreciation and amortization of mining assets of Xingzhen Mining in the three months ended September 30, 2010.

INTEREST EXPENSE.  Interest expense decreased by approximately $743,000 as compared to the same period of 2009. The difference in interest expense is mainly due to the non-cash interest expense and costs associated with our convertible bonds, which were repurchased in December 2009.

NET INCOME (LOSS). Net income for the three months ended September 30, 2010 was approximately $515,000, which improved significantly as compared to net loss of approximately $2,146,000 for the same period of 2009.  Basic net income (loss) per share were $0.02 and ($0.08) for the three months ended September 30, 2010 and 2009, respectively.

SEGMENT PERFORMANCE ANALYSIS

	Segment revenue		Segment profit (loss)
	For the three months ended September 30,		For the three months ended September 30,
	2010	2009	2010	2009
	(In thousands)	(In thousands)	(In thousands)	(In thousands)
Fluorite	$757	$1,526	$(345)	$(330)

Nonferrous metals	$2,862	$189	$982	$(430)

Fluorite

For the third quarter of 2010, fluorite segment revenue decreased by 50% from approximately $1,526,000 for the three months ended September 30, 2009 to approximately $757,000 for the three months ended September 30, 2010. The decrease was primarily due to the decreases in sales volume for fluorite products. 5,992 and 8,335 tons of fluorite lumps and 1,192 and 6,512 tons of fluorite powder were sold for the three months ended September 30, 2010 and 2009, respectively.

Our fluorite segment loss was approximately $345,000 for the three months ended September 30, 2010, compared to a segment loss of $330,000 in the same period of 2009.

Nonferrous Metals

Nonferrous metals segment revenue for the three months ended September 30, 2010 amounted to approximately $2,862,000, representing an increase of approximately $2,673,000 or 1,414% as compared to the same period of 2009. The performance of the nonferrous metals segment improved because Xingzhen Mining has restarted in late May 2010 and operated normally in the third quarter of 2010. Xingzhen Mining processed 36,294 metric tons of ores, and sold 2,536 metric tons of zinc concentrate powder and 143 metric tons of copper concentrate powder in the third quarter of 2010. For the same period of 2009, Xingzhen Mining was in trial production and produced very few products because of technological difficulties.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2010 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2009

Selected information from the Consolidated Statements of Operations

	For the nine months ended September 30,
	2010	2009
	(in thousands)	(in thousands)
Net revenue	$6,722	$3,060
Gross profit	$2,267	$467
- Gross profit margin	34%	15%
General and administrative expenses	$3,043	$3,166
Interest expenses	$387	$2,893
Net loss	$(802)	$(6,191)

REVENUES. Net revenues for the nine months ended September 30, 2010 were approximately $6,722,000, representing an approximately $3,662,000 or 120% increase as compared to the same period of 2009. The improved performance was mainly due to the increased revenues from the fluorite and non-ferrous metal segments as described below.

 GROSS PROFIT AND GROSS PROFIT MARGIN. For the nine months ended September 30, 2010, gross profit was approximately $2,267,000 which increased by approximately 385% from $467,000 gross profit for the same period of 2009. The gross profit from our fluorite segment was approximately $464,000 and $370,000 for the nine months ended September 30, 2010 and 2009, respectively. The gross profit from our non-ferrous metal segment was approximately $1,803,000 and $97,000 for the nine months ended September 30, 2010 and 2009, respectively. Gross profit margin was approximately 34% for the nine months ended September 30, 2010, which increased significantly as compared to gross profit margin of 15% for the same period of 2009.

GENERAL AND ADMINISTRATIVE EXPENSES. For the nine months ended September 30, 2010, general and administrative expenses decreased by approximately $123,000 to $3,043,000, as compared to $3,166,000 in the same period of 2009. The decrease in general and administrative expenses was primarily due to the overall decrease in the depreciation of mining assets in the nine months ended September 30, 2010.

INTEREST EXPENSE.  Interest expense decreased by approximately $2,506,000 as compared to the same period of 2009. The difference in interest expense is mainly due to the non-cash interest expense and costs associated with our convertible bonds, which were repurchased in December 2009.

NET LOSS. Net loss for the nine months ended September 30, 2010 was approximately $802,000, a decrease of approximately $5,380,000 compared to net loss of $6,191,000 for the same period of 2009. Basic net losses per share were $0.02 and $0.25 for the nine months ended September 30, 2010 and 2009, respectively.

SEGMENT PERFORMANCE ANALYSIS

	Segment revenue		Segment profit (loss)
	For the Nine months ended September 30,		For the Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)	(In thousands)	(In thousands)	(In thousands)
Fluorite	$3,089	$2,783	$(1,219)	$(1,342)

Nonferrous metals	$3,633	$277	$386	$(1,200)

Fluorite

For the nine months ended September 30, 2010, fluorite segment revenue increased by 11% from $2,783,000 for the nine months ended September 30, 2009 to $3,089,000 for the nine months ended September 30, 2010. The increase was primarily due to the increases in sales volume for fluorite lumps. 20,356 and 17,629 tons of fluorite lumps were sold for the nine months ended September 30, 2010 and 2009, respectively.

Our fluorite segment loss was approximately $1,219,000 for the nine months ended September 30, 2010, compared to a segment loss of $1,342,000 in the same period of 2009.

Nonferrous Metals

Nonferrous metals segment revenue for the nine months ended September 30, 2010 amounted to $3,633,000, representing an increase of approximately $3,356,000 or 1,212% as compared to the same period of 2009. The performance of the nonferrous metals segment significantly improved because Xingzhen restarted in May 2010 and operated normally for the nine months ended September 30, 2010. Xingzhen Mining processed 47,547 tons of ores, and sold 2,536 metric tons of zinc concentrate powder and 144 metric tons of copper concentrate powder for the nine months ended September 30, 2010. While for the same period of 2009, Xingzhen Mining was in trial production and produced very few products because of the technological difficulties.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1.50 million as of September 30, 2010, an increase of $1.17 million as compared to the balance at December 31, 2009 of $0.33 million.

Net cash used in operating activities for the nine months ended September 30, 2010 was $4.48 million, representing $3.95 million increase as compared to $0.53 million used for the same period in 2009. The cash used in operating activities for the nine months ended September 30, 2010 was mainly due to (i) the purchase of unprocessed ore of $3.44 million increased for restore production in 2010 and (ii) the repayment amount to $0.72 million for the bank drafts expired as described in Note 8 to our financial statements.

Net cash used in investing activities for the nine months ended September 30, 2010 was $1.35 million, as compared to $0.75 million used for the same period of 2009. The cash was mainly used in the purchasing of property, machinery and mining assets for the nine months ended September 30, 2010 and 2009, respectively.

Net cash provided by financing activities for the nine months ended September 30, 2010 was $7.10 million, as compared to $1.23 million provided for the same period of 2009, which was mainly due to the loans from China Citic Bank and Ms. Yanling Ding as described in the Note 10 to our financial statements.

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

Item 1A. Risk Factors
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

CHINA SHEN ZHOU MINING & RESOURCES, INC.

Date: November 12, 2010	By:	/s/ Xiaojing Yu
Xiaojing Yu, Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2010	By:	/s/ Steven Wang
Steven Wang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)