Form 10-K
period 2010-12-31
CHINA SHEN ZHOU MINING & RESOURCES, INC.
filed 2011-03-29
CIK 790024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 001-33929

CHINA SHEN ZHOU MINING & RESOURCES, INC.
(Name of Small Business Issuer Specified in its Charter)

Nevada	87-0430816
(State of incorporation)	(IRS Employer Identification Number)

No. 166 Fushi Road, Zeyang Tower
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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes ☐ No ☐

The number of shares outstanding of our common stock as of June 30, 2010, was 27,974,514 shares. The aggregate market value of the common stock held by non-affiliates (5,114,214 shares), based on the closing market price ($0.85 per share) of the common stock as of June 30, 2010 was $4,347,081.9.

As of March 28, 2011 the number of shares of the registrant’s classes of common stock outstanding was 30,811,397.

Except as otherwise indicated by the context, references in this Form 10-K to:

•
“China Shen Zhou Mining & Resources, Inc.,” the “Company,” “CSZM,” “SHZ,” “we,” “us” or “our” are references to the combined business of China Shen Zhou Mining & Resources, Inc. and its direct and indirect subsidiaries.

•	“U.S. Dollar,” “$” and “US$” means the legal currency of the United States of America.
•	“RMB” means Renminbi, the legal currency of China.
•	“China” or the “PRC” are references to the People’s Republic of China.
•	“U.S.” is a reference to the United States of America.
•	“SEC” is a reference to the Securities & Exchange Commission of the United States of America.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

None	Not applicable

TABLE OF CONTENTS

PART I
ITEM 1. BUSINESS	3
Corporate History	3
Our Industry	4
Current Business Operations	5
Description of Products	5
Exploration Activities	6
Sales and Marketing	6
Our Major Customers	6
Competition	7
Business Strategies	8
Resumption of Production Capacity to Meet Demand	8
Acquire More Mineral Resources	8
Competitive Advantages
Government Regulation	8
Employees	9
ITEM 1A. RISK FACTORS	10
ITEM 1B. UNRESOLVED STAFF COMMENTS
ITEM 2. PROPERTIES	21
General	21
Sumochaganaobao Fluorite Mine (Xiangzhen Mining)	22
Mining Site No. 2 of Qingxing Copper Mine, in production Stage (Qingshan Metal)	27
Keyinbulake Cu-Zn Property in development stage (Xingzhen Mining)	29
Inner Mongolia Wulatehouqi Qianzhen Ore Processing Co., Ltd (Qianzhen Mining)	31
Kichi Chaarat Closed Company (Kuru-Tegerek Mine)	31
ITEM 3. LEGAL PROCEEDINGS	31
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	33
Equity Compensation Plan Information
ITEM 6. SELECTED FINANCIAL DATA	33
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	33
Business	34
Business Strategy	36
Results of Operation Business	37
ITEM 8. FINANCIAL STATEMENTS	41
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	41
ITEM 9A. CONTROLS AND PROCEDURES	41
ITEM 9B. OTHER INFORMATION	42
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	43
Involvement in Certain Legal Proceedings	44
Compliance with Section 16(a) of the Securities Exchange Act of 1934	45
Code of Ethics	45
Director Nominees Recommended by Stockholders	45
Board Composition; Audit Committee and Financial Expert	45
ITEM 11. EXECUTIVE COMPENSATION	46
Outstanding Equity Awards at Fiscal Year-End	46
Director Compensation	47
Retirement, Post-Termination and Change in Control	47
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	47
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	48
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	48
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	49

PART I

ITEM 1.	BUSINESS

Corporate History

Unless otherwise indicated, or unless the context otherwise requires, all references in this Annual Report to the terms “Company,” “CSZM,” “we,” “our,” or “us” mean China Shen Zhou Mining & Resources, Inc., a Nevada corporation.

We are the result of a share exchange/reverse takeover among Earth Products & Technologies, Inc., a Nevada corporation (“EPTI”), American Federal Mining Group, Inc., an Illinois company (hereinafter “AFMG”), and the shareholders of AFMG. The effective date of the transaction was September 15, 2006. Pursuant to the transaction, EPTI issued a total of 20,000,000 shares of common voting stock to AFMG Shareholders, in exchange for 100% of AFMG’s common stock. The common stock was issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. This transaction was accounted for as a reverse takeover (recapitalization) with AFMG deemed the acquirer for accounting purposes and EPTI the legal acquirer.

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

In December 2007, the Company disposed of one of its subsidiaries, Tianzhen Mining, an exploration stage company located in Wuqia County, Xinjiang Uygur Autonomous Region.

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

Our executive offices are located at, Suite 1211, Zeyang Tower, No. 166 Fushi Road, Shijingshan District, Beijing, China 100043. Our telephone number is 86-010-88906927.

Our Industry

Our primary business activity is mining, processing and distributing fluorite ore and processed fluorite powder, copper, zinc, lead, and other mineral concentrates. In the past three decades, China has experienced vast modernization and its economy has witnessed significant growth and as a result there has been rapid development of its manufacturing capacity. Moreover, due to its investment environment and cheap labor, China has attracted many manufacturers from developed countries.

Fluorite is mainly used by the steel industry as a melting agent and by the fluorite chemical industry to manufacture hydrofluoric acid, a widely used raw material for the chemical industry. Though it is an extremely scarce and non-renewable resource, fluorite has much wider applications. Therefore, in January of 2010, China’s State Council issued the notification SCS [2010] No. 1 “On Adoption of Comprehensive Measures on Exploration and Production Control of the Refractory Clay and Fluorite”. The notification was issued not only to restrict the excessive exploitation of fluorite mineral resources through the integration of small fluorite mines, and shutting down parts of small-scale processing plants and mines with poor resources, but also to ensure the rational use of resources. In addition, for a certain period of time no application for the survey and mining of any new fluorite mines is permitted. This policy will play a role in the control of fluorite supply, and will stimulate domestic fluorspar prices. The Company serves as the Vice Executive President of the China fluorite Industry Association.

According to the statistics of China’s Fluorite Industry Association, China produced approximately 2.44 million metric tons fluorite powder and approximately 1.51 million metric tons fluorite lumps in 2010. In 2010, about 87.71% of the fluorite powder annual output was consumed within China and 12.29% was exported. In recent years, large exports of fluorite and hydrofluoric acid have depleted fluorite resources in China.

According to the publication of China’s Inorganic Fluoride Industry Association, in 2010, approximately 2.1 million metric tons of fluorite powder were consumed by the producers of hydrofluoric acid and aluminum fluoride. Also, approximately 1 million metric ton of  fluorite lumps were consumed by the producers of steel in China.

Current Business Operations

Our Business

Through our direct, wholly owned subsidiary, American Federal Mining Group, Inc. (hereinafter “AFMG”), and its subsidiaries – Wulatehouqi Qianzhen Ore Processing Co. Ltd. (“Qianzhen Mining”), Inner Mongolia Xiangzhen Mining Group Co., Ltd., (“Xiangzhen Mining”), Wulatehouqi Qingshan Nonferrous metal Development Co., Ltd. (“Qingshan Metal”), Xinjiang Buerjin County Xingzhen Mining Co., Ltd. (“Xingzhen Mining”) and Xinyi Fluorite Company, Ltd. (“Xinyi Fluorite”), we engage in the business of mining, processing and distributing fluorite ore and processed fluorite powder, copper, zinc, lead, and other mineral concentrates. On January 13, 2011, we, through Xingzhen Mining, entered into an agreement pursuant to which we acquired 55% of the equity of Xinyi Fluorite, which is located in Jingde County, Anhui Province.

We operate mines in the Inner Mongolia Autonomous Region and the Xinjiang Uygur Autonomous Region of the PRC, which are known for their rich reserves of high-grade minerals of fluorite, copper, lead and zinc. Regional human resources of general labor and specialized professional mining teams are available to us at a low cost. We believe that we have good relationships with the local governments since we provide employment opportunities to the local residents and tax revenues to the government. Also, after years of experience working and developing relationships in the mineral markets, we have formed strategic cooperative alliances with several large-scale domestic steel and chemical enterprises.

Our principal executive offices are located at Suite 1211, Zeyang Tower, No. 166 Fushi Road, Shijingshan District, Beijing, China 100043, and our telephone number at that location is 86-010-8890-6927.

The following table summarizes the business activities of AFMG’s subsidiaries:

Subsidiaries	Current Business Activities
Qianzhen Mining*	Engaged mainly in the processing of zinc-lead ore
Xiangzhen Mining	Engaged in the extraction and processing of fluorite ore
Xingzhen Mining	Engaged mainly in exploration and development of zinc-copper mine
Qingshan Metal*	Engaged mainly in the extraction of copper-zinc ore, some processing
Xinyi Fluorite**	Engaged in the processing of fluorite powder

*Qianzhen Mining and Qingshan Metal had no operations in 2010.
**Xinyi Fluorite was acquired on January 13, 2011.

Description of Products

Fluorite

We extract and process fluorite ore or fluorspar in northern Inner Mongolia. Xiangzhen Mining, a member of the China Fluorite Association, has the largest fluorite ore reserves in northern China. There are two final products from extraction and processing of fluorite: (i) high grade fluorite ore with a purity of above 75% CaF2 and (ii) fluorite powder with a purity of greater than 96% CaF2. The high grade fluorite ore, selected directly from the mined ores, is sold to steel making companies to be used as a melting agent in steel making. Fluorite powder, on the other hand, is a key upstream material for the manufacture of fluorine compounds by the fluorine chemical industry.

In 2010, we extracted approximately 131,000 metric tons of fluorite ore and sold 32,800 metric tons of fluorite lumps with total sales of approximately US$3.25 million, accounting for approximately 41% of the revenues of our fluorite business. We also produced 24,300 metric tons of fluorite powder and sold 29,000 metric tons of fluorite powder for approximately US$4.76 million, which accounted for approximately 59% of the revenues of our fluorite business.

On January 13, 2011, we, through Xingzhen Mining, entered into an agreement pursuant to which we acquired 55% of the equity of Xinyi Fluorite, which is located in Jingde County, Anhui Province, to further develop our fluorite resources for the production of value-added fluorine chemicals. Xinyi Fluorite’s primary assets include the mining permit to the Xinyi Qingzheng Fluorite Mine No. 1, the mining permit for the Guangrong Fluorite Mine, and the mining rights and assets of the Sanxi Old Town flotation plant.

We believe that the new national policy of tighter restrictions for new entrants into the fluorite production industry will have a positive effect on the results of operations of Xiangzhen Mining and Xinyi Fluorite. We also expect that the trend in the industry of acquisition of smaller enterprises by larger enterprises will continue into the near future.

Nonferrous

We extract and process zinc, copper and lead ores in the central part of Inner Mongolia and the northeastern part of the Xinjiang Uygur Autonomous Region. Our final products are zinc concentrate, copper concentrate and lead concentrate, which are sold to metallurgical companies which in turn refine them into zinc, copper and lead ingots.

In 2010, Xingzhen produced zinc concentrates and copper concentrates equivalent to 3,129 metric tons of zinc metal and 155 metric tons of copper metal, and sold zinc concentrates and copper concentrates equivalent to 2,538 metric tons of zinc metal and 115 metric tons of copper metal accounting for approximately 79% and 21%, respectively, of the total revenues of our nonferrous business of approximately $3.60 million.

No production was planned at Qianzhen Mining in 2010 due to the low grade of the ore supplied by Qingshan Metal and the low market price of copper and sulfur. We did not produce any products at Qianzhen Mining and Qingshan Metal in 2010.

Exploration Activities

Keyinbulake Copper-Zinc Mine

In the first half of 2010, Xingzhen focused on conducting geophysical research and an electric logging project, making drilling plans, carrying out construction in strict accordance with results given by our prospecting team, and conducting necessary geophysical investigations in the mining area.

In 2010, Xingzhen mining drilled 12 holes, 3,356 meters, and trenched 3,060 cubic meters, and completed 771 IP sounding points. Among the middle, northern and southern areas, we found two new mineralized bodies through drilling verification. We are now drilling and exploring these mines.

The exploration conducted in 2010 already guaranteed our continued production. Based on these results, we will accelerate our work and try to submit a thorough examination report (for internal use only) of the mining areas. Our work in 2011 will include:

•	Conducting a comprehensive geological survey and revising integrated maps of the mining areas on a 1:2,000 scale and producing a geophysical exploration model;

•	Conducting supplementary TEM and high-accuracy magnetic surveys in important areas of abnormality, and conducting 10⁻⁴high-accuracy magnetic surveys around those areas; and

•	Based on the above work, a drilling construction plan will be determined and a new drilling plan of 3,000 meters will be arranged.

Sales and Marketing

We do not employ any marketing staff. We have maintained long-term and good relationships with our customers, who send their orders directly to us. Our in-house sales staff fills these orders based on our actual production capacity and the products are delivered to our customers via railway or truck. We expect these relationships with our customers to continue.

Major Suppliers

We have various suppliers as a mining processor. We extract and process zinc, copper and fluorite ores from our mines and purchase fuel as well as small amounts of raw materials.

Our Major Customers

In 2010, our revenues from our fluorite business and nonferrous metals business were $8.01 million and $3.60 million, respectively.

The following table shows our major customers (10% or more) for our nonferrous business for the year ended 2010:

Number	Customer	Revenue* (In thousands)	Percentage (%)
1	RuiPeng Mining Ltd	$3,600	100%
TOTAL		$3,600	100%

*	The total revenue from our nonferrous segment is $3.60 million

The following table shows our major customers (10% or more) for our fluorite business for the year ended 2010:

Number	Customer	Revenue* (In thousands)	Percentage (%)
1	Handan Hongzhi Ltd	$907	11%
2	Ningxia Jinhe Ltd	3,926	49%
TOTAL		$4,833	60%

*	Total revenue from our fluorite segment is $8.01 million.

Competition

Rapid industrialization and development in China have been the main drivers for China’s increase in nonferrous metal and fluorite consumption. In the current markets for nonferrous metals and fluorite, demand, in general, exceeds supply. In the near term, we do not foresee difficulty in selling our products and therefore do not expect to devote significant financial resources to sales and promotion.

Our competitors are mainly similar companies in China.

Our main competitors in the fluorite business are:

●	Zhejiang Wuyi Shenlong Mining Co., Ltd., which produced 50,000 metric tons of fluorite lumps and 50,000 metric tons of fluorite powder in 2010;

●	Inner Mongolia Linxi County Jingyuan Mining Co., Ltd., which produced 10,000 metric tons of fluorite lumps and 18,000 metric tons of fluorite powder in 2010;

●	Gansu Gaotai Hongyuan Mining Co., Ltd., which produced 65,000 metric tons of fluorite ore in 2010; and

●	Jinghua Huaying Mining Co., Ltd., which produced 20,000 metric tons of fluorite lumps and 28,000 metric tons of fluorite powder in 2010.

Our competitors in the zinc, lead and copper concentrates industries are local mining companies such as Inner Mongolia Wulatehouqi Huogeqi Copper Mine (“Huogeqi Mining”), Wancheng Trading Co., Ltd.(“Wancheng Trading”) and Dongshengmiao Mining Industry Co, Ltd. (“Dongshengmiao Mining”). Our production volumes of zinc, lead and copper concentrates are relatively small compared to the production volumes of these local mining companies. However, as the demand for nonferrous metal concentrate exceeds the supply, we believe that we should have no difficulty in selling our products.

Competitor	Capacity
Huogeqi Mining	1,700,000 metric tons of extracting and ore processing capacity
Dongshengmiao Mining	820,000 metric tons of extracting and ore processing capacity
Wancheng Trading	760,000 metric tons of extracting and ore processing capacity

Our Competitive Strengths

We believe that our following competitive strengths enable us to compete and to capitalize on the growth opportunities in our industry:

●
All of our current businesses are conducted through our China-based subsidiaries. We operate mines in the Inner Mongolia Autonomous Region and the Xinjiang Uygur Autonomous Region, which are known for their rich mineral deposits of fluorite, copper, lead and zinc.

●	We own one of the best fluorite mines in China, which produces high purity fluorite ore, and possesses good extracting conditions as well as the largest processing plant in northern China.

●	We have an experienced management team. Most of our executive officers have more than 20 years of experience in the mining industry.

●	We maintain good relationships with local government agencies. Also, regional labor and specialized professional mining teams are available to us at a low cost.

●	Many of our subsidiaries are located in the western part of China and therefore benefit from many preferential tax and regulatory policies.

Business Strategies

We plan to implement the following strategies:

●	Resumption of Production to Meet Demand

■	Fluorite

We began normal production on March 23, 2010 and processed 64,800 metric tons of fluorite ore and produced 24,300 metric tons of fluorite powder in 2010. In addition, we sold 32,800 metric tons of fluorite lumps and 29,000 metric tons of fluorite powder in 2010.  On January 13, 2011, we, through Xingzhen Mining, entered into an agreement pursuant to which we acquired 55% of the equity of Xinyi Fluorite, which is located in Jingde County, Anhui Province, to further develop our fluorite resources for the production of value-added fluorine chemicals.  Xinyi Fluorite’s primary assets include the mining permit to the Xinyi Qingzheng Fluorite Mine No. 1, the mining permit for the Guangrong Fluorite Mine, and the mining rights to and the assets of the Sanxi Old Town flotation plant.

■	Zinc and Copper

In 2010, Xingzhen produced and sold zinc concentrates and copper concentrates equivalent to 3,129 metal tons of zinc metal and 155 metal tons of copper metal accounting for approximately 77% and 23%, respectively, of the total revenues of our nonferrous business of approximately $3.60 million. In 2010, we continued excavating and mining operations at Xingzhen. We began processing in May 2010 and we produced extracted ore of 82,500 metric tons, and processed ores of 77,200 metal tons thereby producing the equivalent to 3,129 metal tons of zinc and 155 metal tons of copper. Due to demand, we have sold 2,537 metal tons of zinc and 115 metal tons of copper..

●	Acquire Additional Mineral Resources

■
To increase our reserve base and ensure supply to our processing facilities, we plan to acquire domestic and foreign large-scale mines when the right opportunities arise. We also expect to acquire additional nonferrous metal mines and fluorite mines domestically that have high-quality extracting and operating conditions and possess all necessary governmental licenses.

■
In January 2011 we, through our subsidiary Xingzhen Mining entered into an equity transfer agreement to acquire 55% of the equity interests of Xinyi Fluorite Company Ltd. (“Xinyi”), a company based in Jingde County, Anhui Province, China. Xinyi’s primary business and assets relate to the mining of fluorite.

This acquisition was made to further develop our fluorite resources for the production of value-added fluorine chemicals - one of our core businesses. As such, Xinyi’s three primary assets are interests in fluorite mines in Anhui Province as follows: 1) the mining permit to the Xinyi Qingzheng Fluorite Mine No.1, 2) the mining permit for the Guangrong Fluorite Mine, and 3) the mining rights and assets of the Sanxi Old Town flotation plant.

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

The mining industry, including certain exploration and mining activities, is highly regulated in the PRC. Regulations issued or implemented by the State Council, the Ministry of Land and Resources, and other relevant government authorities cover many aspects of exploration and mining of natural resources, including: entry into the mining industry, the scope of permissible business activities, interconnection and transmission line arrangements, tariff policies and foreign investment.

The principal regulations governing the mining business in the PRC include:

●	China Mineral Resources Law, which requires a mining business to have exploration and mining licenses from provincial or local land and resources agencies.

●	China Mine Safety Law, which requires a mining business to have a safe production license and provides for random safety inspections of mining facilities.

●	China Environmental Law, which requires a mining project to obtain an environmental feasibility study of each project.

●
Foreign Exchange Controls. The principal regulations governing foreign exchange in the PRC are the Foreign Exchange Control Regulations (1996) and the Administration of Settlement, Sale and Payment of Foreign Exchange Regulations (1996) (“the Foreign Exchange Regulations”). Under the Foreign Exchange Regulations, RMB is freely convertible into a foreign currency for current account items, including the distribution of dividends. Conversion of RMB for capital account items, such as direct investment, loans and security investments, however, is still subject to the approval of the State Administration of Foreign Exchange (“SAFE”). Under the Foreign Exchange Regulations, foreign-invested enterprises are required to open and maintain separate foreign exchange accounts for capital account items. In addition, foreign-invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business, and only after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from SAFE.

The Guidance to Businesses by Foreign Investments revised in 2007 by the Chinese government no longer allows foreign investments in the fields of exploration and development of fluorite mines in China. The policy is intended to protect Chinese businesses.

Our operating subsidiaries in China have received authorization from the land and resources departments of the applicable local governments. Also, pursuant to Chinese regulations that require a mining enterprise procure an exploration or a mining license from the land and resource department of local governments before it can carry out exploration or mining activities, we have secured the necessary exploration or mining licenses from local governments. These licenses require that we follow proper procedures in our exploring or mining activities and in selling our products to customers. Most of our mining companies possess exploration or mining licenses while some are applying for mining licenses in addition to exploration licenses.

Chinese regulations also require that a mining company must have a safety certification from the PRC Administration of Work Safety before it can engage in mining and extracting activities. All of our operating subsidiaries have obtained safety certifications from the Administration of Work Safety of the applicable local governments. In addition, all of our operating subsidiaries have passed government safety inspections.

We also have been granted an environmental certification from the PRC Bureau of Environmental Protection.

Employees

As of December 31, 2010, we employed 294 full-time employees, of whom approximately 6.80% are with our Beijing Representative Office, 2.04% are with Qianzhen Mining, 56.12% are with Xiangzhen Mining, 1.70% are with Qingshan Metal (copper and zinc ore mining) and 33.34% are with Xingzhen Mining (holding exploration rights for copper ore and zinc ore). Approximately 10% of our employees are management personnel and 6.1% are sales and procurement staff. In terms of education level, approximately 16% of our employees have a college degree or higher.

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

As required by applicable Chinese law, we have entered into employment contracts with all of our employees. We have also entered into a confidentiality agreement with each of our employees under which such employees are prohibited from disclosing confidential information of the Company or using it for other purposes than the benefit of the Company. Directors, officers, mid-level managers and some key employees in sales and R&D are required to sign a non-competition agreement which prohibits them from competing with the Company while they are employees of the Company and within two years after their employment with the Company is terminated.

Our employees in China participate in a state pension fund organized by Chinese municipal and provincial governments. We are required to contribute to the fund at the rate of 20% of an employee’s average monthly salary. In addition, we are required by Chinese law to cover employees in China with other types of social insurance. Our total contribution may amount to 30% of an employee’s average monthly salary. Expenses related to social insurance were approximately $85,176 for fiscal year 2010.

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

Risks Related to Our Business

Disruptions in the capital and credit markets, which may continue indefinitely or intensify, could adversely affect our results of operations, cash flows and financial condition, or those of our customers and suppliers.

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

Qianzhen Mining, one of our subsidiaries, has a 200,000 metric tons/year processing capacity for zinc-lead ore. However, it does not process any ore due to lack of ore supplied from the third parties. Its contracts with third party ore suppliers expired in June 2008. It currently does not have a third party supplier and may require third party suppliers in the future. Although we plan to increase the quantity of nonferrous metal ore at Qingshan Metal to replace third party suppliers, we may not be able to produce a sufficient quantity or quality to ensure the supply of ore for Qianzhen Mining. As a result, our revenues may be reduced and our business could suffer.

Inclement weather may affect our fluorite business.

Our fluorite business is conducted through Xiangzhen Mining which is located in an outlying area on the border between China’s Inner Mongolia Autonomous Region and Mongolia. The weather conditions there are very harsh, especially in winter. If there are strong snow storms or other inclement weather conditions, our fluorite mining operations may have to be suspended for an indefinite period of time and we may not be able to ship our fluorite products to our customers in a timely manner. As a result, our revenues may be adversely affected.

Our administrative costs could affect our ability to be profitable.

Our exploration and mining operations are scattered across several geographical locations in China and we plan to make acquisition of mines in the future. Our administrative costs may increase as a result and our profitability may be adversely affected.

Our ability to operate our company effectively could be impaired if we lose key personnel.

We depend on the services of key executives and a small number of personnel focused on the development of our mining projects. Additionally, the number of persons skilled in the development and operation of mining properties is limited and significant competition exists for these individuals. We cannot assure you that we will be able to employ key personnel or that we will be able to attract and retain qualified personnel in the future. We do not maintain “key person” life insurance to cover our executive officers. Due to the relatively small size of our company, our failure to retain or attract key personnel may delay or otherwise adversely affect the development of our projects, which could adversely affect our business.

We may not be able to attract and retain the additional personnel we will need to develop any of our projects.

We are a small company with a limited operating history and relatively few employees. The development of any of our proposed projects will place substantial demands upon us. We will be required to recruit additional personnel and to train, motivate and manage these new employees. There can be no assurance that we will be successful in attracting and retaining such personnel.

We may not be able to obtain or renew licenses, rights and permits required to develop or operate our mines, which would adversely affect our business.

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. In addition to requiring permits for the development of our mines, we will need to obtain various mining permits during the life of each project. Obtaining and renewing the necessary governmental permits is a complex and time-consuming process. Obtaining or renewing the necessary permits may increase costs and cause delays depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority. There can be no assurance that all necessary permits will be obtained and, if obtained, will be renewed, or that in each case the costs involved will not exceed our estimates. It is possible that the costs and delays associated with compliance with such standards and regulations could become such that we would not proceed with the development or operation of a mine or mines.

Any material inaccuracies in our production estimates could adversely affect our results of operations.

In preparing estimates of future production, we cannot assure you that we will ever achieve our production estimates or any production at all. Our production estimates depend on, among other things:

●	the accuracy of our mineralization and reserves estimates;

●	the accuracy of assumptions regarding ore grades and recovery rates;

●	ground conditions and physical characteristics of the mineralization, such as hardness and the presence or absence of particular metallurgical characteristics;

●	the accuracy of estimated rates and costs of mining and processing; and

●	our ability to obtain and keep effective all permits for our mines and facilities.

Our actual production may vary from our estimates if any of our assumptions prove to be incorrect, which may adversely affect our business.

We may seek to make acquisitions that prove unsuccessful or strain or divert our resources.

We may seek to expand our business through the acquisition of related businesses and assets. We may not be able to complete any acquisition on favorable terms or at all. Acquisitions present risks that could materially and adversely affect our business and financial performance, including:

●	the diversion of our management’s attention from our everyday business activities;

●	the contingent and latent risks associated with the past operations of, and other unanticipated problems arising in, the acquired business; and

●	the need to expand management, administration, and operational systems.

If we make such acquisitions we cannot predict whether:

●	we will be able to successfully integrate the operations and personnel of any new businesses into our business;

●	we will realize any anticipated benefits of completed acquisitions; or

●	there will be substantial unanticipated costs associated with acquisitions, including potential costs associated with environmental liabilities undiscovered at the time of acquisition.

In addition, future acquisitions by us may result in:

●	potentially dilutive issuances of our equity securities;

●	the incurrence of additional debt;

●	restructuring charges; and

●	the recognition of significant charges for depreciation and amortization related to intangible assets.

Expansion of our business may put added pressure on our management and operational infrastructure, impeding our ability to meet any increased demand for our products and adversely affect our operating results.

Our business plan is to significantly grow our operations to meet anticipated growth in demand for our products. Our planned growth includes the expansion of our exploration and mining activities over the next few years. Although most of our management personnel have extensive experience in the mining industry, their training is in mining operations rather than contemporary management principles. They may not be able to cope with the challenges presented by being a U.S. public company and the competitive business environment created by globalization. In addition, growth in our business may place a significant strain on our personnel, management, financial systems and other resources. The evolution of our business also presents numerous risks and challenges, including:

●	the continued demand for our products from the iron and steel and fluorite chemical industries;

●	our ability to successfully and rapidly expand our operations in response to potentially increasing demand;

●	the costs associated with such growth, which are difficult to quantify, but could be significant;

●	rapid technological change; and

●	the highly cyclical nature of the mining industry.

If we are successful in obtaining rapid market growth of our products, we will be required to deliver large volumes of quality products to customers on a timely basis and at a reasonable cost to those customers. Meeting any such increased demand will require us to expand our manufacturing facilities, to increase our ability to purchase raw materials, to increase the size of our work force, to expand our quality control capabilities and to increase the scale upon which we provide our products. Such demands would require more capital (including working capital) than we currently have and, as a result, we may be unable to meet the needs of our customers.

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

Risks Related to Our Industry

Fluctuations in the market price of fluorite and nonferrous metals could adversely affect our business and results of operations.

The profitability of our operations will be directly related to the market price of the metals we mine and refine. The market prices of fluorite and nonferrous metals fluctuate widely and are affected by numerous factors beyond our control. These factors also include fluctuations with respect to the rate of inflation, the exchange rates of the Renminbi and other currencies, interest rates, global or regional political and economic conditions, banking industry fluctuations, global and regional demand, production costs in major metal producing areas and other factors. Any decrease in the prices of the metals important to our operations would adversely impact our revenues, profits and cash flows. In particular, a sustained drop in prices could:

●	cause suspension of our development and, ultimately, our mining operations, if such operations become economically infeasible at the then-prevailing prices, thus further reducing revenues;

●	prevent us from fulfilling our obligations under our agreements or under our permits and licenses, which could cause us to lose our interests in, or be forced to sell, our properties; and

●	reduce available financing to us.

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

Mining is inherently dangerous and subject to conditions or events beyond our control, and any operating hazards could have a material adverse effect on our business.

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

There is no guarantee that legal title to the properties in which we have an interest will not be challenged, which could result in the loss of our rights in those properties.

The ownership and validity, or title, of mining claims are often uncertain and may be contested in China. A successful claim contesting our title or interest to a property could cause us to lose our rights to mine that property. In addition, the success of such a claimant could result in our not being compensated for our prior expenditures relating to the property.

The mining industry is intensely competitive, and we may have difficulty effectively competing with other mining companies in the future.

Mines have limited lives and, as a result, we must continually seek to replace and expand our reserves through the acquisition of new properties. Significant competition exists for the acquisition of properties producing or capable of producing fluorite and nonferrous metals. We may be at a competitive disadvantage in acquiring additional mining properties because we must compete with other individuals and companies, many of which may have greater financial resources and larger technical staffs than us. As a result of this competition, we may be unable to acquire attractive mining properties on acceptable terms.

Shortages of critical parts, equipment and skilled labor may adversely affect our development projects.

The industry has been impacted by increased worldwide demand for critical resources such as input commodities, drilling equipment, tires and skilled labor. These shortages have caused and may continue to cause unanticipated cost increases and delays in delivery times, potentially impacting operating costs, capital expenditures and production schedules, which would adversely affect our business.

Costs estimates and timing of new projects are uncertain.

The capital expenditures and time required to develop new mines or other projects are considerable and changes in costs or construction schedules can affect project economics. There are a number of factors that can affect costs and construction schedules, including, among others:

●	availability of labor, power, transportation, commodities and infrastructure;

●	increases in input commodity prices and labor costs;

●	fluctuations in exchange rates;

●	availability of financing;

●	difficulty of estimating construction costs over a period of years; and

●	delays in obtaining environmental or other government permits.

Uncertainties or incorrect assumptions may cause unanticipated cost increases and delays in development, potentially impacting operating costs, capital expenditures and production schedules, which would adversely affect our business.

Risks Related to Doing Business in China

Our business may be adversely affected by incidents of political unrest such as those in the Xinjiang Uygur Autonomous Region.

On July 5, 2009 in Urumqi, the capital of the Xinjiang Uygur Autonomous region, political unrest and violence erupted due to ethnic conflicts between the minority Uygur and the Han Chinese. One of our mines, Xingzhen Mining, is located in the Aletai Zone, Xinjiang Uygur Autonomous Region. During this unrest, transportation in Xinjiang was affected. Our purchased raw materials could not be timely moved into our mining site and our products could not be moved out of the site for sale.  Our operations and business may be adversely affected should such similar unrest occur in the regions in which we operate.

Our business will be affected by PRC government regulation and the PRC’s overall economic environment.

Although we export products to other countries, most of our sales are in the PRC. It is anticipated that our products in China will continue to represent a significant portion of our sales in the near future. As a result of our reliance on the Chinese markets, our operating results and financial performance could be affected by any adverse changes in economic, political and social conditions in China.

There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on us, that regulators or third parties will not raise material issues with regard to compliance or non-compliance with applicable laws or regulations, or that any changes in applicable laws or regulations will not have a material adverse effect on our business.

The economy of the PRC is transitioning from a planned economy to a market oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reforms, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in the PRC are still owned by the Chinese government. For example, all land is state owned and are leased to business entities or individuals through governmental granting of state-owned land use rights or mining and exploration rights.  The granting process is typically based on government policies at the time of granting and can be lengthy and complex. This process may adversely affect our future business expansion. The Chinese government also exercises significant control over the PRC’s economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise with the changing of governmental policies and measures. At present, our mining and exploration activities are subject to approvals from the relevant government authorities in China. Such governmental approval processes are typically lengthy and complex, and involve uncertainties.

Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property, work safety, labor protection, and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy, or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we hold in Chinese properties.

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

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some changes that could have this effect are:

●	level of government involvement in the economy;

●	control of foreign exchange;

●	methods of allocating resources;

●	balance of payments position;

●	international trade restrictions; and

●	international conflict.

The Chinese economy differs from the economics of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. The economic reforms in China have been conducted under a tight control of the Chinese government. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

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

A slowdown or other adverse developments in the economy of the PRC may materially and adversely affect our customers, demand for our products and our business.

Although the economy of the PRC has grown significantly in recent years, we cannot assure you that such growth will continue. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC could materially reduce the demand for our products and materially and adversely affect our business.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. However, in 2009, the inflation rate in China experienced a decline. Expansion and inflation have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Higher inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the end market for our products. In addition, due to the tightening of credit, we may have difficulties in securing funding from financial institutions in China, which could adversely affect our operations.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

Our revenues will be settled in Renminbi, and any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. Dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents at those banks in China authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that we will be able to obtain such necessary governmental approval in China or that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi.

We may not be able to distribute our assets upon liquidation.

Our assets are predominately located in China. Under the laws governing foreign investment enterprises in China, dividend distribution and liquidation are allowed but subject to certain procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency’s approval and supervision as well the foreign exchange control. This may generate additional risk for our investors in case of liquidation.

PRC regulations relating to the establishment of offshore special purpose companies by PRC domestic residents and registration requirements for employee stock ownership plans or share option plans may subject our PRC resident beneficial owners or the plan participants to personal liability, limit our ability to inject capital into our PRC subsidiaries, limit our subsidiaries’ ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us.

SAFE issued a circular in October 2005 requiring PRC domestic residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies, referred to in the circular as an “offshore special purpose company.” PRC domestic residents who are stockholders of offshore special purpose companies and have completed round trip investments but did not make foreign exchange registrations for overseas investments before November 1, 2005 were retroactively required to register with the local SAFE branch before March 31, 2006. PRC resident stockholders are also required to amend their registrations with the local SAFE branch in certain circumstances. We cannot provide any assurances that all of our stockholders who are PRC residents have made all required amendments and will make or obtain any applicable registrations or approvals required by these SAFE regulations. The failure or inability of our PRC resident stockholders to comply with the registration procedures set forth therein may subject us to fines and legal sanctions, restrict our cross-border investment activities, or limit our PRC subsidiaries’ ability to distribute dividends or limit our PRC subsidiaries’ ability to obtain foreign-exchange-dominated loans.

As it is uncertain how the SAFE regulations will be interpreted or implemented, we cannot predict how these regulations will affect our business operations or future strategy. For example, we may be subject to more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign currency-denominated borrowings, which may adversely affect our results of operations and financial condition.  In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the SAFE regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

In December 2006, the People’s Bank of China promulgated the Implementation Rules of the Administrative Measures for Individual Foreign Exchange, or the Individual Foreign Exchange Rules, setting forth the respective requirements for foreign exchange transactions by PRC individuals under either the current account or the capital account. In January 2007, SAFE issued implementing rules for the Individual Foreign Exchange Rules, which, among other things, specified approval requirements for certain capital account transactions such as a PRC individuals participation in the employee stock ownership plans or stock option plans of an overseas publicly-listed company. On March 28, 2007, SAFE promulgated the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rule. Under the Stock Option Rule, PRC individuals who are granted stock options by an overseas publicly-listed company are required, through a qualified PRC agent or a PRC subsidiary of such overseas publicly-listed company, to register with SAFE and complete certain other procedures. We and our PRC employees who might be granted stock options are subject to the Stock Option Rule. If we or our PRC optionees fail to comply with these regulations, we or our PRC optionees may be subject to fines and legal sanctions.

We must comply with the Foreign Corrupt Practices Act and Chinese anti-corruption laws.

We are required to comply with the United States Foreign Corrupt Practices Act, or FCPA, which prohibits U.S. companies from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. The PRC also strictly prohibits bribery of government officials. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time to time in China. If our competitors engage in these practices, they may receive preferential treatment from companies and gain an advantage in securing business, or from government officials who might give them priority in obtaining new licenses, thus putting us at a disadvantage. Our employees, agents, representatives and consultants may not always be subject to our control. If any of them violates the FCPA or other anti-corruption laws, we might be held responsible, and we could be subject to severe penalties as a result. In addition, the U.S. government may seek to hold us liable for successor liability for FCPA violations committed by companies in which we invest or which we acquire.

Our PRC subsidiaries are obligated to withhold and pay PRC individual income tax in respect of the salaries and certain other income received by their employees who are subject to PRC individual income tax. If our PRC subsidiaries fail to withhold or pay such individual income tax in accordance with applicable PRC regulations, they may be subject to certain sanctions and other penalties, which could have a material adverse impact on its business.

Under PRC individual income tax law, our PRC subsidiaries are obligated to withhold and pay individual income tax in respect of the salaries and certain other income received by their employees who are subject to PRC individual income tax. Our PRC subsidiaries may be subject to certain sanctions and other liabilities under the PRC tax rules and regulations in the case of failure to withhold and pay individual income taxes for their employees in accordance with the applicable law and regulations. Although we have not received any notice or penalty from PRC tax authorities, we cannot assure you that such notice or penalty will not occur in the future.

Any future outbreak of severe acute respiratory syndrome or avian influenza in China, or similar adverse public health developments, may severely disrupt our business and operations.

A renewed outbreak of severe acute respiratory syndrome, the Avian Flu or another widespread public health problem in China, where all of our manufacturing facilities are located and where all of our revenues are derived from, could have a negative effect on our operations. In addition, there have been confirmed human cases of avian influenza in the PRC, Vietnam, Iraq, Thailand, Indonesia, Turkey, Cambodia and other countries which have proven fatal in some instances. If such an outbreak or any other similar epidemic were to spread in China, where our operations are located, it may adversely affect our business and operating results.

●	Such an outbreak could have an impact on our operations as a result of:

●	quarantines or closures of our facilities, which would severely disrupt our operations;

●	the sickness or death of our key officers and employees; and

●	a general slowdown in the Chinese economy.

The Chinese merger and acquisition rules may impact our ability to make acquisitions of Chinese businesses.

On August 8, 2006, six PRC regulatory agencies namely, the PRC Ministry of Commerce, the State Assets Supervision and Administration Commission, the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission (“CSRC”), and the SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “New M&A Rule”), which became effective on September 8, 2006. The New M&A Rule purports, among other things, to require offshore Special Purpose Ventures, or SPVs, formed after the effective date, for overseas listing purposes, through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange.

The Company intends to make acquisitions of Chinese businesses in the future. There are uncertainties regarding the interpretation and application of current or future PRC laws and regulations, including the New M&A Rule and those uncertainties could make it difficult or impossible to make acquisitions of Chinese businesses in the future.

The Enterprise Income Tax Law and its implementing rules may adversely affect our business

On March 16, 2007, China’s parliament, the National People’s Congress, adopted the Enterprise Income Tax Law, which took effect on January 1, 2008. The new income tax law sets a unified income tax rate for domestic and foreign companies at 25% and abolishes the favorable tax policies for foreign invested enterprises. After this law took effect, newly established foreign invested enterprises will no longer enjoy certain favorable tax treatments. Our subsidiaries were benefiting from the preferred tax rates for foreign invested companies and are subject to the new tax rate of 25 percent, thus, our net income margin and results of operations could be negatively affected.  Further changes to the tax regime could also negatively impact our financial results.

You may have difficulty enforcing judgments obtained against us.

Substantially all of our assets are located outside of the United States. Substantially all of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon those persons. It may also be difficult for you to enforce in U.S. courts judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us or our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state. In addition, it is uncertain whether such PRC courts would be competent to hear original actions brought in the PRC against us or such persons predicated upon the securities laws of the United States or any state.

Risks Related to Investing in Our Securities

The market for our common stock is limited.

The shares of our common stock have been traded on the NYSE Amex LLC under the trading symbol “SHZ” since January 31, 2008. Before the listing on the NYSE Amex LLC, the shares of our common stock were traded on the OTC Bulletin Board.

We currently have approximately 632 shareholders. The trading volume of our stock has been low. A viable public trading market may not develop for our shares or may take a period of time to develop. Such a market, if it does develop, could be subject to extreme price and volume fluctuations. In the absence of an active trading market:

●	shareholders may have difficulty buying and selling or obtaining market quotations;

●	market visibility for our common stock may be limited; and

●	a lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

Our stock price may be volatile, which may result in losses to our stockholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the NYSE Amex LLC, the stock market in which shares of our common stock is listed, have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including the following, some of which are beyond our control:

●	variations in our operating results;

●	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

●	changes in operating and stock price performance of other companies in our industry;

●	additions or departures of key personnel; and

●	future sales of our common stock.

The trading prices of many companies that have business operations only in China, particularly companies that became public through the completion of a reverse merger, have been volatile which may result in large fluctuations in the price of our common stock and losses for shareholders.

The stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many companies that have business operations only in China, especially companies, such as ours, that became public through the completion of a reverse merger. These fluctuations have, at times, been as a result of negative publicity, and have often been unrelated or disproportionate to the operating performance of many of these companies. Any negative change in the public’s perception of these companies could depress our stock price regardless of our operating results. The market price of our common stock has been and may continue to be volatile. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

●	actual or anticipated variations in our quarterly operating results;

●	announcements of technological innovations or new products or services by us or our competitors;

●	announcements relating to strategic relationships or acquisitions;

●	negative publicity relating to companies doing business in China or related to companies that became public through the completion of a reverse merger;

●	announcements relating to strategic relationships or acquisitions;

●	additions or terminations of coverage of our common stock by securities analysts;

●	statements by securities analysts regarding us or our industry;

●	conditions or trends in the our industry; and

●	changes in the economic performance and/or market valuations of other mining companies.

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

Future issuances of shares or equity-related securities may depress the trading price of our shares.

Any issuance of equity securities could dilute the interests of our existing stockholders and could substantially decrease the trading price of our shares. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy (including in connection with acquisitions, strategic collaborations or other transactions), to adjust our ratio of debt to equity and to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

Sales of a substantial number of shares or other equity-related securities in the public market could depress the market price of our shares, and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our shares or other equity-related securities would have on the market price of our shares.

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

Our officers, directors and principal stockholders (greater than 5% stockholders) together currently own an aggregate of approximately 55.3% of our outstanding common stock on a fully diluted basis. Consequently, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change of control of us and might affect the market price of our Common Stock, even when a change of control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

Fluctuation in the value of the RMB may have a material adverse effect on your investment.

The change in value of the RMB against the U.S. Dollar, the Euro and other currencies is affected by changes in China’s political and economic conditions, among other things. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. Dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in approximately 21% appreciation of RMB against the U.S. Dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. Dollar. As a portion of our costs and expenses is denominated in RMB, the revaluation in July 2005 and potential future revaluation has and could further increase our costs. In addition, as we rely entirely on dividends paid to us by our operating subsidiaries, any significant revaluation of the RMB may have a material adverse effect on our revenues and financial condition. For example, to the extent that we need to convert U.S. Dollars into RMB for our operations, appreciation of the RMB against the U.S. Dollar would have an adverse effect on the RMB amount we receive from the conversion. Conversely, if we decide to convert our RMB into U.S. Dollars for the purpose of making payments for dividends on our ordinary shares or for other business purposes, appreciation of the U.S. Dollar against the RMB would have a negative effect on the U.S. Dollar amount available to us.

If the Company were to be delisted from NYSE Amex LLC, our common stock could be subject to “penny stock” rules which could negatively impact our liquidity and our stockholders’ ability to sell their shares.

Our common stock is currently listed on the NYSE Amex LLC. We must comply with numerous rules in order to maintain the listing of our common stock on the exchange. There can be no assurance that we can continue to meet the requirements to maintain the NYSE Amex LLC listing of our common stock. If we are unable to maintain our listing on the NYSE Amex LLC, the market liquidity of our common stock may be severely limited.

Volatility in our common stock price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility as compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of our restricted stock in the public marketplace could reduce the price of our common stock.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. Under Rule 144, a person who has beneficially owned restricted shares of our common stock or warrants for at least six months would be entitled to sell their securities provided that (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding, a sale and (ii) we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale.

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding, a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

●	1% of the total number of securities of the same class then outstanding; or

●	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale.

If the CSRC or another PRC regulatory agency determines that its approval was required in connection with our activities, we may become subject to penalties.

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the 2006 M&A Rule, which became effective on September 8, 2006. The 2006 M&A Rule, among other things, has certain provisions that require offshore SPVs, formed for the purpose of acquiring PRC domestic companies and controlled by PRC individuals, to obtain the approval of the CSRC prior to listing their securities on an overseas stock exchange. There remains uncertainty as to how this regulation will be interpreted or implemented in the context of an overseas offering. If the CSRC or another PRC regulatory agency subsequently determines that its approval was required for our overseas listing and any future offerings, we may face sanctions by the CSRC or another PRC regulatory agency. If this occurs, these regulatory agencies may impose fines and other penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the injection of proceeds from an offering into our PRC subsidiaries, restrict or prohibit payment or remittance of dividends by our PRC subsidiaries to us or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock.

Our investors may lose their entire investment in our securities.

An investment in our securities is highly speculative and may result in the loss of the entire investment. Only potential investors who are experienced investors in high risk investments and who can afford to lose their entire investment should consider an investment in our securities.

ITEM 2.  DESCRIPTION OF PROPERTY

General

As of December 31, 2010, China Shen Zhou Mining & Resources Inc. owns 2 properties in production; one in the Inner Mongolia Autonomous Region, in the People’s Republic of China (“PRC”) and one in the Xinjiang Uygur Autonomous Region, in the PRC, and 1 property under sub-production in the Inner Mongolia Autonomous Region in the PRC.

The two properties in production are:

•	Sumochaganaobao Fluorite Mine in Siziwangqi of Inner Mongolia Autonomous Region in the PRC (Xiangzhen Mining);

•	Keyinbulake Cu-Zn Multi-metal Mine located in Buerjin County, Aletai, Xinjiang Uygur Autonomous Region in the PRC (Xingzhen Mining).

The one property under sub-production is:

•	Mining site No. 2 of Qingxing Copper Mine (Tanyaokou Copper Mine) in Wulatehouqi of Inner Mongolia Autonomous Region in the PRC (Qingshan Metal);

No	Name of property	Type	Ownership	Status	Location/Country
1	Sumochaganaobao Fluorite Mine	Non-metal Fluorite	100%	Production	Inner Mongolia, PRC
2	Qingxing Copper Mine	Copper and zinc	60%	Sub-Production	Inner Mongolia, PRC
3	Keyinbulake Multi-metal Mine	Copper and zinc	90%	Production	Xinjiang Uygur Autonomous Region , PRC

Figure 2-1: China Shen Zhou’s Properties in China

China Shen Zhou Mining & Resources Inc. holds 3 mining licenses and 2 exploration licenses as of December 31, 2010. The licenses are:

•	Mining license for Sumochaganaobao Fluorite Mine, Siziwangqi, Inner Mongolia, PRC;

•	Mining license for Mining Site No. 2 of Qingxing Copper Mine, Wulatehouqi, Inner Mongolia, PRC;

•	Mining license for Keyinbulake Cu-Zn Mine in Buerjin County, Xinjiang Uygur Autonomous Region, PRC;

•	Exploration license for Southern Part of Keyinbulake Zn Mine in Xinjiang Uygur Autonomous Region of the PRC;

•	Exploration license for Northern Part of Keyinbulake Zn Mine in Xinjiang Uygur Autonomous Region of the PRC;

Table 2-1 and Table 2-2 below presents detailed information about these licenses.

Table 2-1: 3 Mining Licenses Held by the Company

Property	Sumochaganaobao fluorite deposit (between prospecting line 21-04)	Mining Site No. 2 of Qingxing Copper Mine (Tanyaokou Multi-metal Mine)	Keyinbulake Cu-Zn Multi-metal Mine
License Number	1500000820156	1500000820421	6500000712980
Owner	Inner Mongolia Xiangzhen Mining Group Ltd.	Qingshan Nonferrous Metal Development Co Ltd.	Buerjin County Xingzhen Mining.
Validated period	April 2008 to March 2011	September 2008 to September 2011	August 2007 to August 2013
Area	0.9088 km2	0.6495km2	1.955km2
Mining mode	Underground mining	Underground mining	Underground mining
Mining scale	150,000 metric tons/annum	100,000 metric tons/ annum	21,000 metric tons/ annum
Ore types	Fluorite	Copper, Zinc and sulfur	Copper and zinc
Mining Level	1075m-497m	1455m-855m	1420m-1516m

Table 2-2: 2 Exploration licenses held by the Company

Property	Southern Region of Keyinbulake Zn Mine	Northern Region of Keyinbulake Zn Mine
License Number	650000061272	650000061273
Owner	Xingzhen Mining	Xingzhen Mining
Validated period	December 2009 to December 2010	December 2009 to December 2010
Area	13.37km 2	12.06 km 2

There are two types of mineral rights in China: exploration rights and mining rights. Exploration rights are the rights to explore mineral resources within the areas authorized by the exploration license. Mining rights are the rights to exploit mineral resources and produce mineral products. According to Chinese law, an exploration license is valid for three years and shall not be extended beyond two additional periods and each extension for no more than two years. 10, 20 and 30 years are the lengths of mining licenses for small, medium and large deposits or mine s respectively. A mining license can be extended in scope or period of time if a company intends to continue to operate. An application for extension needs to be submitted at least 30 days before the expiration date of the license. The Company has applied to renew its exploration licenses.

Sumochaganaobao Fluorite Mine in Production Stage (Xiangzhen Mining)

The Company has a 100% ownership interest in the Sumochaganaobao fluorite mine (“Sumo”), which was acquired by Xiangzhen Mining from Inner Mongolia Siziwangqi Northern Fluorite Ltd, Co. in July 2002.

Location, Access and Traffic

Sumochaganaobao fluorite mine is located in Siziwangqi, Wulanchabu City, Inner Mongolia, PRC. The coordinates are: E111°15′35″~111°16′30″; N43°07′10″~43°07′49″. This area is easily accessible, with a road of approximately 90km from the mine to Erlianhot and then a freeway or national highway of approximately 250km to Hohhot, the capital city of Inner Mongolia, China. Sumo has a typical continental climate characterized mainly by low precipitation and high evaporation, a large temperature range between day and night, and windy conditions. The topography is gentle grassland with an elevation difference of only 20-40m. Figure 2-2 is the index map of Sumochaganaobao Fluorite Mine.

Figure 2-2: Sumochaganaobao Fluorite Mine

Mining Licenses

Inner Mongolia Xiangzhen Mining Group Co Ltd. (Xiangzhen Mining) holds the mining licenses to the area between prospecting line 21 and 04 of the Sumochaganaobao Fluorite Deposit. The mining license Number is 1500000820156, issued by the Bureau of Land and Resources in April 2008, Wulanchabu City, Inner Mongolia and expires in March 2011. The Company has applied to renew the license.

Previous exploration and development

In 1975, Geological Survey Brigade No.1 of Inner Mongolia conducted a 1/200,000 geological survey in this area and found the Sumochaganaobao Fluorite deposit. At that time, its mineral resources were estimated at 1.716 million metric tons of fluorite.

From 1981 to 1987, Geological Survey Brigade No.102 of Inner Mongolia conducted prospecting with continued general and detailed exploration and completed the “Geological Report of Sumochaganaobao Fluorite Deposit of Siziwangqi, Inner Mongolia” in 1987.

In 1987, the property was mined by a state-owned company, which was later reorganized to become the Siziwangqi Northern Fluorite Ltd., Co. in 1997. In 2003, the mining right was transferred to Xiangzhen Mining Group Co., Ltd. from the Siziwangqi Northern Fluorite Ltd., Co.

Previous Mining Operation and Expansion

From 1987 to 2002, open-pit mining at Sumo was conducted by state-owned company Siziwang Banner. The mining capacity was 8,000-20,000 metric tons per year and the mining depth reached 58m from an elevation of 1,065m to 1,007m. In 1997, the mining right was transferred to Inner Mongolia Siziwangqi Northern Fluorite Ltd., Co.

Since 2002, the underground mining has been conducted by Xiangzhen Mining. Initially, the mining capacity was 80,000 metric tons per year with a concentrator (about 45km southeast of the mine) with an annual processing capacity of 60,000 metric tons. In April 2006, the Company started an expansion. The new designed mining capacity is 300,000 metric tons per year and the designed treatment capacity is 200,000 metric tons per year carried out by a concentrator located near the fluorite mine. At the end of 2007, the expansion was completed and commissioning started. As of 2010, the Company has invested approximately $5.91 million in the underground expansion and approximately $9.52 million in the new concentrator.

Water and Power Supply

Before October 2007, the mining area did not possess a connection to the state power network, and power was supplied by diesel generators. Since October 2007, power has been supplied to the mine by the state power network.

Water for production and living is supplied by three wells that are located approximately one kilometer away from the mine. In 2010, the Company added a water treatment system to the facility.

Current Mining Operation

Inclined shaft development has been assumed. As a result, currently there is one main inclined shaft, one auxiliary inclined shaft and inclined shaft No.2.

Hoisting and transportation: Underground transportation is carried out by electric locomotives. After loading by rock loaders, ore is transported by the electric locomotive to a shaft station and then lifted to ground level by the hoister and unloaded onto a storage platform where high grade lumps (CaF2>80%) are directly sold to consumers (i.e., steel plant) after manual classification and the remainder is sent to concentrator for further processing.

Ventilation: Fresh air is blown in from the main inclined shaft, passes through the work area and is then out through the auxiliary inclined shaft and inclined shaft No. 2.

Drainage system: Water in each level flows into sumps of drifts and is pumped to a pond on a higher level above ground for secondary use in production.

Mining Method: Short-hole shrinkage stopping method with the mining loss at 25% and dilution at 10% and comprehensive recovery rate of ore at 75%.

Major equipment in the mine is as follows:

Name	Type	Qty (set)	Life of Service (year)	Notes
Hoisters	Ф2M	3	20
Rock loaders	Z-20W	6	20
Compressors	20M 3	4	20	Power driven
Electric Locomotives		6	20
Ventilators		4	20
Transformers		5
Pumps		6

Ore Processing:

The concentrator that went online in 2007 has an annual designed treatment capacity of 200,000 metric tons. The process consists of two-stage closed crushing with primary and secondary grindings, rough flotation, scavenging, eight steps of cleaning, dehydrating (thickening, filtrating and drying), and final packaging for delivery. The major facilities include a ball mill workshop, a flotation ore processing plant, a press and filtration workshop, concentrate pools, tailings houses, a lab, electronic scales, water supply wells, power supply lines and offices, etc. The major equipment is as follows:

No.	Equipment	Unit	Qty	Life of Service	Notes
1	Linear vibrating feeder, XSW380x95	set	1	20 years	New
2	Jaw-type crusher, PE-500 × 500	set	1	20 years	New
3	Standard cone crusher, 36AF	set	1	20 years	New
4	Vibrating screen, 2YAH1800 × 4800	set	1	20 years	New
5	Overflow ball mill, MQY2700x4500	set	1	20 years	New
6	Twin spiral classifiers, FLGT24	set	1	20 years	New
7	Overflow ball mill, MQY1830x5700	set	1	20 years	New
8	Flotation machines, SF-8	set	34	20 years	New
9	Thickeners, NZSG-12	set	1	20 years	New
10	High efficiency thickeners, Ф 18	set	1	20 years	New
11	Ceramic filter, TC-45	set	1	20 years	New
12	Rotary dryer, SD2422	set	1	20 years	New
13	Air heater, EFL500	set	1	20 years	New
14	Packing machine, BG-4WY	set	1	20 years	New

The processing recovery is 75%. Fluorite concentrate grade is over 96%. The main component of fluorite is CaF2, an important chemical that is used in steel making as a flux and in glass making as an additive. The concentrates are in high demand and demand is expected to increase in the future.

Geology of the Property

Sumo is located in the Suniteyou Banner Fold Zone in the late-Varican, Inner Mongolia Fold Belt. The main strata in the property are: late Paleozoic lower Permian System Xilimiao Formation (P1xl) with three sections: P1xl2-4, P1xl3, and P1xl4-1; Proterozoic Ailegemiao Formation and Jurassic Chagannoer group. The fluorite mineralized body and mineralization marble occurs in the lower of P1xl3 and on the top of P1xl2-4.

Reserves

In 2010, we commissioned SRK Consulting China Ltd. ( Beijing office) to update the resources, compile underground mining designs and estimate workable resources for the authorized Siziwangqi Sumochaganaobao fluorite deposit (“Aobao fluorite deposit” or the “Mine”) in Wulanchabu, Inner Mongolian Autonomous Region, as per the requirements of AMEX regarding resources estimation. The estimation report was successfully finished and issued in March 2011, and the main authors include Yong Huang (principal mining engineer, Chinese Certified Reserves Evaluator), Dr. Anson Xu (principal geologist, PhD, MAusIMM), Changchun Wang (senior geologist, and Dr. Yonglian Sun (principal consultant, BEng, PhD, FAusIMM, MIEAust, CPEng), as well as other certified experts. The SRK team reviewed previous explorations completed by Chinese Minerals and Geology Exploration Brigades, and conducted data verification, and were able to confirm the prior results. On the basis of their findings, SRK built a database for estimating the resources. With respect to the production of minerals, SRK estimated the recoverable resources in compliance with the standards of the Joint Ore Reserve Committee Code (“JORC”) or Canadian Institute of Mining, Metallurgy and Petroleum Code (“CIM”).

SRK has examined (via duplicate sample collecting and re-analysis) the prior work, which was conducted by Chinese Geological Exploration Brigades, and SRK is satisfied with the quality of previous work. On the basis of their results, SRK established a database for resource estimation and, based on the situation of the current mining operation, estimated the recoverable resources of the mine in compliance with JORC or CIM. The ore body model is delineated by using the following industrial indexes:

Cut-off grade: Lean ore: (CaF2) ≥20%, Rich ore: (CaF2) ≥65%;

Minimum mineable thickness: 1.0m for rich ore and 0.7m for lean ore; and

Band thickness: 2m in rich ore, 0.7m in lean ore.

The ore body model (See the figure below) is built up by SRK using MineSight software. Reserves are classified by the Australian standard JORC/CIM, which divides into three classes: measured, indicated and inferred.

The recoverable resources under JORC/CIM (as of the end of 2010):

		Measured		Indicated		Inferred
		Resources(kt)	CaF2(%)	Resources(kt)	CaF2(%)	Resources(kt)	CaF2(%)
cumulative	Lean ore	827	49.43	1.052	43.16	3.146	42.60
	Rich ore	1,114	77.51	539	75.76	1,485	78.98
	subtotal	1,941	65.55	1,592	54.20	4,631	54.26
Depleted	Lean ore	411	52.12
	Rich ore	491	72.16
	subtotal	902	63.02
Recoverable	Lean ore	415	46.78	1.052	43.16	3,146	42.60
	Rich ore	623	81.71	539	75.76	1,485	78.98
	subtotal	1,039	67.75	1,592	54.20	4,631	54.26

The depleted reserves in table are estimated by SRK. SRK understands that the resources  above level 880m had been mined out and half of the resources  at level 850m had been extracted. The mined out area is delineated based on measured plans and plans of design at and above level 850m, and depleted reserves are accordingly estimated.

SRK Consulting

SRK Consulting is an independent, international consulting practice that provides focused advice and solutions to clients. For mining projects, SRK offers services from exploration through feasibility, mine planning, and production to mine closure. The Group’s independence is ensured by the fact that it holds no equity in any project, and the fact that it is owned primarily by its employees. SRK is a leading international practice in due diligence, feasibility studies and confidential internal reviews. Formed in 1974, SRK now employs more than 1000 professionals internationally in 43 permanent offices on 6 continents.

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

Products and Output:

The mine produces fluorite ore which is classified into two commodities, one being high grade fluorite lumps and the second being fluorite powders processed in concentrator. The following table lists the products and output and the average prices in past four years:

Table 2-3: The Output and Price of Products of 2007-2010, Xiangzhen Mining

Year	Product	Output (t)	Average Price per Year (USD$/t)
2007	Fluorite lumps	52,523.96	84.62
	Fluorite concentrate	22,447.23	144.13
2008	Fluorite lumps	17,632.19	106.54
	Fluorite concentrate	9,167.13	167.91
2009	Fluorite lumps	27,663.10	91.65
	Fluorite concentrate	15,261.40	112.86
2010	Fluorite lumps	36,133.95	99.00
	Fluorite concentrate	24,327.57	163.78

Potential for Further Exploration

In June 2007, the Company hired the Third Geological Prospecting Institute of China Metallurgy Geological General Bureau to conduct supplementary prospecting. As result of the prospective, category of this fluorite mine is upgraded.

There is a low probability of finding ore bodies or extensions to existing ore bodies since the deposit is well defined and well understood geologically.

Mining Site No. 2 of Qingxing Copper Mine in Production Stage (Qingshan Metal)

Qingshan Metal owns 100% of the Qingxing Copper Mine. Before April 2006, Qingshan Metal was owned by several individuals. On April 12, 2006, 60% of the shares of Qingshan were transferred to Qianzhen Mining by the shareholders.

Location

Mining site No. 2 of the Qingxing Copper Mine is located in Qingshan Town, Wulatehouqi, Bayannoer City, Inner Mongolia Autonomous Region of the PRC.

The coordinates are E 106º45′15″-106º45’45”, N 40º57′14” - 40º57′45”.

The mine is 59 kilometers southeast to Linhe Railway Station of Beijing-Lanzhou Railway Line. It is conveniently accessible by highways and telecommunications.

Figure 2-3: Mining Site No. 2 of Qingxing Copper Mine

History of Operation

Qingshan Metal had been in operation for three years before it was acquired by the Company. The Mining Project was designed by the Inner Mongolia Metallurgy Design Institute and the mining capacity was designed to be 60,000 metric tons per year. The actual mining capacity of the project is 50,000 metric tons of ores per year, of which copper ore accounts for about 40,000 metric tons and the remainder is approximately to 10,000 metric tons of zinc and lead ore. In 2010, there was no production at the facility.

Geology of the Property

Qingxing Copper Mine is located in the western part of the Langshan-Baiyunebo geotectogene, north boundary of North China Platform. The main strata spread over the mine area are Zhaetaishan Formation member 2 (Pt2zh2) and member 3 (Pt2zh3).

The Zhaetaishan member 2 (Pt2zh21) consists of three sequences which are set forth below.

Upper Sequence (Pt2zh23): mineralized bodies occurring in this sequence are comprised of mica quartz schist, carbonaceous mica quartz schist and carbonaceous phyllitic quartz schist.

Middle Sequence (Pt2zh22): carbonaceous slate, carbonaceous phyllite, banded carbonaceous quartzite, bearing-carbon quartzite, dark quartzite and tremolite, diopsidite etc.

Lower Sequence (Pt2zh21): the lower part consists of carbonaceous phyllite; carbonaceous slate inter-bedded calcareous chlorite schist, chlorite quartz schist and lens of crystal carbonate, followed by biotitic quartz schist, andalusite-mica schist and bearing-carbon mica quartz schist.

The Zhaetaishan member 3 (Pt2zh3) consists of the lower sequence of quartz schist and the upper sequence of middle-thick quartzite inter-bedded thin quartzite.

The strata occur as monocline which strikes southwest and dips to northwest at 30-89°. All faults were formed after the metallic mineralization that re-constructed the mineralized bodies.

Mineralized bodies, strictly controlled by the stratum, are blind and covered by gossans. There are two known mineralization zones, mineralization zone 3# and mineralization zone 5#. Zone 3# is distributed in the north of the property and is 500 meters long and 10-30 meters wide, within which the mineralized bodies No.1 Cu-1, No.2 Zn-1, and No.3 Zn-2 are found. Zone 5# is distributed in the middle-south of the property and is 850 meters in length and 10-40 meters in width, where mineralized bodies No.4 Cu-2, No.5 Zn-3 as well as No.6 Zn-4 were found.

The primary metallic minerals are comprised of chalcopyrite, galena, sphalerite and pyrite and main gangue consists of quartz, calcite and chlorite.

Mining and Extraction technical conditions:

The mineralized body is inclined with the occurrence stratified and stratoid with small thickness but stable. It has simple conditions of hydrogeology and engineering geology with well stability of slake on top of mineralized body. In topography, the incision is deep. It is accessible with good conditions for pit mining.

The Current Situation of the Mine

When the mine was acquired by the Company, the mining system already existed. An adit development system has been put in place.

Transportation: Underground transportation is carried out by electric locomotives. After they are loaded by rock loaders, ore is transported by the electric locomotive underground, and then lifted to ground level by a hoister and unloaded into a storage yard.

Ventilation: Fresh air is blown in from sublevel adit, passes through the work area and is expelled through a special shaft for ventilation connected to ground level.

Drainage system: The adit development has conditions of underground water naturally discharged from a waterway in the adits.

Mining Method: Short-hole shrinkage stopping method with the mining loss at 25% and dilution at 15% and comprehensive recovery rate at 80%.

Major equipment in the mine is as follows:

Name	Type	Qty (set)	Life of Service (year)	Notes
Hoisters	Ф2M	2	20
Rock loaders	Z-20W	3	20
Compressors	20M 3	2	20	Power driven
Electric Locomotives		3	20
Ventilators		4	20
Transformers		5	20

Power and Water Supply

There is a 10 KV power supply line for mining production. Water is supplied by a special water pipe line from the He Tao Plain about 5 kilometers to the south of the Mining Ares.

Mineralized Materials

In January 2007, Wulatehouqi Qingshan Non-ferrous Metals entrusted No.3 Geological Exploration Institute of China Metallurgy Geological Bureau to conduct the supplementary geological survey on the “Tanyaokou Multi-Metal Zinc-copper Mine”, between prospecting line 42-58. The final supplementary geological survey was reported in May 2007, which confirmed the mineralized materials within the mining area and the category of the mining area. As of December 31, 2010, the total retained indicated mineralized material is 1.81 million metric tons with the average grade at 0.6%. Due to the lack of high grade ores supply, mining did not take place in 2010 at Qingshan.

Potential for Further Exploration

In the mining process, two mining tunnels at 1,390m level and at 1,350m level intercepted the Cu-2 mineralized body which improves the control degree and has increased the resources of the Cu-2 mineralized body from 0.0286 million metric tons to 1.3778 million metric tons. Our geological consultant believes that if further exploration is conducted in the future, more minerals could be defined. Drilling will upgrade some of the mineralized materials to Category C (332). Underground exploration (associated with mining operation) should upgrade the mineralized material categories, and explore the extension deeply. In 2009, 356 meters of drilling holes was completed in exploration. No exploration activity was carried out in 2010.

Keyinbulake Cu-Zn Property in Development Stage (Xingzhen Mining)

Xingzhen Mining owns 100% of the Keyinbulake Multi-Metal Property. Before 2004 it was operated by Xinjiang Tianxiang New Tech Co. Ltd. (“Tianxiang”) and Mr. Li Leyi. On April 28, 2006 Xiangzhen Mining acquired 80% of the ownership, and on June 25, 2007 Xiangzhen acquired another 10% from Tianxiang. By December 31, 2007, Xiangzhen Mining owned 90% of Xingzhen Mining. The other 10% is owned by Xinjiang Tianxiang New Technology Development Co., Ltd. (5%) and an individual shareholder (5%).

Location and Traffic

Keyinbulake Multi-Metal Property is located in Buerjin County, Aletai, Xinjiang Uygur Autonomous Region. The coordinates are E 87º17′30″-87º19’30”, N 47º58′30” - 47º59′45”, and the area is in 3.59 km 2 . It is 65 kilometers northwest of Aletai city, and 60 kilometers northeast of Buerjin County, and 26 km northeast of Dulaiti town. With the highway from Aletai city to Dulaiti Town passing through the property, it is conveniently accessible. Figure 2-4 is the index map of the Keyinbulake Multi-Metal Property.

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

In 2009, IP sounding work in geological prospecting was carried out. The information of the mineral formation conditions and the genesis of ore bodies given by IP sounding shows that Keyinbulake Copper-Zinc Mine belongs to the submarine volcanogenic sediments. The analysis on the data of exploration shows that within the mineralized belt the ore bodies continue along with the strike and distribute in parallel and en echelon arrangement. The method of sounding indicates that the inclined deepening of the ore-bodies in this area is longer than the length of their strike prolongation. There are five high-polarization abnormal zones found through IP sounding methods and they coincide in space and positions with the known copper-zinc ore bodies controlled under current underground extraction, which confirms that Keyinbulake Copper-Zinc Mine exists with high potential of ore prospecting and the work greatly assists the Company in delimiting the accurate target area for further verification.

In the first half of 2010, Xingzhen focused on conducting geophysical research and an electric logging project, making drilling plans, carrying out construction in strict accordance with results given by our prospecting team, and conducting necessary geophysical investigations in the mining area.

In 2010, Xingzhen mining drilled 12 holes, 3356 meters, and trenched 3060 cubic meters, and completed 771 IP sounding points. Among the middle, northern and southern areas, we found two new mineralized bodies through drilling verification. We are now drilling and exploring these mines.

Ore Processing:

In April 2007, the Company began to build a concentrator in the mining area with a designed daily processing capacity of 600 metric tons (200,000 metric tons/annually). The concentrator started trial operation in May 2008.

The concentrator process consists of two-stage closed crushings with one stage of grindings, flotation of copper primary and zinc secondary, scavenging, and two steps of dehydrating (thickening and filtrating). The final products are copper concentrates and zinc concentrates. The following table lists the products and output and the average prices in past three years:

Table 2-4: Annual treatment & concentrate average price in last three years of Xingzhen Mining

Year	Product	Treatment (metric tons)	Concentrate (metal tons)	Average Metal Price Per Year (USD$/metal ton)
2008	Zinc concentrate	51,400	1,849.51	791.51
	Cu concentrate		108.50	6,648.75
2009	Zinc concentrate	14,300	178.30	853.39
	Cu concentrate		9.76	4,577.10
2010	Zinc concentrate	77,241	3,129.45	1,114.42
	Cu concentrate		154.81	6,728.80

The major equipment is as follows:

No.	Equipment	Type	Unit	Qty
1	Vibrating feeder	ZSW380X95I	set	1
2	Jaw-type crusher,	PE-500X750	set	1
3	Belt conveyor No.1	8063 a=15 º v=1.60m/s Lh=53.393m	set	1
4	Cone crusher	H-36AFJ1-3	set	1
5	Belt conveyor No.2	8063 a=15.96 º v=1.60m/s Lh=47.393m	set	1
6	Electric drive rolling drum	JWD2220-160-8063	set	1
7	Heavy magnetic vibration- actuated feeder	DZ-C-80160	set	1
8	Circular vibrating screen	2YA1542(Over screen 40mm,Below screen 15mm)	set	34
9	Belt conveyor No.3	B=650 Lh=36.85m a=16º	set	1
10	Belt conveyor No.4	B=650 Lh=20.713m a=15º	set	1
11	Wet grate discharge ball mill	MQG2700 × 3600	set	1
12	Sinking win-spiral classifiers	2FC-20	set	1
13	Flotation machines	SF-4 scraper YIOOL-6 P=1.5KW	set	16
14	Flotation machines	SF-2.8 scraper YIOOL-6 P=1.5KW	set	7
15	Flotation machines	SF-1.2 scraper Y90S-4 P=1.1KW	set	7
16	Horizontal slurry pump	ZBG(P)-458B(P) P=75kw n=1480r/min H=74m	set	2
17	Upright slurry pump	65Q-LPR	set	2
18	Center drive thickeners	NZ-9	set	1
19	Center drive thickeners	NZ-12	set	1
20	Ceramic filter	TT-6 P=13 KW	set	1
21	Ceramic filter	TT-8 P=13 KW	set	1

All equipment was new when installed. Each piece of equipment has a service life of 20 years.

Power and Water Supply

There is a 35KV high voltage power line from the Buerjin Power Station to the mining area. The Company built the power line at its own expense.

Three wells 4km away from the mining area provide production and drinking water.

Mineralized Materials

The Earth-Physics Exploration Brigade of the Xinjiang Non-ferrous Geological Exploration Bureau completed the Geological Evaluation of the area between May 2002 and July 2006. Their results were reported on August 31, 2006. The Technology Commission examined and approved this survey report on September 5, 2006.

In June 2007, the No.3 Geological Prospecting Institute of the China Metallurgical Geological Bureau conducted a supplementary survey on the Keyinbulake property. In December 2007, it presented the final supplementary prospecting report which confirmed relevant mineralized materials within the mining property. In this report, the total indicated mineralized materials included 0.6035 million metric tons of mineralized materials with an average grade of copper at 0.68% and zinc at 4.19%.

Inner Mongolia Wulatehouqi Qianzhen Ore Processing Co., Ltd (Qianzhen Mining)

Qianzhen Mining owns a concentrator with an annual treatment capacity of 200,000 metric tons. The concentrator process includes two-stage closed crushing with primary and secondary grindings, roughing flotation, scavenging, three steps of cleaning, thickening, filtrating and drying. The major facilities of the concentrator include a ball mill workshop, a flotation ore processing plant, a filtration workshop, concentrate pools, dams, a laboratory, electronic scales, water supply wells, power supply lines and offices, etc. The major equipment consists of ball mills (3 sets, 2.1m x 3m and 1.5m x 3m), 4m³ flotation machines (24 sets), 2m³ flotation machines (12 sets), Ф 12m thickeners (1 set), classifiers (2 sets, 1.5m x 10m), 20m² filters, pumps, power transformers and power distribution panels and so on. In 2005, Qianzhen Mining invested approximately $750,000 to modernize the processing production line to increase its yearly capacity to approximately 200,000 metric tons. The current equipment was new when installed.

Qianzhen Mining conducts its operations by purchasing zinc, copper and/or lead ore from Qingshan Nonferrous Metal or other suppliers. The final products are in bulk and are transported by truck. Table 2-5 shows the annual output and the concentrate’s average price of Qianzhen Mining in past four years.

Table 2-5: Annual treatment & concentrate average price in last three years of Qianzhen Mining

Year	Product	Treatment (t)	Concentrate (t)	Average Metal Price Per Year (USD$/metal ton)
2007	Zn concentrate	66,270	5,582.5	2,628.55
	Pb concentrate		777.21	2,231.13
	Cu concentrate	29,512	402.27	7,130.13
2008	Cu concentrate	5,420	36.83	7,006.98
	Concentrate sulfur	77,463	18,146.70	* 54.53
2009	-	-	-	No production in this year.
2010	-	-	-	No production in this year.

*The average price unit of concentrate sulfur is US $/metric ton.

Kichi Chaarat Closed Stock Company (Kuru-Tegerek Mine)

Prior to September 2009, the Company owned 100% of the registered capital of Tun-Lin, a Kyrgyz Republic registered company, which in turn owned 100% of Kichi Chaarat Closed Stock Company. On September 21, 2009, the Company entered into a Share Purchase Agreement with Fortune Pegasus International Limited, a company organized under the laws of British Virgin Islands, pursuant to which the Company transferred to Fortune the entire equity of Tun Lin in the Kyrgyz Republic. Prior to the disposal of Kuru Tegerek in 2009, we had not made any products at the mine.

ITEM 3.	LEGAL PROCEEDINGS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

The shares of our common stock have been traded on the NYSE AMEX (formerly American Stock Exchange) under the trading symbol “SHZ” since January 31, 2008. Before the listing on the NYSE AMEX, the shares of our common stock were quoted on the OTC Bulletin Board. The following table sets forth the quarterly average high and low bid prices per share for the common stock for the past two years:

Year ending December 31, 2010	High	Low
First Quarter	$1.47	$0.90
Second Quarter	$1.25	$0.83
Third Quarter	$1.10	$0.72
Fourth Quarter	$9.29	$1.01

Year ending December 31, 2009	High	Low
First Quarter	$0.54	$0.25
Second Quarter	$0.59	$0.44
Third Quarter	$1.97	$1.11
Fourth Quarter	$1.75	$0.71

Holders. As of March 14, 2011, we had 632 holders of record of our common stock. Our common stock had a closing bid price of $3.78 per share on March 14, 2011.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

On October 29, 2009, the shareholders and the board of directors have approved the 2009 Omnibus Long-term Incentive Plan. On February 4, 2010, 760,000 shares of our common stock were issued to 42 officers, directors, employees, or consultant under this 2009 Omnibus Long-term Incentive Plan. The number of shares of stock awarded to each officer, director, employee or consultant was determined by dividing the amount of back pay due such officer, director, employee or consultant by $0.38, average daily trading price per share for the Company’s common stock in December 2008.

Recent Sales of Unregistered Securities

On September 22, 2009, the Company entered into a Notes Repurchase Agreement with Mountview Path Limited (“Mountview”), a corporation incorporated under the laws of the British Virgin Islands, pursuant to which the Company repurchased the entire 6.75% Senior Convertible Notes due 2012 of US$28,000,000 principal amount from Mountview. The consideration payable in the transaction consisted of US$8,000,000 in cash and 5 million shares of the Company’s common stock. The shares of the Company’s common stock were issued in a private transaction pursuant to the “safe harbor” for the private offering exemption under Section 4(2) of the Securities Act of 1933 (the “Securities Act”) and Rule 506 of Regulation D promulgated thereunder to accredited investors as defined under Rule 501(a) of the Securities Act.

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

Our financial statements are prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States. See “Exchange Rates” below for information concerning the exchanges rates at which Renminbi (“RMB”) were translated into U.S. Dollars (“USD” or “US$” or “$”) at various pertinent dates and for pertinent periods.

OVERVIEW

We are principally engaged in the exploration, development, mining, and processing of fluorite, zinc, lead, copper, and other nonferrous metals, through our subsidiaries in the PRC.

BUSINESS

▼ Fluorite

In early 2006, we started a designed 300,000 metric tons/year fluorite ore project at Xiangzhen Mining, which was completed in November 2007. We extracted approximately 131,000 metric tons of fluorite ores in 2010.

In early 2006, we started to build a designed 200,000 metric tons/year fluorite ore processing plant at the Xiangzhen Mining. The new processing plant was constructed and went into trial production in November 2007 (the “New Processing Plant”). We produced approximately 24,300 metric tons (“metric tons” hereinafter) of fluorite powder in 2010.

In 2010, the Company had problems in railway transportation in the Inner Mongolia Autonomous Region, in the PRC, due to a shortage of railway transportation. Our fluorite lumps were transported via railway and our fluorite powder was transported by truck. We adjusted our product structure, and sold less (about 22,200 metric tons) fluorite lumps and more (about 10,000 metric tons) fluorite powder, which was an unexpected result. In addition, more value-add was generated from fluorite powder rather than fluorite lumps, we gave up the production of fluorite lumps  to achieve better results.

2010 is the third year of operation and production after the mining capacity was expanded to 300,000 metric tons per year and the processing capacity was expanded to 200,000 metric tons per year. Xiangzhen Mining also owns an old production line with designed annual fluorite powder production capacity of 60,000 metric tons (the “Old Processing Plant”). The Old Processing Plant and the New Processing Plant re-started production in March and August 2010, respectively.

In 2010, 131,000 metric tons of fluorite ore were extracted; 36,100 metric tons of fluorite lumps were produced and 32,800 metric tons of fluorite lump were sold. 64,800 metric tons of fluorite ore were processed and produced 24,300 metric tons of fluorite powder and 29,000 metric tons of fluorite powder were produced and sold, respectively.

In 2010, our operation made the following advances:

•
The Company added a water treatment system. After repeated adjustments, we successfully resolved the water quality problem and achieved the requirements for production, then the Company’s operation started its normal production in August 2010.

•	The Company started research and negotiations regarding potential acquisitions of other fluorite mines in 2010, and we successfully acquired Xinyi Fluorite Company on January 13, 2011.

•
In 2010, We commissioned SRK Consulting China Ltd. ( Beijing office) to update the resources, compile underground mining designs and estimate workable resources for the authorized Siziwangqi Sumochaganaobao fluorite deposit (“Aobao fluorite deposit” or the “Mine”) in Wulanchabu, Inner Mongolian Autonomous Region, as per the requirements of AMEX regarding resources estimation The estimation report was successfully finished and issued in March 2011.

In 2011, the Company will continue focusing its efforts in the following areas in order to achieve its goals:

First, based on our current production, under the economic conditions that have kept price of fluorite ore increasing, we will continue the expansion of our production of fluorite products, in order to achieve our designed production capacity.

Second，we will still strive to leverage our position as one of the leaders in the industry to acquire additional appropriate fluorite resources.

In 2011, we plan to be in normal production. We plan to extract fluorite ore of 150,000 metric tons, and we have more than 100,000 metric tons of deposited ores. Also, we plan to process fluorite ore of 160,000 metric tons. For 2011, we expect production to reach approximately 60,000 metric tons of fluorite powder and approximately 40,000 metric tons of fluorite lumps. In addition, in 2011 we plan to sell 40,000 metric tons of fluorite lumps and 60,000 metric tons of fluorite powder.

▼Zinc and Copper

Xingzhen Mining

In July 2006, Xingzhen Mining started to build a 200,000 metric tons/year zinc-copper ore mining and processing project at Keyinbulake Multi-Metal Mine in Buerjin County, Aletai Region, Xinjiang Uygur Autonomous Region.

On April 28, 2008, Xingzhen Mining completed a successful testing at its first trial, and then went into production. In parallel with processing, Xingzhen did exploration in the area. On April 28, 2008, Xingzhen Mining completed a successful testing at its first trial, and then went into production. In parallel with processing, Xingzhen did exploration in the area. Due to the drop of the price of non-ferrous metal caused by the economic crisis, Xingzhen stopped ore-selection production. However, it resumed production in May 2010.

In 2010, Xingzhen extracted ores of 82,500 metric tons, processed ores of 77,200 metric tons, and produced zinc ore powder of 3,129 metal tons and copper ore powder of 155 metal tons. Xingzhen sold zinc ore powder of 2,538 metal tons, copper ore powder of 115 metal tons.

In 2010, we did not complete our planned production of zinc concentrates and copper concentrates. This is mainly due to the pause in normal production of Xingzhen during the 2010 winter season. In December 2010, there was a heat preservation equipment breakdown, which was the result of an exploded water supply pipeline. As a result of this equipment failure, Xingzhen was not able to continue its normal production under freezing conditions in December 2010.

As weather condition permits, we plan to start processing production in late April or early May 2011. In addition, since last year we have never stopped excavating operations. We plan to produce extracted ores of 120,000 metric tons, process ores of 120,000 metric tons, and produce approximately 7,000 metal tons of zinc concentrate  and nearly 280 metal tons of copper concentrate.

Qianzhen Mining

Before the end of 2007, Qianzhen Mining processed ores supplied by local mining companies. Since then, the supplier contracts expired.

No production occurred at Qianzhen Mining in 2010 due to a lack of supply from Qingshan Metal.

Due to a potential asset reorganization activity, we did not plan to produce nor did we produce at Qianzhen Mining in 2011.

Qingshan Metal

Due to the decrease in the price of copper in 2008, Qingshan completed exploration only and did not begin mining in 2009.

We did not plan to produce nor did we produce in 2010 at Qingshan due to the low grade copper-zinc ore.

We do not plan to produce at Qingshan Metal in 2011 due to potential asset reorganization activity.

Kichi Chaarat Copper and Gold Mine

In November 2007, We completed the acquisition of Tun-Lin Co. Ltd. (“Tun-Lin”), a company that exists under the law of the Republic of Kyrgyzstan, which owns the 100% of the equity in Kichi Chaarat, whose major asset is the subsoil use right for (i) the mining of gold, copper and other metals within the Kuru-Tegerek licensed area, and (ii) the exploration for gold, copper and other metals within the Kuru-Tegerek licensed area.

Due to the financial crisis in 2008, it was extremely difficult to raise funds. Also, the mine was not ready for mining. After careful consideration and investigation, the Board of Directors of the Company decided to sell the entire equity stake in Tun-Lin Co. Ltd. and the Kichi Chaarat Copper and Gold Mine on September 21, 2009.

On September 21, 2009, Xiangzhen Mining and Fortune Pegasus International Limited signed an equity transfer agreement. Xiangzhen Mining sold the entire equity stake in Tun-Lin Co. Ltd. to Fortune Pegasus International Limited. On November 20, 2009, the sale of Tun-Lin was closed.

Exploration Activities

Keyinbulake Cu-Zn Mine

In the first half of 2010, Xingzhen focused on geophysical research and an electric logging project, making drilling plans, carrying out construction in strict accordance with results given by our prospecting team, and conducting necessary geophysical investigations in the mining area.

In 2010, Xingzhen mining drilled 12 holes, 3,356 meters, and trenched 3,060 cubic meters, and completed 771 IP sounding points. Among the middle, northern and southern areas, we found two new mineralized bodies  through drilling verification. Now we are drilling and exploring these mines.

The exploration conducted in 2010 already guaranteed our continued production. Based on these results, we will accelerate our work and try to submit a thorough examination report (for internal use only)  of the mining areas. Our work will include:

•	Conducting a comprehensive geological survey and revising integrated maps of the mining areas on 1:2000 scale and producing a geophysical exploration model;

•	Conducting supplementary TEM and high-accuracy magnetic surveys in important areas of abnormality, and conducting 10⁻⁴high-accuracy magnetic surveys around those areas; and

•	Based on the above work, a drilling construction plan will be determined and a new drilling plan of 3,000m will be arranged.

Acquiring More Mineral Resources

To increase our reserve base and insure supply to our processing facilities, we plan to acquire domestic and foreign large-scale mines when the right opportunity arises. We also expect to acquire additional nonferrous metal mines and fluorite mines that have good extracting and operating conditions and possess all necessary governmental licenses.

BUSINESS STRATEGY

Prospect in 2011

With respect to China’s overall economic situation, we believe that China’s economy will gradually turn for better in 2011. Non-ferrous metal and fluorite industry will face new development opportunities. We also believe that non-metallic mineral industry is an industry with a bright future.

 First, we will expand production capacity in order to position the Company to achieve the designed production capacity.

 Due to favorable policies issued by PRC government in 2010, the price of fluorite ores and the downstream products increased rapidly; at the same time, along with the revival of the global economy, the price of nonferrous metal keeps going up. Under the aforementioned favourable environment, the Company plans to expand production in 2011.

Acquiring More Mineral Resources

To increase our reserve base and insure supply to our processing facilities, we plan to acquire domestic and foreign large-scale mines when the right opportunity arises. We also expect to acquire additional nonferrous metal mines and fluorite mines that have good extracting and operating conditions and possess all necessary governmental licenses.

Adjusting Sales and Marketing Strategies

The adjustment of our sales and marketing strategy is aimed at the Company’s fluorite ores business. The Company plans to change the sales strategy for our fluorite products. Previously, our strategy was: due to economic crisis and the business difficulties, the Company generally signed sales orders, fixed sales prices and recovered advances from customers more than 3 months in advance; thus, we did not get any benefit from the increase of market price of fluorite ores (from the market price of approximately $118/ton at the beginning of 2010 to the market price of approximately $295/ton by the end of 2010). Based on these past results, the Company plans to change its sales strategy starting at the beginning of 2011. At that time, we will begin selling fluorite products at the current market price.

Continuing to put more efforts into mining exploration and trying to form a periodic/staged and detailed report

Based on our early stage prospecting, the Company plans to keep on putting more effort into the prospecting of brass ore at Xingzhen Mining. We intend to retain a third party authoritative geological prospecting and engineering team in Xinjiang Province, PRC, to drill, punch, and conduct the geophysical and geochemical exploration, and try to complete the examination of the mining areas of the Company. They will also complete an examination report. The Company hopes to locate more ore reserves for Xingzhen’s large-scale ore mining and ore selection in the future.

The Company plans to make an early stage preparation for fluorine chemical downstream products

Based on the support and guidance of government policies, the Company determined to set the fluorine chemical downstream products as a future development priority, and the Company plans to focus more effort on research and development in the fluorine chemical industry. To be specific, we may partner with some national and international fluorine chemical enterprises, through a “resource + technology” cooperation form, and enter the fluorine chemical industry at suitable time.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2010 AS COMPARED TO YEAR ENDED DECEMBER 31, 2009

Selected information from the Consolidated Statements of Operations

	For the years ended December 31,
	2010	2009
	(in thousands)	(in thousands)
Net revenue	$11,612	$4,192
Gross profit	3,008	258
- Gross profit margin	25.90%	6.15%
General and administrative expenses	4,145	5,804
Other operating expenses	1,996	49
Interest expenses	589	2,989
Net (loss) income attributable to the Company	$(3,288)	$3,014

REVENUES. Net revenues for the year ended December 31, 2010 were $11.61 million, representing a $7.42 million or 177% increase as compared to $4.19 million of 2009. The improved performance was mainly due to the increased revenues from the fluorite and non-ferrous metal segments as described below.

GROSS PROFIT AND GROSS PROFIT MARGIN. For the year ended December 31, 2010, gross profit was $3.01 million, representing a increase of approximately 1,066% as compared to $0.26 million of 2009. The gross profit from our fluorite segment was approximately $1.95 million and $0.16 million for the year ended December 31, 2010 and 2009, respectively. The gross profit from our non-ferrous metal segment was approximately $1.06 million and $0.10 million the year ended December 31, 2010 and 2009, respectively. Gross profit margin was approximately 25.90% for the year ended December 31, 2010, which increased significantly as compared to gross profit margin of 6.15% for the year ended December 31, 2009.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses (impairment provision for doubtful accounts and inventory excluded) decreased by approximately $1.65 million to $4.15 million in 2010 from $5.80 million in 2009. The decrease in general and administrative expenses was primarily due to (i) the decreased salary expense amount to $0.84 million for the year ended December 31, 2010; (ii) the decreased idle cost amount to $0.81 million for the year ended December 31, 2010.

OTHER OPERATING EXPENSES. Other operating expense increased by approximately $1.95 million to $2.00 million in 2010 from $0.5 million in 2009. The increase was mainly due to the impairment provision for the inventory and mining assets amount to $1.64 million for Qianzhen Mining and Qingshan Metal's two years no production.

INTEREST EXPENSE. Interest expense decreased by approximately $2.40 million as compared to the same period of 2009. The difference in interest expense is mainly due to the non-cash interest expense and costs associated with our convertible bonds, which were repurchased in December 2009.

NET (LOSS) INCOMEATTRIBUTABLE TO THE COMPANY. Net (loss) income attributable to the Company for the year ended December 31, 2010 was approximately ($3.29) million, a difference of $6.30 million compared to net income of $3.01 million for 2009. The difference was mainly due to the fact that in 2009 we repurchased the convertible bonds and gained approximately $13.95 million. Basic earnings per share were ($0.11) or ($0.11) fully diluted for the year ended December 31, 2010.

SEGMENT PERFORMANCE ANALYSIS

	Segment revenue For year Ended December 31,		Segment profit (loss) For year Ended December 31,
(amounts in thousand)	2010	2009	2010	2009
Fluorite	$8,012	$3,919	$(436)	$(2,293)

Nonferrous metals	$3,600	$273	$(2,770)	$(1,832)

Fluorite

Fluorite segment revenue increased by 104% from $3.92 million for 2009 to $8.01 million for 2010. The increase was primarily due to the increases in sales volume for fluorite powder and the sale price for fluorite powder. Approximately 29,000 and 12,000 metric tons of fluorite powder were sold for the years ended December 30, 2010 and 2009, respectively; and the average price for a metric ton of fluorite powder was $164 and $113 for the years ended December 30, 2010 and 2009.

Revenue contributed from our fluorite segment accounted for 69.0% of the Company’s total revenue for the year ended December 31, 2010 as compared to 93.5% in 2009.

Our fluorite segment reported a segment loss of approximately $0.44 million for the year ended December 31, 2010 compared to a segment profit of $2.29 million in 2009.

Nonferrous metals

Nonferrous metals segment revenue for 2010 amounted to $3.60 million, representing a increase of approximate $3.33 million or 1219% compared to 2009. The performance of the nonferrous metals segment significantly improved because Xingzhen restarted in May 2010 and even operate in the winter of 2010. Xingzhen Mining processed 77,241 metric tons of ores to produce 3,129 metal ton of zinc concentrate powder and 155 metal ton of copper concentrate, and sold 2,538 metal tons of zinc concentrate powder and 115 metal tons of copper concentrate powder the year ended December 31, 2010. While for the same period of 2009, Xingzhen Mining was in trial production and produced very few products because of the technological difficulties.

Revenue contributed from our nonferrous metal segment accounted for 31.0% of the Company’s total revenue for the year ended December 31, 2010 as compared to 6.5% in 2009.

Our nonferrous metal segment reported a segment loss of approximately $2.77 million for the year ended December 31, 2010 compared to a segment profit of $1.83 million in 2009.

The net segment loss for Xingzhen was approximately 0.81 million and 1.22 million for the year ended December 31, 2010 and 2009, respectively.

The net segment loss for Qianzhen and Qingshan was approximately 1.96 million and 0.61 million for the years ended December 31, 2010 and 2009, respectively. The significant difference for Qianzhen and Qingshan was mainly due to the impairment provision for inventory, available for sale investment and mining assets amount to approximately 1.79 million for two years no production.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1.5 million as of December 31, 2010, an increase of $1.2 million as compared to the balance at December 31, 2009 of $0.3 million.

Net cash used in operating activities for the year ended December 31, 2010 was $3.7 million, as compared to $1.2 million used for the year ended December 31, 2009. The cash was mainly used in the repayment with amount to approximately $6.3 million to the suppliers.

Net cash used in investing activities of $2.0 million for the year ended December 31, 2010, as compared to $7.7 million provided for the year end December 31, 2009. The cash was mainly used in the purchasing of property, machinery and mining assets for the years ended December 31, 2010 and 2009, respectively. The cash provided for the year end December 31, 2009 was mainly due to the disposal of discontinued operations.

Net cash provided by financing activities for the year ended December 31, 2010 was $7.2 million, which was mainly due to the net increased short loan amount to $4.5 million from China Citic bank and the short loan amount to $2.8 million from Ms. Ding as described in the Note 10 to our financial statements. For the same period in 2009, net cash used in financing activities for the year ended December 31, 2009 was $6.3 million, which was mainly due to the repurchase of the convertible notes.

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has incurred net operating losses of approximately $3.2 million and $5.7 million during the years ended December 31, 2010 and 2009, respectively. The Company had cash used in operations of approximately $3.7 million and $1.2 million for the years ended December 31, 2010 and 2009, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt in addition to executing their business plan.

In 2011 the Company has raised funds used to pay down short-term loans in the amount of $6.05 million and to acquire a 55% interest in Xinyi Fluorite Company Ltd. (see Note 28)

The Company has also agreed to sell common stock and warrants to purchase common stock to certain institutional investors. (see Note 28)

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

For further information concerning financial condition, liquidity, and capital resources, please see the information under Note 2 to the financial statements included herein.

ENVIRONMENTAL

The Company’s mining and exploration activities are subject to various PRC laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with applicable laws and regulations in all material respects. The Company’s mining operations are subject to “Natural Resource Compensation Charges”, but the charging rate varies in different cities in the PRC. As of December 31, 2010 and 2009 Natural Resource Compensation Charges of $236,030 and $78,383, respectively, were charged to operations.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Convertible Notes

On December 27, 2006, the Company entered into a Notes Purchase Agreement with Citadel Equity Fund Ltd. (“Citadel”), under the terms of which Citadel purchased a total of US$28 million in convertible senior notes. The Notes have a maturity of December 27, 2012.

Redemption of Convertible Notes

On September 22, 2009, the Company entered into a Notes Repurchase Agreement with Mountview Path Limited (“Mountview”), a corporation incorporated under the laws of the British Virgin Islands, pursuant to which the Company repurchased the entire 6.75% Senior Convertible Notes due 2012 of US$28 million principal amount (“Notes”), originally issued to Citadel. Mountview is the current legal and beneficial owner of the entire amount of the Notes.

The consideration payable in the transaction consists of US$8 million in cash and 5 million shares of the Company’s common stock. The gain on convertible note redemption is US$14.0 million, or approximate 0.56 per share. Mountview were entitled to any accrued and unpaid interest on the Notes. The closing of this transaction occurred on December 23, 2009.

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

CONCENTRATION OF CUSTOMERS

We had two main customers who contributed approximately $7,527,000 or 65% of the Company’s consolidated net revenue for the year ended December 31, 2010. For the same period of 2009, the Company had five main customers who contributed approximately $3,441,000 or 81% of the Company’s consolidated net revenue.

The following table shows the Company’s major customers (10% or more of consolidated net revenue) for the year ended December 31, 2010:

	Revenue	Percentage
Customer	(In thousands)	(%)
RuiPeng Mining Ltd	$3,600	31%
Ningxia Jinhe Ltd	3,926	34%
	$7,527	65%

The following table shows the Company’s major customers (10% or more of consolidated net revenue) for the year ended December 31, 2009:

	Revenue	Percentage
Customer	(In thousands)	(%)
Handan Hongzhi Ltd	$892	21%
Ningxia Jinhe Ltd	815	19%
Laiwu Steel Ltd	638	15%
Inner Mongolia Huadesanli Trading Ltd	621	15%
Zibo Bofeng Ltd	475	11%
	$3,441	81%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 8.	FINANCIAL STATEMENTS.

Please see the “Consolidated Financial Statements of the Company” beginning on page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no reportable events as required by Item 304(b) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES.

Effectiveness of Control Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, as appropriate, to allow such persons to make timely decisions regarding required disclosures. Based upon the results of our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control—Integrated Framework, (“COSO”) Based on its assessment, management believes that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter within the fiscal year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is certain information concerning each of the directors and executive officers of the Company as of March 28, 2011. None of our directors or executive officers holds directorships in other public companies as of March 28, 2011 except Gene Michael Bennett who is also an independent director for China Agritech Inc. (NASDAQ:CAGC) and China Pharma Holdings, Inc. (AMEX:CPHI)  and Konman Wong who is also an independent director for Group Sense (International) Limited (HKG:0601) and Polyard Petroleum International Grup Ltd (HKG:8011).

The directors listed below will serve until the Company’s next annual meeting of the stockholders:

Name	Age	Position
Xiaojing Yu	54	Director, CEO and Chairwoman of the Board
Helin Cui	55	Director, President and Chief Operating Officer
Xueming Xu	50	Director
Jiayin Zhu	29	Chief Financial Officer
Liancheng Li	44	Director, Chairman of Compensation Committee
Jian Zhang	69	Director, Chairman of Corporate Governance and Nominating Committee
Konman Wong	47	Director
Ligang Wang	50	Vice President and President of Qianzhen Mining
Gene Michael Bennett	63	Director and Chairman of Audit Committee

Ms. Xiaojing Yu has served as Director, Chief Executive Officer and Chairwoman of the Board of Directors of the Company since September 15, 2006. She has over 20 years’ experience in the mining industry. She currently also serves as director and chairwoman of Inner Mongolia Wulatehou Banner Qianzhen Mining and Processing Co., Ltd and Inner Mongolia Xiangzhen Mining Co., Ltd. She has served in that capacity since May 2002. Prior to that, she was the general manager of Dalian Zhikun Metal Materials Co. Ltd and finance manager of Gansu Baiyin Nonferrous Industrial Corporation. Ms. Yu also serves as the Executive Vice President of China Fluorite Industry Association. She attended an advanced Management Program run by Tsing Hua University.

Mr. Helin Cui serves as Director, President and Chief Operating Officer. He has more than 20 years’ experience in the mining industry. He is currently a director and deputy chairman of Inner Mongolia Wulatehou Banner Qianzhen Mining and Processing Co., Ltd and of Inner Mongolia Xiangzhen Mining Co., Ltd. He has serves in that capacity since May 2002. Prior to that, Mr. Cui worked at Gansu Province’s No. 3 Geological Team as a technician, engineer and team leader and deputy general manager at Baiyin Trading Company in Gansu Province. He graduated from the Xi’an Geology College.

Mr. Xueming Xu serves as Director. He has more than 20 years’ experience in the mining industry. He is currently director and President of Inner Mongolia Wulatehou Banner Qianzhen Mining and Processing Co., Ltd and of Inner Mongolia Xiangzhen Mining Co., Ltd. He has served in that capacity since May 2002. Prior to that, Mr. Xu served as technician, vice-superintendent and superintendent at Inner Mongolia’s Huiyaokou Iron Ore Plant and deputy general manager of Inner Mongolia Dongshengmiao Mining Co., Ltd. Mr. Xu graduated from Lianyungang College of Chemical Mining and attended an advanced Management Program run by Tsing Hua University.

Mr.Liancheng Li serves as Director and the Chairman of the Compensation Committee. Mr. Li brings over 20 years working experience in senior management and technology research and development.  From 2005 to present, as senior engineer, Mr. Li served as the vice-director of Information Center of Tianjin Chemical Research & Design Institute of China National Offshore Oil Corp. Mr. Li acted as the vice director of China National Inorganic Salts Information Center from 1997 to present. From 1989 to 1994, Mr. Li served as a chemical economic analyst of Tianjin Research Institute of Chemical Industry. Mr. Li holds a bachelors degree in chemical engineering from Zhengzhou Institute of Technology.

Mr. Jian Zhang serves as Director and Chairman of the Nominating & Corporate Governance Committee. He has over 30 years’ experience in nonferrous mining, project construction and management and is currently an external director of China Construction Materials Company Ltd since August 2005. Prior to that, Mr. Zhang was President of China Nonferrous Mining Construction Group from September 2003 to August 2005. He served as President of China Nonferrous Mining Construction Group April 2002 to September 2003. Mr. Zhang graduated from the environmental engineering department of Xi’an Mining Architecture College in 1968.

Mr. Konman Wong is currently Managing Director of Action Precision Ltd., a metal casting manufacturer for the telecommunication industry. Mr. Wong also serves as the Managing Director of Fortune Capital Group Ltd. He is a member of AICPA and HKICPA. Mr. Wong graduated in December 1988 from the University of Hawaii at Manoa with a bachelor’s degree in Accounting. Currently, he serves as Independent and non－Executive Director of Group Sense International Limited and Polyard Petroleum International Group Limited, both of which companies are Hong Kong listed companies.

Mr. Jiayin Zhu serves as the Chief Financial Officer of the Company. He was appointed as CFO on March 16, 2011. Most recently, Mr. Zhu held the position of Financial Manager with the Company from June of 2010 until his appointment to the CFO position. Previously, Mr. Zhu held the positions of Deputy Financial Manager and Accountant with the company, from February of 2009 until June of 2010 and from April of 2008 until February of 2009, respectively. Mr. Zhu received his master’s degree in management from Liaoning Technical University in 2008. Mr. Zhu received his bachelor’s degree in economics from Central China Normal University in 2005.

Mr. Gene Michael Bennett serves as Director. He is the CEO of AGBA a NGO that assists Chinese companies to develop business in the West. Mr. Bennett also is the Audit Chair on the Boards of Directors of three Chinese based companies listed on either the Nasdaq or the AMEX exchanges (CAGC, CPHI, SHZ). He is also in the process of finishing his thesis on corporate governance in the PRC for his Doctorate at the City University of Hong Kong. Mr. Bennett was raised and educated in the U.S. and holds an MBA in Finance from Michigan State University and was a CPA (inactive) in the state of Colorado and has taught at the University of Hawaii, California State University at Fullerton, Chaminade University in Honolulu and Chapman University in Orange, California.

Mr. Ligang Wang has served as Vice President. Since July 2002, he has served as President of Qianzhen Mining. He has more than 20 years’ experience in mine management. From January 1986 to June 2002, he worked as plant manager in the Wulatehou Banner Baynnur Mining.

Each of the directors named above will serve until our next Annual Meeting of Stockholders or until their successors are duly elected and qualified. Directors will be elected for one-year terms at the Annual Meeting of Stockholders. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current directors to our Board of Directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly allow participation in or influence the management of our affairs.

There are no agreements or understandings for any officer or director to resign at the request of another person, and none of our officers or directors is acting on behalf of, or will act at the direction of, any other person.

As directors of the Company, we elected them based on their experiences in financial or industrial work. Most of our directors have over 20 years’ experience in the relevant industries, such as Messrs. Helin Cui, Xueming Xu, and Jian Zhang, and Liancheng Li who all have over 20 years’ experience in the management of nonferrous mining. Thus are qualified for being directors of the Company which is mainly engaged in the business of mining operations. As an Amex listed company, we also appoint some financial experts as the director of the Company, for example, Messrs. Gene Michael Bennett and Konman Wong.

Ms. Xiaojing Yu has over 20 years’ experience in the mining and finance industries. As the founder of the Company, she is a major shareholder (currently 49.2%) of the Company. To stabilize the experienced management team and for the long term development of the Company, she has served as both the Chairwoman of Board and the CEO of the Company.

We do not have a Lead Independent Director. We consider the diversity in identifying nominees for director in two aspects: sufficient experiences in management of mining operations and finance.

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”) that is applicable to all employees, consultants and members of the Board of Directors, including the Chief Executive Officer, Chief Financial Officer and Secretary. This Code embodies our commitment to conduct business in accordance with the highest ethical standards and applicable laws, rules and regulations. We will provide any person a copy of the Code, without charge, upon written request to the Company. Requests should be addressed in writing to: Fulun Song, office of the Board of Directors, China Shen Zhou Mining & Resources, Inc., Suite 1211, Zeyang Tower, No. 166 Fushi Road, Shijingshan District, Beijing, China 100043.

Director Nominees Recommended by Stockholders

We have not implemented any changes to the procedures by which stockholders may recommend nominees to our board of directors since we last disclosed those procedures in our most recent proxy statement.

Board Composition; Audit Committee and Financial Expert

Our Board has 7 members, of which 4 are independent directors. The independent directors are Gene Michael Bennett, Jian Zhang, Konman Wong and Liancheng Li. We have an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee. The Audit Committee has been established as a separately-designated standing committee in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee has at least one member, Mr. Gene Michael Bennett, who meets the definition of an “audit committee financial expert” under SEC rules and whom the Board has determined to be “independent”.

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

Audit Committee held 3 meetings in 2010 and the attendance rates for all committee members were 100%.

Compensation Committee. The Compensation Committee is responsible for the administration of all salary, bonus and incentive compensation plans for our officers and key employees. The members of the Compensation Committee are Konman Wong, Jian Zhang andLiancheng Li, with Liancheng Lias the chairman, all of whom are “independent” directors.

Compensation Committee held 1 meetings in 2010 and the attendance rates for all committee members were 100%.

Nominating and Corporate Governance Committee The Nominating and Corporate Governance Committee is responsible for overseeing, reviewing, and making periodic recommendations concerning the company’s corporate governance policies and recommending candidates for election to the Company’s Board of Directors. The committee also oversees our adherence to our corporate governance standards. The members of the committee are Jian Zhang, Konman Wong, and Liancheng Li with Jian Zhang as the chairman.

Nominating and Corporate Governance Committee held 2 meetings in 2010 and the attendance rates for all committee members were 100%.

In 2010, the board of directors held 6 meetings and attendance rates for all board members were 98%.

ITEM 11.	EXECUTIVE COMPENSATION

During 2010, no executive officer’s total annual salary and bonus exceeded $100,000.

Summary Compensation Table

Name and Principal Underlying Positions (a)	Year (b)	Salary Paid in Cash (c)	Bonus (d)	Option Awards (e)	Stock Awards (f)***	Non-equity Incentive Plan Compensation (g)	Nonqualified Deferred Compensation Earnings (h)	All Other Compensation (i)	Total (j)
Xiaojing Yu, CEO	2010	$70,808	$0	$0	0	$0	$0	$0	$70,808
	2009	$70,287	$0	$0	0	$0	$0	$0	$70,287
Xueming Xu, President and COO*	2010	$26,553	$0	$0	0	$0	$0	$0	$26,553
	2009	$39,550	$0	$0	0	$0	$0	$0	$39,550
Helin Cui, President and COO*	2010	$46,026	$0	$0	0	$0	$0	$0	$46,026
	2009	$29,587	$0	$0	0	$0	$0	$0	$29,587
Steven Wang, CFO**	2010	$6,294	$0	$0	0	$0	$0	$0	$6,294
	2009	$0	$0	$0	0	$0	$0	$0	$0
Jiusheng Zhang, CFO**	2010	$14,113	$0	$0	0	$0	$0	$0	$14,113
	2009	$22,980	$0	$0	0	$0	$0	$0	$22,980
Ligang Wang, Vice President	2010	$23,013	$0	$0		$0	$0	$0	$23,013
	2009	$10,538	$0	$0	0	$0	$0	$0	$10,538

* Helin Cui was appointed as Chief Operating Officer and President in addition to being a director on December 3, 2009. On this date, Xueming Xu resigned from the position of Chief Operating Officer and President. He remains a Director of the Company.

** Jiusheng Zhang was appointed CFO in March 2009 and his stock awarded in 2008 was issued for his service of financial consultancy. Jiusheng Zhang was CFO until Steven Wang was appointed CFO in August 2010. Steven Wang resigned effective March 16, 2011 and was succeeded by Jiayin Zhu.

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

On February 4, 2010, 760,000 common shares were issued to 42 persons of employees, consultants, officers and directors under 2009 Omnibus Long-term Incentive Plan. The number of shares of stock awarded to each officer, director, employee or consultant was determined by dividing the amount of back pay due such officer, director, employee or consultant by $0.38 which was the average daily trading price per share for the Company’s common stock in December 2008.

Director Compensation

Compensation for all directors in 2010 as follows:

Name (a)	Year	Fees Paid in Cash (b)	Stock Awards (c) **	Option Awards (d)	Non-Equity Incentive Plan Compensation (e)	Nonqualified Deferred Compensation Earnings (f)	All Other Compensation (g)	Total (h)
Youming Yang*	2010	$11,506	—	—	—	—	—	$11,506

Liancheng Li*,**	2010	$1,180	—	—	—	—	—	$1,180

Jian Zhang**	2010	$12,687		—	—	—	—	$12,687

Konman Wong**	2010	$12,687	—	—	—	—	—	$12,687

Gene Michael Bennett**	2010	$14,600	—	—	—	—	—	$14,600

* Independent director Mr. Liancheng Li was appointed independent director of the company in November 2010. On this date, Youming Yang resigned from his independent director position with the Company.
** Independent director

We paid independent directors compensation of $12,687 in 2010, except the Chairman of Audit Committee, Gene Michael Bennett whose 2010 compensation was $14,600.

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

The following table sets forth certain information as of March 28, 2011 relating to the beneficial ownership (as defined by the rules of the SEC) of shares of common stock by (i) each person who owns beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our executive officers as of March 28, 2011, and (iv) all of our executive officers and directors as a group.

	Amount and Nature of Beneficial Ownership (1)
Name and Address	Number of Shares(2)	Percentage Owned (3)
Xiaojing Yu, CEO	15,167,000	49.2%
Xueming Xu, Director	1,790,000	5.8%
Helin Cui, COO & President	8,800	*
Jiayin Zhu, CFO***	100	*
Jian Zhang, Independent Director	10,000	*
Liancheng Li, Independent Director	-	*
Gene Michael Bennett, Independent Director	10,000	*
Konman Wong, Independent Director	-	*
Ligang Wang, Vice President	34,300	*
Directors and executive officers as a group (9 persons)	17,020,200	55.2%

*	Less than 1%
**	Including the common shares awarded under 2009 Omnibus Long-term Incentive Plan approved on October 29, 2009.
***	Jiayin Zhu replaced Steven Wang as CFO on March 16, 2011

(1)
As of March 28, 2011, there were 30,811,397 shares of common stock outstanding. Each person named above has sole investment and voting power with respect to all shares of the common stock shown as beneficially owned by the person, except as otherwise indicated below.

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

(3)
In determining the percent of common stock owned by a person (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the shares of common stock outstanding as of March 28, 2011, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no related party transactions for the years ended December 31, 2010 and 2009, respectively, except for loans and repayments to related parties. Amounts due to related parties consisted of the following:

	December 31,
	2010	2009
	(In thousands)	(In thousands)
Due to directors of the Company:
Ms. Xiaojing Yu, CEO of the Company (a)	$102	$145
Mr. Xueming Xu, Director of the Company (b)	12	27
Mr. He Lin Cui, COO of the Company (c)	-	1
Due to Mr. Xiao Ming Yu, General Manager of Xiangzhen (d)	431	305
Due to Wulatehouqi Mengxin Co., Ltd., the former minority shareholder of Xingzhen Mining (e)	-	479
Mr. Mao Huang, the minority shareholder of Xingzhen Mining (f)	1,894	1,340
	$2,439	$2,297
(a)	Ms. Yu is the CEO of the Company.

(b)	Mr. Xu is a director of the Company.

(c)	Mr. Cui is the COO of the Company.

(d)	Mr. Yu is the General Manager of Xiangzhen Mining.

(e)	Wulatehouqi Mengxin Co., Ltd. is the former minority shareholder of Xingzhen Mining, and transferred all the shareholder’s rights and loans of Xingzhen Mining to Mr. Huang (f).

(f)	Mr. Huang is the minority shareholder of Xingzhen Mining.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Sherb & Co. LLP (“Sherb”) has audited our financial statements for the 2010 and 2009 fiscal years. All of the services described below were approved by our board prior to performance. Our board has determined that the payments made to its independent accountant for these services are compatible with maintaining such auditor's independence.

Audit Fees. The aggregate fees billed by Sherb for professional services rendered for the audit of the Company’s financial statements and review services for interim quarterly financial statements for the fiscal years ended December 31, 2010 and 2009 were $172,000 and $160,000, respectively.

Audit-Related Fees. There were no fees for assurance and related services by Sherb for the fiscal year ended December 31, 2010 and 2009.

Tax Fees. There were no fees for tax compliance, tax advice or tax planning services by Sherb for the fiscal year ended December 31, 2010 and 2009.

All Other Fees . There were no other fees for either audit-related or non-audit services billed by Sherb for the fiscal years ended December 31, 2010 and 2009.

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

3.1	Amended and Restated Articles of Incorporation of the Company, effective December 13, 2006 (incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)
3.2	Bylaws of the Company adopted on November 27, 2006 (incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)
3.3	Bylaws of China Shen Zhou Mining & Resources, Inc., dated November 2, 2007 (incorporated by reference to the Company’s Form 8-K filed with SEC on November 05, 2007.)
10.1	Indenture dated December 27, 2006 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 29, 2006)
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
10.6
Stock Option Agreement by and between the Company and Shenzhen DRB Investment Consultant, Limited, dated December 3, 2005 (incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)

10.7
Letter Agreement by and between the Company and American Eastern Securities, Inc., dated November 1, 2006, as amended on December 27, 2006 (incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)

10.8
Stock Purchase Agreement by and between American Federal Mining Group, Inc. and Xinjiang Buerjin County Xingzhen Mining Co., Ltd., dated April 28, 2006, as amended on July 6, 2006 and July 20, 2006 (Incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)

10.9
Stock Purchase Agreement by and between American Federal Mining Group, Inc. and Inner Mongolia Qingshan Nonferrous Metal Development Co., Ltd., dated April 12, 2006, as amended on July 8, 2006 and July 20, 2006 (incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)

10.10
Share Equity Acquisition Agreement by and between Inner Mongolia Xiangzhen Mining Group, Ltd. and Jiaxing Li and Guan Huang, dated as of November 6, 2006 (incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)

10.11
Industrial Product Sales Contract by and between Inner Mongolia Wulatehouqi Qianzhen Ore Processing Co., Ltd. and Baiyin Nonferrous Metal Group. Co., Ltd., dated July 28, 2006 (Incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)

10.12
Refined Zinc Ore Supply Agreement by and between Wulatehouqi Qianzhen Ore Processing Co., Ltd. and Zijin Nonferrous Metal Co., Ltd., dated as of March 26, 2006 (incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)

10.13
Contract by and between Wulatehouqi Qianzhen Ore Processing Co., Ltd. and Wulatehouqi Zijin Mining Co., Ltd., dated as of December 10, 2006 (incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)

10.14
Fluorite Purchase Agreement by and between Inner Mongolia Xiangzhen Fluorite Industrial Co., Ltd. and Langfang Xinda Iron Alloy Co., Ltd., dated as of April 23, 2006 (iIncorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)

10.15
Contract by and between American Federal Mining Group, Inc., Xiaojing Yu and Inner Mongolia Wulatehouqi Qianzhen Ore Processing Co., Ltd., dated as of February 16, 2006 (incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)

10.16
Industrial Product Sales Contract by and between Inner Mongolia Xiangzhen Mining Co., Ltd. and Beijing Capital Steel Company Limited by Shares, dated as of March 31, 2005 (incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)

10.17
Fluorite Powder Supply Agreement by and between Ningxia Jinhe Chemical Co., Ltd. and Inner Mongolia Xiangzhen Mining Group Co., Ltd. dated as of April 3, 2006 (incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)

10.18
Working Capital Loan Agreement by and between Inner Mongolia Xiangzhen Mining Group Co., Ltd. and China Industrial and Commerce Bank, dated as of November 30, 2006 (incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)

10.19
Equity Transfer Agreement, dated as of December 10, 2007, by and among Inner Mongolia Xiangzhen Mining Group Co Ltd., Xiaojing Yu, and Dechang Wang (incorporated by reference to the Company’s Form 8-K filed with SEC on December 12, 2007)

10.20
Stock Purchase Agreement by and between Inner-Mongolian Xiangzhen Mining Group Ltd. Co and Xinjiang Tianxiang Development Co. of New Technology, dated June 25, 2007 (incorporated by reference to the Company’s 10-KSB filed on April 14, 2008)

10.21
Share Purchase Agreement by and between Inner Mongolia Xiangzhen Mining Group Co., Ltd. and Fortune Pegasus International Limited, dated September 21, 2009 (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed on September 25, 2009)

10.22
Notes Repurchase Agreement by and between China Shen Zhou Mining & Resources, Inc. and Mountview Path Limited, dated September 22, 2009 (incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed on September 25, 2009)

10.24	Form of Securities Purchase Agreement (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed on January 19, 2011)
10.25	Form of Warrant to Purchase Common Stock (incorporated by reference to exhibit 4.1 to the Company’s Form 8-K filed on January 19, 2011)
14.1	Code of Ethics, dated as of April 16, 2007 (incorporated by reference to the Company’s Form 10-KSB filed on April 17, 2007)
21.1*	Subsidiaries of the Company
23.1*	Consent of Independent Auditor
23.2*	Consent of Consultant
31.1*	Statement of Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
31.2*	Statement of Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350
32*	Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SHEN ZHOU MINING & RESOURCES, INC.

Dated: March 29, 2011	/s/ Xiaojing Yu
Xiaojing Yu
Director, Chief Executive Officer, and Chairman of the Board
(Principal Executive Officer)
Dated: March 29, 2011	/s/ Jiayin Zhu
Jiayin Zhu
Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiaojing Yu	Chairman of the Board and Chief Executive Officer	March 29, 2011
Xiaojing Yu	(Principal Executive Officer)

/s/ Jiayin Zhu	Chief Financial Officer	March 29, 2011
Jiayin Zhu	(Principal Accounting and Financial Officer)

/s/ Helin Cui	Director, Chief Operating Officer	March 29, 2011
Helin Cui

/s/ Xueming Xu	Director	March 29, 2011
Xueming Xu

/s/ Gene Michael Bennett	Director	March 29, 2011
Gene Michael Bennett

/s/ Jian Zhang	Director	March 29, 2011
Jian Zhang

/s/ Konman Wong	Director	March 29, 2011
Konman Wong

/s/ Liancheng Li	Director	March 29, 2011
Liancheng Li

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
China Shen Zhou Mining & Resources, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Shen Zhou Mining & Resources, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of their operations and their cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses, negative cash flows from operations and has a working capital deficit as more fully described in Note 2. These issues raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Sherb & Co., LLP
Certified Public Accountants
New York, New York
March 25, 2011

CHINA SHEN ZHOU MINING & RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$1,546	$333
Accounts receivable, net	162	302
Prepayment for office rent	82	-
Other deposits and prepayments, net	851	855
Inventories	7,243	3,721
Restricted assets	115	740
Total current assets	9,999	5,951

Prepayment for office rent	-	280
Available for sale investment	-	146
Property, machinery and mining assets, net	34,193	34,902
Total assets	$44,192	$41,279

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,482	$4,694
Short term bank loans	8,061	3,603
Other payables and accruals	6,163	6,667
Taxes payable	644	333
Total current liabilities	17,350	15,297

Long term loans	2,630	-
Due to related parties	2,439	2,297
Total liabilities	22,419	17,594

STOCKHOLDERS’ EQUITY:
Common Stock ($0.001 par value; 50,000,000 shares authorized; 27,974,514 shares and 27,214,514 shares issued and outstanding as of December 31, 2010 and 2009, respectively	28	27
Additional paid-in capital	29,508	28,518
PRC statutory reserves	1,672	1,672
Accumulated other comprehensive income	4,357	3,839
Accumulated deficit	(13,630)	(10,342)
Stockholders' equity - China Shen Zhou Mining & Resources, Inc. and Subsidiaries	21,935	23,714
Noncontrolling interest	(162)	(29)
Total stockholders’ equity	21,773	23,685
Total liabilities and stockholders’ equity	$44,192	$41,279

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2010	2009
Net revenue	$11,612	$4,192
Cost of sales	8,604	3,934
Gross profit	3,008	258

Operating expenses:
Selling and distribution expenses	104	94
General and administrative expenses	4,145	5,804
Provision for doubtful accounts	355	15
Impairment provision for inventories	287	34
Impairment provision for mining assets	1,354	-
Total operating expenses	6,245	5,947

Net loss from operations	(3,237)	(5,689)

Other income (expense):
Interest expense	(589)	(2,989)
Gain on convertible debt extinguishment	-	13,959
Provision for available for sale investment	(148)	-
Other, net	553	98
Total other income	(184)	11,068

Income (loss) from continuing operations before income taxes	(3,421)	5,379

Provision of income taxes	-	(200)

Income (loss) from continuing operations	(3,421)	5,179

Discontinued operations (Note 3):
Loss from operations of discontinued component	-	(740)
Loss on disposal of discontinued subsidiary	-	(1,476)
Loss from discontinued operations	-	(2,216)

Net (loss) income	(3,421)	2,963
Less: Noncontrolling interests attributable to the noncontrolling interests	133	51
Net (loss) income - attributable to China Shen Zhou Mining & Resources, Inc. and Subsidiaries	(3,288)	3,014

Other comprehensive income:
Foreign currency translation adjustments	518	(181)
Comprehensive (loss) income	$(2,770)	$2,833

Net (loss) income per common share – basic and diluted
From continuing operations	$(0.11)	$0.23
From discontinued operations	-	(0.10)
	$(0.11)	$0.13

Weighted average common shares outstanding
- Basic and Diluted	27,902	22,324

 The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Amounts in thousands)

	Common Stock Number of		Additional Paid-in	PRC Statutory	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Reserves	Deficit	Income	Interest	Equity
Balance at January 1, 2009	22,215	$22	$25,251	$1,672	$(13,356)	$4,020	$22	$17,631

Repayment of convertible debt	-	-	(4,878)	-	-	-	-	(4,878)
Issuance of shares for repurchase the convertible notes	5,000	5	8,145	-	-	-	-	8,150
Net income (loss) for the year ended December 31, 2009	-	-	-	-	3,014	-	(51)	2,963
Foreign currency translation adjustment	-	-	-	-	-	(181)	-	(181)

Balance at December 31, 2009	27,215	27	28,518	1,672	(10,342)	3,839	(29)	23,685
Issuance of shares for employees compensation	760	1	752	-	-	-	-	753
Debt discount	-	-	238	-	-	-	-	238
Net loss for the year ended December 31 , 2010	-	-	-	-	(3,288)	-	(133)	(3,421)
Foreign currency translation adjustment	-	-	-	-	-	518	-	518

Balance at December 31, 2010	27,975	$28	$29,508	$1,672	$(13,630)	$4,357	$(162)	$21,773

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share data)

	For the Year Ended December 31,
	2010	2009

Cash flows from operating activities:
Net (loss) income	$(3,288)	$3,014
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss from operations of discontinued component, net of income tax benefits	-	740
Loss on sale of discontinued operations, net of income taxes	-	1,476
Gain on sale of repurchase convertible notes	-	(13,959)
Provision for doubtful accounts	355	15
Impairment provision for inventories	287	34
Provision for available for sale investment	148	-
Impairment provision for mining assets	1,354	-
Depreciation and amortization	2,492	2,514
Fair value adjustment of warrants	-	7
Loss on disposal of property, machinery and mining assets	-	15
Accrual of coupon interests and accreted principal	-	1,169
Amortization of deferred financing costs	-	1,207
Amortization of debt issuance costs	-	318
Noncontrolling interests	(133)	(51)
Forgiveness of payroll payables	(300)	-
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	48	244
Other deposits and prepayments	(220)	256
Prepayment for office rent	198	225
Inventories	(3,687)	(797)
Restricted assets	649	(740)
Increase (decrease) in -
Accounts payable	(2,366)	1,224
Other payables and accruals	434	2,028
Taxes payable	300	(82)
Net cash used in operating activities from continuing operations	(3,729)	(1,143)
Net cash used in operating activities from discontinued operations	-	(33)
Net cash used in operating activities	(3,729)	(1,176)
Cash flows from investing activities:
Purchases of property, machinery and mining assets	(2,103)	(2,520)
Sales of property, machinery and mining assets	75	1,987
Net cash used in investing activities from continuing operations	(2,028)	(533)
Net cash provided by disposal of discontinued operations	-	8,200
Net cash (used in) provided by investing activities	(2,028)	7,667
Cash flows from financing activities:
Repayment at the convertible notes	-	(8,000)
Due to related parties	67	(193)
Repayment at short-term bank loans	(5,036)	(2,518)
Proceeds from short-term bank loans	12,142	4,362
Net cash provided by (used in) financing activities	7,173	(6,349)
Foreign currency translation adjustment	(203)	(9)

Net increase in cash and cash equivalents	1,213	133

Cash and cash equivalents at the beginning of the year	333	200
Cash and cash equivalents at the end of the year	$1,546	$333

Non-cash investing and financing activities
Shares issued to employees as share based compensation	$753	$-

Supplemental disclosures of cash flow information:
Cash paid for interest expenses	$415	$241
Cash paid for income tax	$-	$-

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

At December 31, 2010, the subsidiaries of China Shen Zhou Mining & Resources, Inc. are as follows:

Name	Domicile and Date of Incorporation	Paid-in Capital		Percentage of Effective Ownership	Principal Activities

American Federal Mining Group, Inc. (“AFMG”)	Illinois November 15, 2005	USD	10	100%	Investments holdings

Inner Mongolia Xiangzhen Mining Industry Group Co. Ltd. (“Xiangzhen Mining”)	The PRC July 3,2002	RMB	88,860,699	100%	Acquisition, exploration and extraction, and development of natural resource properties

Inner Mongolia Wulatehouqi Qianzhen Ore Processing Co., Ltd. (“Qianzhen Mining”)	The PRC September 22, 2002	RMB	37,221,250	100%	Sales and processing of nonferrous metals and chemical products

Wulatehouqi Qingshan Non-Ferrous Metal Developing Company Ltd. (“Qingshan Metal”)	The PRC April 23, 1995 (Acquired on April 12, 2006)	RMB	4,100,000	60%	Exploration, extraction and processing of copper, zinc, lead etc

Xinjiang Buerjin County Xingzhen Mining Company (“Xingzhen Mining”)	The PRC April 10, 2006 (Acquired on April 28, 2006)	RMB	50,000,000	90%	Exploration of solid metals, processing and sales of mining products.

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

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has incurred net operating losses of approximately $3.2 million and $5.7 million during the years ended December 31, 2010 and 2009, respectively. The Company had cash used in operations of approximately $3.7 million and $1.2 million for the years ended December 31, 2010 and 2009, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt in addition to executing their business plan.

In 2011 the Company has raised funds used to pay down short-term loans in the amount of $6.05 million and to acquire a 55% interest in Xinyi Fluorite Company Ltd. (see-Note 28)

The Company has also agreed to sell common stock and warrants to purchase common stock to certain institutional investors. (see-Note 28)

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

The Company has recorded a loss from operations of discontinued component, net of income taxes, of approximately $740,000, and a loss on disposal of discontinued subsidiary, net of income taxes, of approximately $1,476,000. In accordance with Accounting Standard Codification (“ASC”) 360, the Company has reflected Tun-Lin’s results of operations in the consolidated statements of operations through the date of the sale as discontinued operations for all periods presented. The assets and liabilities of Tun-Lin in the Company’s consolidated balance sheet as of December 31, 2009 have been reclassified. The cash flows of discontinued operations also have been reclassified.

The following table presents the revenue, net loss from discontinued operations and on disposal of Tun-Lin for the periods presented:

	Years Ended December 31,
	2010		2009
	(In thousands)		(In thousands)
Revenue		$-	$-

Net loss from discontinued operations,	$	Not Applicable	$(740)

Net (loss) on disposal of subsidiary	$	Not Applicable	$(1,476)

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

Xiangzhen’s extraction right license will be expired in March 2011, and there will be some fees for the renew of the license.

Foreign Currency

The Company’s principal country of operations is the PRC. The financial position and results of operations of the Company’s subsidiaries located in the PRC are recorded in Renminbi (“RMB”) as the functional currency, respectively. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

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

	December 31, 2010	December 31, 2009
Balance sheet items, except for the registered and paid-up capital and retained earnings, as of year end	US$1=RMB6.6118	US$1=RMB6.8282

Amounts included in the statements of operations, statements of changes in stockholders’ equity and statements of cash flows for the years then end.	US$1=RMB6.7788	US$1=RMB6.8321

For the years ended December 31, 2010 and 2009, foreign currency translation adjustment of approximately $518,000 and ($181,000), respectively, have been reported as comprehensive income in the consolidated statement of stockholders’ equity and comprehensive income.

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

Asset Impairment

(a) Long-lived Assets

The Company reviews and evaluates its long-lived assets including property, machinery and mining assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable metals, corresponding expected commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital, all based on life-of-mine plans. Existing proven and probable reserves and value beyond proven and probable reserves are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable metals” refers to the estimated amount of metals that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable metals from such exploration stage metal interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable metals prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties. At December 31, 2010, the Company deemed certain long-lived assets to be impaired amount to $1,354,000.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2010, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2010, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

(b) Resource Tax

All units and individuals engaged in the exploitation of mineral products as prescribed in the Regulations within the territory of the PRC are taxpayers of Resource Tax and shall pay Resource Tax. The specific tax amount applicable to taxpayers shall be determined within a prescribed tax amount range, by the Ministry of Finance in consultation with the relevant departments of the State Council in accordance with the resource situation of the taxable products exploited or produced by taxpayers. Exploiting or producing taxable products under different taxable items. The tax payable for Resource Tax shall be computed in accordance with the assessable volume of the taxable products and the prescribed unit tax amount.

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

Comprehensive Income (Loss)

Accumulated other comprehensive income includes foreign currency translation adjustments. Total comprehensive (loss) income for the years ended December 31, 2010 and 2009 was approximately ($2,770,000) and $2,833,000, respectively.

Reclassifications

Certain reclassifications have been made to the prior periods’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or the sum of retained earnings and statutory reserve.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC 820 to require a number of additional disclosures regarding (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect that the adoption of ASU 2010-06 will have a material impact on its consolidated financial statements.

In April 2010, the FASB issued Update No. 2010-17, or ASU 2010-17, Revenue Recognition—Milestone Method, which updates the guidance currently included under topic 605, Revenue Recognition. ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010 and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating the potential impact, if any, of the new accounting guidance on its consolidated financial statements.

In April 2010, the FASB issued an authoritative pronouncement on effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The pronouncement clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition, and therefore should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement is for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected companies will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This amendment is not expected to have a material impact on the Company’s financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

NOTE 5 -ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31
	2010	2009
	(In thousands)	(In thousands)
Accounts receivable	$328	$368
Less: Allowance for doubtful accounts	(166)	(66)
	$162	$302

The activities in the Company’s allowance for doubtful accounts are summarized as follows:

	December 31
	2010	2009
	(In thousands)	(In thousands)
Balance at the beginning of the year	$66	$51
Add: provision during the year	100	15
Balance at the end of the year	$166	$66

NOTE 6 - OTHER DEPOSITS AND PREPAYMENTS

Other deposits and prepayments consist of the following:

	December 31
	2010	2009
	(In thousands)	(In thousands)
Prepayments and advances (a)	$257	$628
Other assets	594	227
	$851	$855

(a) The allowance for other deposit and prepayment is approximately $255,000 and $0 for the year ended December 31, 2010 and 2009, respectively.

NOTE 7 - INVENTORIES

Inventories consisted of the following:

	December 31
	2010	2009
	(In thousands)	(In thousands)
Raw materials	$708	$586
Unprocessed ore	4,818	1,391
Consumables	227	103
Finished goods and semi-manufactured goods	1,490	1,641
	$7,243	$3,721

The impairment provision for inventory is approximately $287,000 for the year ended December 31, 2010 due to Qianzhen’s two years non-operation.

NOTE 8 - RESTRICTED ASSETS

Restricted assets are the deposits saved in the bank account as the guarantee money for the environment protection, the safety in mining production and the issuing bank drafts. As of December 31, 2010 and 2009, the Company has restricted assets of approximately $115,000 and $740,000, respectively.

NOTE 9 - PROPERTY, MACHINERY AND MINING ASSETS, NET

 Property, machinery and mining assets consisted of the following:

	December 31
	2010	2009
	(In thousands)	(In thousands)
Land use rights	$1,758	$1,702
Buildings	13,586	12,986
Machinery	12,168	10,838
Mining assets	10,808	9,890
Motor vehicles	1,405	1,318
Equipment	459	332
Extraction rights	8,512	8,242
Construction in progress	388	269
	49,084	45,577
Less:
Accumulated depreciation and amortization	(13,398)	(10,570)
Impairment provision	(1,493)	(105)
	$34,193	$34,902

Depreciation and amortization

Depreciation and amortization expense in aggregate for the years ended December 31, 2010 and 2009 was approximately $2,492,000 and $2,514,000 respectively.

Impairment provision

An impairment provision of $1,354,000 for the year ended December 31, 2010 was recorded for the mining assets and of Qingshan Metal and Qianzhen Mining for the two years no operation. The accumulated impairment provision of $1,493,000 and $105,000 for the year ended December 31, 2010 and 2009 was recorded for the Mining assets and of Qingshan Metal and Qianzhen Mining.

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

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At December 31, 2010 and 2009, accounts payable and accrued liabilities were approximately $2,482,000 and $4,694,000, respectively. Accounts payable and accrued liabilities are primarily payments due to suppliers and vendors for mining and transportation services.

NOTE 11 - WARRANTS LIABILITY

In connection with the issuance of the convertible notes (as further described in Note 16), the Company issued a put warrant to one of the Company’s financial advisors for the purchase of 875,000 shares of the Company’s common stock at an exercise price of $3.20 per share. This Warrant should be vest and be exercisable at any time, or from time to time during the period commencing from the date hereof, and expiring at 5:00 p.m., Eastern Standard Time on January 1, 2010 (the “Termination Date”)exercisable on or before 3 years from the date of grant. The Company has had the fair value of the put warrant computed by using the Black-Scholes model. As of December 31, 2009, the fair value of the put warrant is zero due to the Company’s common share market price being lower than exercise price. No warrant had been exercised by January 1, 2010 and the warrant expired that day.

NOTE 12 - SHORT-TERM LOANS

Short-term loans consisted of the following:

	December 31,	December 31,
	2010	2009
	(in thousands)	(in thousands)
6.37% note payable to Baiyin Credit Union matures on December 28, 2010 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining and secured by the time deposit of Ms. Helin Cui, a director of the Company.	$-	$88
6.37% note payable to Baiyin Credit Union matures on August 18, 2010 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining and secured by the time deposit of Ms. Xiaojing Yu, a director of the Company.	-	117
8.50% note payable to Baiyin Credit Union matures on December 29, 2010 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Xiangzhen Mining.	-	878
8.50% note payable to Baiyin Credit Union matures on February 13, 2010 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining.	-	220
8.50%% note payable to Baiyin Credit Union matures on February 13, 2010 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	-	103
8.50% note payable to Baiyin Credit Union matures on March 23, 2010 with interest due on the 20th day of each quarter and principal due at date of maturity, which is in the name of a related party and guaranteed by Xiangzhen Mining.	-	322
7.65% note payable to China Citic Bank matures on May 21, 2010, guaranteed by Xiangzhen Mining (a).	-	1,465
12.21% note payable to Wulatehouqi Credit Union matures on March 11, 2010 , which is in the name of a related party and guaranteed by Qianzhen Mining	-	410
6.97% note payable to Baiyin Credit Union matures on December 28, 2011 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining and secured by the certificate of deposit of Ms. Helin Cui, a director of the Company	91	-
6.37% note payable to Baiyin Credit Union matures on August 18, 2011 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining and secured by the certificate of deposit of Ms. Xiaojing Yu, a director of the Company	121	-
9.45% note payable to Baiyin Credit Union matures on December 21, 2011 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Xiangzhen Mining	877	-
9.45% note payable to Baiyin Credit Union matures on March 21, 2011 with interest due on the 20th day of each quarter and principal due at date of maturity, which is in the name of a related party and guaranteed by Xiangzhen Mining	242	-
10.01% note payable to Baiyin Credit Union matures on February 4, 2011with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	189	-
10.01% note payable to Baiyin Credit Union matures on February 4, 2011 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	68
13.28% note payable to Wulatehouqi Credit Union matures on April 11, 2011 , which is in the name of a related party and guaranteed by Qianzhen Mining	423	-
7.01% note payable to China Citic Bank matures on February 15, 2011, collateralized with Xiangzhen’s extraction right, land use right and some machineries	756	-
7.01% note payable to China Citic Bank matures on February 12, 2011, collateralized with Xiangzhen’s extraction right, land use right and some machineries	2,269	-
7.01% note payable to China Citic Bank matures on February 14, 2011, collateralized with Xiangzhen’s extraction right, land use right and some machineries	3,025	-
	$8,061	$3,603

NOTE 12 - LONG-TERM LOANS

Long-term loans consisted of the following:

	December 31,	December 31,
	2010	2009
	(in thousands)	(in thousands)
5.15%-interest note payable to Ms. Yanling Ding matures on January 26, 2012, collateralized with Xingzhen’s extraction right and the ore processing plant	$2,630	$-

 NOTE 14 - OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:

	December 31,
	2010	2009
	(In thousands)	(In thousands)
Accrued debt issuance costs (a)	$-	$46
Receipts in advance	2,058	1,788
Accruals for payroll, bonus and other operating expenses	690	1,380
Payables for construction service vender	1,635	882
Others payables	1,780	2,571
	$6,163	$6,667

(a) The balance mainly represents outstanding legal service fees payable in connection with the issuance of the convertible notes.

(b) As of December 31, 2010, Receipts in advance total approximately $2,058,000, which consists of receivables from 10 customers.
 The following table shows the receipts in advance of the Company’s major customers (10% or more of consolidated receipts in advance) as of December 31, 2010:

	Receipts in advance	Percentage
Customer	(In thousands)	(%)
RuiPeng Mining Ltd	$1,514	74%

As of December 31, 2009, Receipts in advance total approximately $1,788,000 which consists of receivables from 8 customers.

The following table shows the receipts in advance of the Company’s major customers (10% or more of consolidated receipts in advance) as of December 31, 2009:

	Receipts in advance	Percentage
Customer	(In thousands)	(%)
RuiPeng Mining Ltd	$1,075	60%
Zibo Bofeng Ltd	347	19%
	$1,422	79%

NOTE 15 - DUE TO RELATED PARTIES

Due to related parties consisted of the following:

	December 31,
	2010	2009
	(In thousands)	(In thousands)
Due to directors of the Company:
Ms. Xiaojing Yu, CEO of the Company (a)	$102	$145
Mr. Xueming Xu, Director of the Company (b)	12	27
Mr. He Lin Cui, COO of the Company(c)	-	1
Due to Mr. Xiao Ming Yu, General Manager of Xiangzhen (d)	431	305
Due to Wulatehouqi Mengxin Co., Ltd, the former minority shareholder of Xingzhen Mining (e)	-	479
Mr. Mao Huang, the minority shareholder of Xingzhen Mining (f)	1,894	1,340
	$2,439	$2,297

On December 8, 2009, the Company entered into agreements with all their related parties, that their advances are interest-free, unsecured and have no fixed terms of repayment until December 8, 2012. Amount due to related parties as of December 31, 2010 are interest-free, unsecured and with no fixed terms of repayment.

(a)	Ms. Yu is the CEO of the Company.

(b)	Mr. Xu is a director of the Company.

(c)	Mr. Cui is the COO of the Company.

(d)	Mr. Yu is the General Manager of Xiangzhen Mining.

(e)	Wulatehouqi Mengxin Co., Ltd is the former minority shareholder of Xingzhen Mining, and transferred all the shareholder’s rights and loan of Xingzhen Mining to Mr. Huang (f).

(f)	Mr. Huang is the minority shareholder of Xingzhen Mining.

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

NOTE 17 - PRC STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company’s PRC subsidiaries were required to transfer 10% of their profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve and a percentage of not less than 5%, as determined by management, of the profit after tax to the public welfare fund. With the amendment of the PRC Companies Law which was effective from January 1, 2006, enterprises in the PRC are no longer required to transfer any profit to the public welfare fund. Any balance of public welfare fund brought forward from December 31, 2005 should be transferred to the statutory surplus reserve. The statutory surplus reserve is non-distributable. There was no statutory reserve transferred in the years ended December 31, 2010 and 2009.

NOTE 18 - ASSET RETIREMENT OBLIGATIONS

According to the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” of the PRC, mining companies causing damages to cultivated land, grassland or forest are required to restore the land to a state approved by the local governments. The local governments administering the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” on the Company’s two mines, “Sumochaganaobao Fluorite Mine” and “Mining site No. 2”, have confirmed that the Company is not required to restore or rehabilitate the two mining sites because those two mining sites are located at distant areas and the Company’s mining and extraction activities have not affected the surrounding environment. The Company’ property, machinery and mining assets related to those two mining sites at December 31, 2010 and 2009 were not subject to an asset retirement obligation.

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

The Company’s mining operations are subject to “Natural Resource Compensation Charges”, but the charging rate varies in different cities in the PRC. Xiangzhen Mining and Xingzhen Mining were charged at net revenue * 2%* a special index solely determined by the local government. Qingshan Metal and Qianzhen Mining was engaged in refinery of metals and no involved in any mining activities in 2010. As such, they are not subject to the charge.

For the years ended December 31, 2010 and 2009, Natural Resource Compensation Charges of approximately $268,000 and $78,000 respectively, were charged to operations and included in cost of sales.

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

Mining industry in PRC

The Company's mining operations are and will be subject to extensive national and local governmental regulations in China which regulations may be revised or expanded at any time. A broad number of matters are subject to regulation. Generally, compliance with these regulations requires the Company to obtain permits issued by government, state and local regulatory agencies. Certain permits require periodic renewal or review of their conditions. The Company cannot predict whether it will be able to obtain or renew such permits or whether material changes in permit conditions will be imposed. The inability to obtain or renew permits or the imposition of additional conditions could have a material adverse effect on the Company's ability to develop and operate its properties.

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

Capital commitment

The following table shows the Company Contracted unpaid purchase which have not been received as of:

	December 31,
	2010	2009
	(In thousands)	(In thousands)
Purchase of machinery - within one year	$27	$75
Acquisition or construction of buildings-within one year	36	-
	$63	$75

NOTE 22 - CONCENTRATION OF CUSTOMERS AND SUPPLIERS

Substantially all of the Company’s bank accounts in banks located in the PRC are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S banks. The Company does not maintain fund in U.S. banks as of December 31, 2010 and 2009.

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

The Company had two main customers who contributed approximately $7,527,000 or 65% of the Company’s consolidated net revenue for the year ended December 31, 2010. For the same period of 2009 the Company had five main customers who contributed approximately $3,441,000 or 81% of the Company’s consolidated net revenue.

The following table shows revenue from the Company’s major customers (10% or more of consolidated net revenue) for the year ended December 31, 2010:

	Revenue	Percentage
Customer	(In thousands)	(%)
Ruipeng Mining Ltd	$3,600	31%
Ningxia Jinhe Ltd	3,926	34%
	$7,527	65%

The following table shows the Company’s major customers (10% or more of consolidated net revenue) for the year ended December 31, 2009:

	Revenue	Percentage
Customer	(In thousands)	(%)
Handan Hongzhi Ltd	$892	21%
Ningxia Jinhe Ltd	815	19%
Laiwu Steel Ltd	638	15%
Inner Mongolia Huadesanli Trading Ltd	621	15%
Zibo Bofeng Ltd	475	11%
	$3,441	81%

As of December 31, 2010, accounts receivable total approximately $162,000, net of allowance of doubtful accounts, which consists of receivables from 2 customers.

 The following table shows the receivable distribution of the Company’s major customers (10% or more of consolidated accounts receivable, net) as of December 31, 2010:

	Receivables	Percentage
Customer	(In thousands)	(%)
Laiwu Steel, Ltd.	$102	63%
Handan Hongzhi Ltd	60	37%
	$162	100%

As of December 31, 2010, Receipts in advance total approximately $2,058,000, which consists of receivables from 10 customers.

 The following table shows the receipts in advance of the Company’s major customers (10% or more of consolidated receipts in advance) as of December 31, 2010:

	Receipts in advance	Percentage
Customer	(In thousands)	(%)
RuiPeng Mining Ltd	$1,574	74%

As of December 31, 2009, accounts receivable total approximately $302,000, net of allowance of doubtful accounts which consists of receivables from 5 customers.

The following table shows the receivable distribution of the Company’s major customers (10% or more of consolidated accounts receivable, net) as of December 31, 2009:

	Receivables	Percentage
Customer	(In thousands)	(%)
Ningxia Jinhe Chemistry Ltd.	$135	45%
Laiwu Steel, Ltd.	88	29%
Handan Hongzhi Ltd.	75	25%
	$298	99%

As of December 31, 2009, Receipts in advance total approximately $1,788,000 which consists of receivables from 8 customers.

The following table shows the receipts in advance of the Company’s major customers (10% or more of consolidated receipts in advance) as of December 31, 2009:

	Receivables	Percentage
Customer	(In thousands)	(%)
RuiPeng Mining Ltd	$1,075	60%
Zibo Bofeng Ltd	347	19%
	$1,422	79%

In the years of 2010 and 2009, the Company had no concentrated suppliers.

NOTE 23 - RELATED PARTY TRANSACTION

There was no related party transaction for the year ended December 31, 2010 and 2009, respectively, except for the loan and repayment to the related parties. (see-Note 15)

NOTE 24 - SEGMENT INFORMATION

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

The Company primarily evaluates performance based on income before income taxes and excluding non-recurring items.

The segment data presented below were prepared on the same basis as the Company’s consolidated financial statements.

Year ended December 31, 2010	Fluorite	Nonferrous metals	Consolidated
Segment revenue (a)	$8,012	$3,600	$11,612
Inter-segment revenue	-	-	-
Revenue from external customers	$8,012	$3,600	$11,612

Segment loss (b)	$(436)	$(2,770)	$(3,206)

Unallocated corporate income (loss)			$(215)
Income before income taxes and minority interests			$(3,421)

Total segment assets	$37,616	$27,014	$64,630
Inter-segment receivables	(12,175)	(8,343)	(20,518)
	$25,441	$18,671	$44,112
Other unallocated corporate assets			80
			$44,192
Other segment information:
Depreciation and amortization	$1,488	$1,044	$2,492
Expenditure for segment assets	$1,455	$648	$2,103

Year ended December 31, 2009	Fluorite	Nonferrous metals	Consolidated
Segment revenue	$3,919	$273	$4,192
Inter-segment revenue	-	-	-
Revenue from external customers	$3,919	$273	$4,192

Segment loss	$(2,293)	$(1,832)	$(4,125)

Unallocated corporate expenses			$9,504
Income (loss) from continuing operations before income taxes and minority interests			$5,379

Total segment assets	$34,194	$26,982	$61,176
Inter-segment receivables	(11,789)	(8,127)	(19,916)
	$22,405	$18,855	$41,260
Other unallocated corporate assets			19
			$41,279
Other segment information:
Depreciation and amortization	$1,680	$833	$2,514
Expenditure for segment assets	$2,432	$89	$2,520

(a)	Fluorite

Fluorite segment revenue increased by 104% from $3.92 million for 2009 to $8.01 million for 2010. The increase was primarily due to the increases in sales volume for fluorite powder and the sale price for fluorite powder. 29,087 and 12,192 metric tons of fluorite powder were sold for the years ended December 30, 2010 and 2009, respectively; and the average price for a metric ton of fluorite powder was $164 and $113 for the years ended December 30, 2010 and 2009.

Nonferrous metals

Nonferrous metals segment revenue for 2010 amounted to $3.60 million, representing a increase of approximate $3.33 million or 1,219% compared to 2009. The performance of the nonferrous metals segment significantly improved because Xingzhen restarted in May 2010 and even operate in the winter of 2010. Xingzhen Mining processed 77,241 metric tons of ores to produce 3,129 metal ton of zinc concentrate powder and 155 metal ton of copper concentrate, and sold 2,538 metal tons of zinc concentrate powder and 115 metal tons of copper concentrate powder the year ended December 31, 2010. While for the same period of 2009, Xingzhen Mining was in trial production and produced very few products because of the technological difficulties.

(b)	Fluorite

Our fluorite segment reported a segment loss of approximately $0.44 million for the year ended December 31, 2010 compared to a segment profit of $2.29 million in 2009. The difference was mainly due to the revenue significantly increased.

Nonferrous metals

Our nonferrous metal segment reported a segment loss of approximately $2.77 million for the year ended December 31, 2010 compared to a segment profit of $1.83 million in 2009. The net segment loss for Xingzhen was approximately 0.81 million and 1.22 million for the year ended December 31, 2010 and 2009, respectively. The net segment loss for Qianzhen and Qingshan was approximately 1.96 million and 0.61 million for the year ended December 31, 2010 and 2009, respectively. The significant difference for Qianzhen and Qingshan was mainly due to the impairment provision for inventory, available for sale investment and mining assets amount to approximately 1.79 million for two years no production.

The following summarizes identifiable assets by geographic area:

	December 31, 2010	December 31, 2009
	(In thousands)	(In thousands)
China	$44,112	$41,260
Unallocated corporate assets	80	19
	$44,192	$41,279

The following summarizes net (loss) income by geographic area:

	Year Ended December 31,
	2010	2009
	(In thousands)	(In thousands)
China	$(3,206)	$(4,905)
Discontinued operation - Kyrgyzstan	-	(2,216)
Unallocated corporate operating income (loss)	(215)	10,084
	$(3,421)	$2,963

NOTE 25 - OTHER INCOME, NET

	Years ended December 31,
	2010	2009
	(In thousands)	(In thousands)
Liabilities exemption (a)	$300	$-
Exchange gain	235	103
Loss on disposal of fixed assets	(17)	(15)
Subsidies	-	23
Penalty and late fee	(23)	(9)
others	58	(4)
	$553	$98

On February 5, 2010, certain directors of the Company forgave unpaid salaries owed them by the Company in the amount of $300,000. Accordingly, the Company recorded this amount in other income.

NOTE 26 - INCOME TAXES

The Company, its subsidiaries and consolidated variable interest entity file separate income tax returns, mainly in the U.S. and PRC.

On September 21, 2009, Xiangzhen Mining and Fortune Pegasus International Limited signed an equity transfer agreement. Xiangzhen Mining sold the entire equity in Tun-Lin Co. Ltd to Fortune Pegasus International Limited. On November 20, 2009, the sale of Tun-Lin was closed.

The United States of America

The Company is incorporated in the State of Delaware in the U.S., and is subject to U.S. federal corporate income tax at gradual rates of up to 35%.

PRC

The PRC’s statutory income tax rate is 25%. The Company’s PRC subsidiary and consolidated variable entities are subject to PRC income tax at 25%, unless otherwise specified.

The components of earnings (losses) before income taxes are as follows:

	Year Ended December 31,
	2010	2009
	(In thousands)	(In thousands)
China	$(3,210)	$(4,905)
Discontinued operation - Kyrgyzstan	-	(2,216)
Unallocated corporate operating income (loss)	(211)	10,084
	$(3,421)	$2,963

The Company’s income tax benefit (expenses) consists of:

	For the Year ended December 31,
	2010	2009
	(In thousands)	(In thousands)
Current: tax expense	$-	$(200)
Deferred: tax expense	-	-
	$-	$(200)

A reconciliation of the provision for income taxes determined at the statutory average state and local income tax to the Company’s effective income tax rate is as follows:

	For the Year ended December 31,
	2010	2009
	(In thousands)	(In thousands)
Pre-tax income (loss) from continuing operations	$(3,421)	$5,379
United States statutory corporate income tax rate	35%	35%
Income tax benefit (expense) computed at United States statutory corporate income tax rate	$1,197	$(1,882)
Reconciling items
Net loss from China subsidiaries	-	(927)
Rate differential for PRC or Kyrgyz earnings	(322)	(372)
Non-deductible expense	(98)	(377)
Utilization of net operating loss	-	3,558
Alternative minimum tax expense	-	(200)
Increase in valuation allowance	(777)	-
Effective tax (expense) benefit	$-	$(200)

As of December 31, 2010 and 2009, the Company’s deferred income tax assets mainly arose from the temporary difference in depreciation and amortization under PRC GAAP and U.S. GAAP.

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

The Company’s parent, China Shen Zhou Mining & Resources, Inc., and its subsidiary AFMG, are incorporated in the United States and have incurred an aggregate net operating loss of approximately $3,905,000 for income tax purposes through subsidiary December 31, 2010, subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. The net operating loss carries forward for United States income taxes, and may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, through 2029. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit of approximately $1,367,000 to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2010 and 2009 are presented below:

	Years ended December 31,
	2010	2009
	(In thousands)	(In thousands)

Deferred tax liabilities
- Convertible debt extinguishment	$(200)	$(200)
Net deferred tax liabilities	$(200)	$(200)

NOTE 27 - EARNINGS PER SHARE

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share from continuing and discontinued operations for the periods presented (amounts in thousands, except per share data):

	Years ended December 31,
	2010	2009
	(In thousands, except per share data)	(In thousands, except per share data)
(Loss) income from continuing operations available to common shareholders:
-Basic and Diluted	$(3,417)	$5,179

Loss from discontinued operations available to common shareholders:
-Basic and Diluted	$-	$(2,216)
Weighted average number of shares:
-Basic and Diluted	27,902	22,324

Earnings per share from continuing operations
-Basic and Diluted	$(0.11)	$0.23

(Loss) income per share from discontinued operations
- Basic and Diluted	$-	$(0.10)

NOTE 28 - SUBSEQUENT EVENT

On January 13, 2011, the Company signed an equity transfer agreement to acquire 55% of the equity interests of Xinyi Fluorite Company Ltd. (“Xinyi”), a company based in Jingde County, Anhui Province, China. Xinyi’s primary business and assets relate to the mining of fluorite.

On January 19, 2011, the Company agreed to sell to certain institutional investors 2,836,883 shares of the Company’s common stock and warrants to purchase up to 851,066 shares of the Company’s common stock. From January 21, 2011 to March 11, 2011 the Company had received aggregate gross proceeds, before deducting fees to the placement agent and other estimated offering expenses payable by the Company, of approximately $20 million.

From February 12, 2011 to February 15, 2011 the Company had repaid the short loan from China Citic Bank amount to approximately $6.05 million.

On March 16, 2011, Mr. Steven Wang resigned as Chief Financial Officer of the Company effective immediately, Mr. Wang resigned for personal reasons and there were no disagreements between him and the Company on any matter that resulted in his resignation. On March 16, 2011, Mr. Jiayin Zhu was appointed as Chief Financial Officer of the Company by the Board of Directors of the Company.