Form 10-Q
period 2011-03-31
CHINA SHEN ZHOU MINING & RESOURCES, INC.
filed 2011-05-16
CIK 790024

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2011

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
Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  No 

As of May 12, 2011, the Registrant had 30,811,397 shares of common stock outstanding.

 Except as otherwise indicated by the context, references in this Form 10-Q to:

“SHZ,” the “Company,” “we,” “our,” or “us” are references to China Shen Zhou Mining & Resources, Inc and its subsidiaries, unless the context indicates otherwise.
“U.S. Dollar,” “$” and “US$” mean the legal currency of the United States of America.
“RMB” means Renminbi, the legal currency of China.
“China” or the “PRC” are references to the People’s Republic of China.
“U.S.” is a reference to the United States of America.
“SEC” is a reference to the Securities & Exchange Commission of the United States of America.

China Shen Zhou Mining & Resources, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$7,726	$1,546
Accounts receivable, net	73	162
Prepayment for office rent	31	82
Other deposits and prepayments, net	2,683	851
Due from related parties	1,140	-
Inventories	8,790	7,243
Restricted assets	215	115
Total current assets	20,658	9,999

Property, machinery and mining assets, net	47,613	34,193
Total assets	$68,271	$44,192

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,365	$2,482
Short term loans	10,580	8,061
Acquisition payable	9,467	-
Other payables and accruals	5,209	6,163
Due to related parties	911	-
Taxes payable	297	644
Total current liabilities	27,829	17,350

Long term loans	-	2,630
Due to related parties	1,694	2,439
Total liabilities	29,523	22,419

STOCKHOLDERS’ EQUITY:
Common stock ($0.001 par value; 50,000,000 shares authorized;
30,811,397 shares and 27,974,514 shares issued and outstanding
as of March 31, 2011 and December 31, 2010 respectively)	31	28
Additional paid-in capital	47,989	29,508
Statutory reserves	1,672	1,672
Accumulated other comprehensive income	4,514	4,357
Accumulated deficit	(15,238)	(13,630)
Stockholders' equity - China Shen Zhou Mining & Resources, Inc. and Subsidiaries	38,968	21,935
Noncontrolling interest	(220)	(162)
Total stockholders’ equity	38,748	21,773
Total liabilities and stockholders’ equity	$68,271	$44,192

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)

	For the Three Months Ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
Net revenue	$1,896	$921
Cost of sales	1,232	848
Gross profit	664	73

Operating expenses:
Selling and distribution expenses	36	13
General and administrative expenses	2,107	1,078
Total operating expenses	2,143	1,091

Net loss from operations	(1,479)	(1,018)

Other income (expense):
Interest expense	(145)	(86)
Other, net	(42)	288
Total other (loss) income	(187)	202

Loss before income taxes	(1,666)	(816)

Income tax expenses	-	-

Net loss	(1,666)	(816)
Less: Noncontrolling interests attributable to the noncontrolling interests	58	5
Net loss - attributable to China Shen Zhou Mining & Resources, Inc. and Subsidiaries	(1,608)	(811)

Other comprehensive income:
Foreign currency translation adjustments	157	(20)
Comprehensive income (loss)	$(1,451)	$(831)

Net loss per common share – basic and diluted
- Basic and Diluted	$(0.06)	$(0.03)

Weighted average common shares outstanding
- Basic and Diluted	30,055	27,762

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share data)

	For the Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,608)	$(811)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for doubtful accounts	(90)	-
Depreciation and amortization	746	695
Noncontrolling interests	(58)	(5)
Forgiveness of payroll payables	-	(300)
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	145	30
Other deposits and prepayments	(1,788)	(226)
Prepayment for office rent	51	50
Inventories	(1,479)	(1,717)
Restricted assets	(100)	7
Increase (decrease) in -
Accounts payable	(1,140)	(142)
Other payables and accruals	(765)	3,574
Taxes payable	(353)	18
Net cash (used in) provided by operating activities	(6,439)	1,173
Cash flows from investing activities:
Purchases of property, machinery and mining assets	(367)	(208)
Acquisition of subsidiaries, net of cash and cash equivalents acquired	(3,250)	-
Net cash used in investing activities	(3,617)	(208)
Cash flows from financing activities:
Due to related parties	(1,908)	(14)
Proceeds from issuance of common shares	20,000	-
Issuance costs of common shares	(1,516)	-
Repayment at short-term bank loans	(6,611)	(731)
Proceeds from short-term bank loans	6,366	293
Net cash provided by (used in) financing activities	16,331	(452)

Foreign currency translation adjustment	(95)	23

Net increase in cash and cash equivalents	6,180	536

Cash and cash equivalents at the beginning of the period	1,546	333
Cash and cash equivalents at the end of the period	$7,726	$869

Non-cash investing and financing activities
Shares issued to employees as share based compensation	$-	$752

Supplemental disclosures of cash flow information:
Cash paid for interest expenses	$96	$74
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Shen Zhou Mining & Resources, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND ORGANIZATION

China Shen Zhou Mining & Resources, Inc. and its subsidiaries (collectively known as the “Company” or “we”) are principally engaged in the exploration, development, mining, and processing of fluorite, zinc, lead, copper, and other nonferrous metals in the People’s Republic of China (“PRC” or “China”).

At March 31, 2011, the subsidiaries of China Shen Zhou Mining & Resources, Inc. are as follows:
Name	Domicile and Date of Incorporation	Paid-in Capital		Percentage of Effective Ownership	Principal Activities

American Federal Mining Group, Inc. (“AFMG”)	Illinois November 15, 2005	USD	10	100%	Investments holdings

Inner Mongolia Xiangzhen Mining Industry Group Co. Ltd. (“Xiangzhen Mining”)	The PRC July 3, 2002	RMB	88,860,699	100%	Acquisition, exploration and extraction, and development of natural resource properties

Inner Mongolia Wulatehouqi Qianzhen Ore Processing Co., Ltd. (“Qianzhen Mining”)	The PRC September 22, 2002	RMB	37,221,250	100%	Sales and processing of nonferrous metals and chemical products

Wulatehouqi Qingshan Non-Ferrous Metal Developing Company Ltd. (“Qingshan Metal”)	The PRC April 23, 1995 (Acquired on April 12, 2006)	RMB	4,100,000	60%	Exploration, extraction and processing of copper, zinc, lead etc

Xinjiang Buerjin County Xingzhen Mining Company (“Xingzhen Mining”)	The PRC April 10, 2006 (Acquired on April 28, 2006)	RMB	50,000,000	90%	Exploration of solid metals, processing and sales of mining products

Jinde Xinyi Fluorite Company (“Xinyi Fluorite”)	The PRC September 18, 2003 (Acquired on January 13, 2011)	RMB	3,200,000	55%	Extraction, processing and sales of fluorite products

NOTE 2- BASIS OF PRESENTATION AND GOING CONCERN

These consolidated financial statements for interim periods are unaudited. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States of America.  These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 29, 2011.

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has incurred net operating loss of approximately $1.48 million and $1.02 million for the Three Months Ended March 31, 2011 and 2010, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future.

The Company is addressing its liquidity needs and has taken positive steps by accomplishing the following:

•	It obtained approximately $20 million from issuance of common shares in January 2011.

•	Xiangzhen Mining, Xingzhen Mining and Xinyi Fluorite were all under normal operation at the end of March 2011, and are expected to remain in normal operation for the foreseeable future.
•
During 2010 and the first quarter of 2011, the average sale price of fluorite powder steadily increased. The average sale price of fluorite powder for the three months ended March 31, 2011 was approximately $248 per ton, which increased by approximately 103% from approximately $122 per ton for the same period of 2010.

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

NOTE 3 – ACQUISITION

On January 13, 2011, the “Company, through its subsidiary Xingzhen Mining, entered into an equity transfer agreement to acquire 55% of the equity interests of Xinyi Fluorite.

Pursuant to the Agreement, the Company acquired the Equity from the three original shareholders (Jia Xiangfu, a Chinese citizen, Yu Wuqiang, a Chinese citizen, and Chen Qiaolin, a Chinese citizen) of Xinyi Fluorite for total consideration in the amount of RMB 65 million (approximately US$ 9.85 million) (the “Purchase Price”). Pursuant to the terms of the agreement, the consideration was agreed to be RMB 50 million (approximately US$ 7.58 million) of the Company’s common stock and RMB 15 million (approximately US$ 2.27 million) in cash. Also, two additional investors (Min Yong, a Chinese citizen, and Wang Changman, a Chinese citizen) agreed to acquire 15% of the equity interests of Xinyi Fluorite under the terms of the Agreement. Pursuant to the Agreement, Xingzhen Mining and the Other Investors also agreed to pay an additional RMB 28 million (approximately US$ 4.24 million) to Xinyi Fluorite, an amount which includes RMB 20 million (US$ 3.03 million) for the renovation of Xinyi Fluorite’s mining facilities.

During January 13, 2011 to March 31, 2011, the Company had paid cash total amount to RMB 21.29 million (approximately US$ 3.23 million) to the original shareholders of Xinyi Fluorite. Approximately RMB 2.98 million (approximately US$ 0.45 million) and 1,074,576 shares of the Company’s common stock will be issued to the original shareholders of Xinyi Fluorite. The fair value of the Company’s common stock at the date of the transaction was $8.81. As a result, we recorded a total of $13,148,165 of transaction expenses in connection with the acquisition of Xinyi Fluorite.

The Company is still in the process of determining the fair value of assets acquired and liabilities assumed. Once determined, the Company will record the acquisition at fair value.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Xinyi Fluorite had occurred as of January 1, 2010 through March 31, 2010:

Net revenue	$921
Cost of sales	848
Gross profit	73

Operating expenses:
Selling and distribution expenses	13
General and administrative expenses	1,126
Total operating expenses	1,139

Net loss from operations	(1,066)

Other income (expense):
Interest expense	(93)
Other, net	288
Total other income	195

Loss from before income taxes	(871)

Income tax expenses	-

Net loss	(871)
Less: Noncontrolling interests attributable to the noncontrolling interests	30
Net loss - attributable to China Shen Zhou Mining & Resources, Inc. and Subsidiaries	(841)

Other comprehensive income:
Foreign currency translation adjustments	(20)
Comprehensive income (loss)	$(861)

Net loss per common share – basic and diluted
- Basic and Diluted	$(0.03)

Weighted average common shares outstanding
- Basic and Diluted	27,762

The unaudited pro forma information does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented and is not intended to be indicative of future results.

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
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (AFMG, Xiangzhen Mining, and Qianzhen Mining) and its majority owned subsidiaries (Qingshan Metal, Xingzhen Mining and Xinyi Fluorite).  All inter-company balances and transactions have been eliminated.

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

Xiangzhen’s extraction right license has been expired in March 2011, and there will be some fees for the renew of the license.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2011	December 31, 2010
Balance sheet items, except for the registered and paid-up capital and retained earnings, as of year end	US$1=RMB6.5501	US$1=RMB6.6118

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010
Amounts included in the statements of operations and statements of cash flows for the period	US$1=RMB6.5713	US$1=RMB6.8360

For the Three Months Ended March 31, 2011 and 2010, foreign currency translation adjustment is approximately $157,000 and ($20,000) respectively, have been reported as comprehensive income in the consolidated statement of comprehensive income.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of March 31, 2011, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of March 31, 2011, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

(c) Resource Tax
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

Comprehensive Income (loss)
Accumulated other comprehensive income includes foreign currency translation adjustments. Total comprehensive losses for the first quarter ended March 31, 2011 and 2010 was approximately ($1,451,000) and ($831,000), respectively.

Reclassifications
Certain reclassifications have been made to the prior periods’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or the sum of retained earnings and statutory reserve.

Recently Issued Accounting Standards:

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31, 2011	December 31, 2010
	(In thousands)	(In thousands)
Accounts receivable	$186	$328
Less: Allowance for doubtful accounts	(113)	(166)
	$73	$162

The activities in the Company’s allowance for doubtful accounts are summarized as follows:

	March 31, 2011	December 31, 2010
	(In thousands)	(In thousands)
Balance at the beginning of the year	$166	$66
Add: provision during the period	-	100
Less: write off the provision during the period	(53)	-
Balance at the end of the period	$113	$166

NOTE 6 - DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following:

	March 31, 2011	December 31, 2010
	(In thousands)	(In thousands)
Prepayments and advances	$1,611	$257
Other receivables	1,072	594
	$2,683	$851

(a)	Prepayments and advances as of March 31, 2011 include payments of $1,592,260 to two mining service providers.

NOTE 7 - DUE FROM RELATED PARTIES

Due from related parties classified as short term assets consist of the following:

	March 31, 2011	December 31, 2010
	(In thousands)	(In thousands)
Due from Mr. Xiaoming Yu, General Manager of Xiangzhen	$1,140	$-

The Company lent to Mr. Xiaoming Yu approximately $1.53 million at the end of March 2011, and received the repayment amount to approximately $1.53 million from Mr. Xiaoming Yu On April 1, 2011.

NOTE 8 - INVENTORIES

Inventories consist of the following:

	March 31, 2011	December 31, 2010
	(In thousands)	(In thousands)
Raw materials	$818	$708
Unprocessed ore	5,249	4,818
Consumables	250	227
Finished goods and semi-manufactured goods	2,473	1,490
	$8,790	$7,243

NOTE 9 - RESTRICTED ASSETS

Restricted assets are the deposits saved in the bank account as the guarantee money for the environment protection, the safety in mining production and the issuing bank drafts. As of March 31, 2011 and December 31, 2010, the Company has restricted assets of approximately $215,000 and $115,000, respectively.

NOTE 10 - PROPERTY, MACHINERY AND MINING ASSETS, NET

Property, machinery and mining assets consist of the following:

	March 31, 2011	December 31, 2010
	(In thousands)	(In thousands)
Land use rights	$1,774	$1,758
Buildings	13,815	13,586
Machinery	12,850	12,168
Mining assets	11,254	10,808
Motor vehicles	1,881	1,405
Equipment	477	459
Extraction rights	21,497	8,512
Construction in progress	303	388
	63,851	49,084
Less:
Accumulated depreciation and amortization	(14,745)	(13,398)
Impairment provision	(1,493)	(1,493)
	$47,613	$34,193

Depreciation and Amortization
Depreciation and amortization expense in aggregate for the Three Months Ended March 31, 2011 and 2010 was approximately $746,000 and $695,000, respectively.

Impairment Provision
The accumulated impairment provision was recorded for the mining assets of Qingshan Metal and Qianzhen Mining, two subsidiaries of the Company within the nonferrous metals segment.

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

NOTE 11 - SHORT-TERM LOANS

Short-term loans consist of the following:

	March 31, 2011	December 31, 2010
	(in thousands)	(in thousands)
10.01% note payable to Baiyin Credit Union matures on February 4, 2011 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	$-	$189
10.01% note payable to Baiyin Credit Union matures on February 4, 2011 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	-	68
7.01% note payable to China Citic Bank matures on February 15, 2011, collateralized with Xiangzhen’s extraction right, land use right and some machineries	-	756
7.01% note payable to China Citic Bank matures on February 12, 2011, collateralized with Xiangzhen’s extraction right, land use right and some machineries	-	2,269
7.01% note payable to China Citic Bank matures on February 14, 2011, collateralized with Xiangzhen’s extraction right, land use right and some machineries	-	3,025
9.45% note payable to Baiyin Credit Union matures on March 21, 2011 with interest due on the 20th day of each quarter and principal due at date of maturity, which is in the name of a related party and guaranteed by Xiangzhen Mining	-	242
6.97% note payable to Baiyin Credit Union matures on December 28, 2011 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining and secured by the certificate of deposit of Ms. Helin Cui, a director of the Company	92	91
6.37% note payable to Baiyin Credit Union matures on August 18, 2011 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining and secured by the certificate of deposit of Ms. Xiaojing Yu, a director of the Company	122	121
9.45% note payable to Baiyin Credit Union matures on December 21, 2011 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Xiangzhen Mining	885	877
13.28% note payable to Wulatehouqi Credit Union matures on April 11, 2011 , which is in the name of a related party and guaranteed by Qianzhen Mining	427	423
10.01% note payable to Baiyin Credit Union matures on April 20, 2011 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	69	-
10.01% note payable to Baiyin Credit Union matures on April 20, 2011 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	191	-
7.01% note payable to China Citic Bank matures on March 31, 2012, collateralized with Xiangzhen’s extraction right, land use right and some machineries	3,053	-
7.01% note payable to China Citic Bank matures on March 31, 2012, collateralized with Xiangzhen’s extraction right, land use right and some machineries	3,053	-
5.15% note payable to Ms. Yanling Ding matures on January 26, 2012, collateralized with Xingzhen’s extraction right and the ore processing plant	2,688	-

	$10,580	$8,061

NOTE 12 - LONG-TERM LOANS

Long-term loans consisted of the following:

	March 31,	December 31,
	2011	2010
	(in thousands)	(in thousands)
5.15% note payable to Ms. Yanling Ding matures on January 26, 2012, collateralized with Xingzhen’s extraction right and the ore processing plant	$-	$2,630

NOTE 13 – ACQUISITION PAYABLE

The acquisition payable amount to approximately $9.47 million mainly represents the fair value of 1,074,576 shares of the Company’s common stock payable to acquire 55% of the equity interests of Xinyi Fluorite on January 13, 2011. The fair value per share was $8.81 on January 13, 2011.

NOTE 14 – OTHER PAYABLES AND ACCRUALS

Other payables and accruals consist of the following:

		March 31, 2011	December 31, 2010
		(In thousands)	(In thousands)
Receipts in advance	(a)	$3,270	$2,058
Accruals for payroll, bonus and other operating expenses		656	690
Payables for construction service vender		301	1,635
Others payables		982	1,780
		$5,209	$6,163

(a) As of March 31, 2011, Receipts in advance total approximately $3,270,000, which consists of receivables from 10 customers.

 The following table shows the receipts in advance of the Company’s major customers (10% or more of consolidated receipts in advance) as of March 31, 2011:

	Receipts in advance	Percentage
Customer	(In thousands)	(%)
RuiPeng Mining Ltd	$1,987	61%
Handan Hongzhi Ltd	354	11%
	2,341	72%

As of December 31, 2010, Receipts in advance total approximately $2,058,000, which consists of receivables from 10 customers.

The following table shows the receipts in advance of the Company’s major customers (10% or more of consolidated receipts in advance) as of December 31, 2010:

	Receipts in advance	Percentage
Customer	(In thousands)	(%)
RuiPeng Mining Ltd	$1,514	74%

 NOTE 15 - DUE TO RELATED PARTIES

Due to related parties classified as short term liabilities consist of the following:

	March 31, 2011	December 31, 2010
	(In thousands)	(In thousands)
Due to Mr. Xiangfu Jia, the minority shareholder of Xinyi Fluorite	911	-

Due to related parties classified as long term liabilities consist of the following:

	March 31, 2011	December 31, 2010
	(In thousands)	(In thousands)
Due to directors of the Company:
Ms. Xiaojing Yu, CEO of the Company	$74	$102
Mr. Xueming Xu, Director of the Company	12	12
Due to Mr. Xiaoming Yu, General Manager of Xiangzhen Mining	-	431
Due to Mr. Mao Huang, the minority shareholder of Xingzhen Mining	1,608	1,894
	$1,694	$2,439

Amounts due to related parties are interest-free, unsecured and due on December 8, 2012.

 NOTE 16 – WARRANTS

On January 19, 2011, the Company agreed to sell to certain institutional investors 2,836,883 shares of the Company’s common stock and warrants to purchase up to 851,066 shares of the Company’s common stock in a registered direct public offering (the “Offering”).  The Offering was effected as a takedown from the Company’s shelf registration statement on Form S-3 (File No. 333-171243), which became effective on January 7, 2011, pursuant to a prospectus supplement to be filed with the U.S. Securities and Exchange Commission.

The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.30 shares of common stock.  The purchase price is $7.05 per fixed combination.  The warrants are exercisable immediately following the closing date of the Offering and will remain exercisable for three years thereafter at an exercise price of $8.46 per share.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and in the event the Company issues or is deemed to issue shares of common stock for less than the exercise price then in effect.  A form of the warrants is attached hereto as Exhibit 4.1 and incorporated by reference herein.

The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of the Company’s common stock.

The Company has also agreed to grant to the placement agent at the closing of the Offering warrants (the “Placement Agent’s Warrants”) to purchase that number of shares of our common stock equal to 8% of the aggregate number of shares underlying the warrants placed in the Offering.  The Placement Agent’s Warrants shall have the same terms as the warrants offered in the Offering, except that the exercise price will be 120% of the exercise price in the warrants offered in the Offering.  The Placement Agent’s Warrants, and shares underlying the Placement Agent’s Warrants, are each included in the prospectus supplement to be filed with the U.S. Securities and Exchange Commission.

During the three months ended March 31, 2011, no warrants were exercised.

	Warrants to purchase The Company’s common stock	Average exercise price
	(Shares)	(In US dollars)
Outstanding warrants at January 19, 2011	851,066	$8.46
Warrants granted to the placement agent	68,085	10.15
Exercised	-	-
Expired	-	-
Outstanding warrants at March 31, 2011	919,151	$8.59

 NOTE 17 - DEFINED CONTRIBUTION RETIREMENT PLANS

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

NOTE 18 - STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company’s PRC subsidiaries were required to transfer 10% of their profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve and a percentage of not less than 5%, as determined by management, of the profit after tax to the public welfare fund. With the amendment of the PRC Companies Law which was effective January 1, 2006, enterprises in the PRC are no longer required to transfer any profit to the public welfare fund. Any balance of public welfare fund brought forward from December 31, 2005 should be transferred to the statutory surplus reserve. The statutory surplus reserve is non-distributable. There was no statutory reserve transferred for the three months ended March 31, 2011 and 2010.

NOTE 19 - ASSET RETIREMENT OBLIGATIONS

According to the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” of the PRC, mining companies causing damages to cultivated land, grassland or forest are required to restore the land to a state approved by the local governments. The local governments administering the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” on the Company’s two mines, “Sumochaganaobao Fluorite Mine” and “Mining site No. 2”, have confirmed that the Company is not required to restore or rehabilitate the two mining sites because those two mining sites are located at distant areas and the Company’s mining and extraction activities have not affected the surrounding environment. The Company’ property, machinery and mining assets related to those two mining sites at March 31, 2011 and December 31, 2010 were not subject to an asset retirement obligation.

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

Capital commitment
	March 31, 2011	December 31, 2010
	(In thousands)	(In thousands)
Purchase of machinery - within one year	$16	$27
Acquisition or construction of buildings-within one year	-	36
	$16	$63

Contingent assets and liabilities
On January 13, 2011, the Company and two additional investors (the “transferee”) entered into an equity transfer agreement (the “Agreement”) to acquire total 70% of the equity interests of Xinyi Fluorite from the three original shareholders (the “transferor”). The Company acquired 55% of the equity interests of Xinyi Fluorite.

Pursuant to the Agreement, the transferor warrants that a total amount of five hundred thousand (500,000) metric tons of ore can be extracted from within the mining permit area of the Qingzheng Mine. If five hundred thousand (500,000) metric tons are not extracted, Party A shall undertake such loss and compensate Party B for each ton of shortage with RMB two hundred Yuan (RMB 200).

Pursuant to the Agreement, the transferee warrants that if income tax incurred from the first payment of RMB five million Yuan (5,000,000.00) and the second payment of RMB fifteen million Yuan (15,000,000.00), Xinyi shall bear such cost.

NOTE 22 - SEGMENT INFORMATION

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. The Company has two operating segments identified by product, “fluorite” and “nonferrous metals”. The fluorite segment consists of our fluorite extraction and processing operations conducted through the Company’s subsidiary, Xiangzhen Mining and Xinyi Fluorite. The nonferrous metals segment consists of the Company’s copper, zinc, lead and other nonferrous metal exploration, extraction and processing activities conducted through the Company’s subsidiaries, Qianzhen Mining, Xingzhen Mining and Qingshan Metal.

The Company primarily evaluates performance based on income before income taxes and excluding non-recurring items.

The segment data presented below were prepared on the same basis as the Company’s consolidated financial statements.

Three Months Ended March 31, 2011	Fluorite	Nonferrous metals	Consolidated
	(In thousands)	(In thousands)	(In thousands)
Segment revenue	$1,896	$-	$1,896
Inter-segment revenue	-	-	-
Revenue from external customers	$1,896	$-	$1,896

Segment loss	$(313)	$(983)	$(1,296)

Unallocated corporate income			(370)
Loss from continuing operations before income taxes and minority interests			$(1,666)

Total segment assets	$46,034	$41,346	$87,380
Inter-segment receivables	(12,290)	(8,619)	(20,909)
	$33,744	$32,727	$66,471
Other unallocated corporate assets			1,800
			$68,271
Other segment information:
Depreciation and amortization	$483	$264	$746
Expenditure for segment assets	$277	$90	$367

Three Months Ended March 31, 2010	Fluorite	Nonferrous metals	Consolidated
	(In thousands)	(In thousands)	(In thousands)
Segment revenue	$921	$-	$921
Inter-segment revenue	-	-	-
Revenue from external customers	$921	$-	$921

Segment loss	$(560)	$(437)	$(997)

Unallocated corporate expenses			181
Loss from continuing operations before income taxes and minority interests			$(816)

Total segment assets	$35,933	$27,102	$63,035
Inter-segment receivables	(11,776)	(8,155)	(19,931)
	$24,157	$18,947	$43,104
Other unallocated corporate assets			17
			$43,121

Other segment information:
Depreciation and amortization	$430	$265	$695
Expenditure for segment assets	$82	$126	$208

The following summarizes identifiable assets by geographic area:

	March 31, 2011	December 31, 2010
	(In thousands)	(In thousands)
China	$66,471	$44,112
Unallocated corporate assets	1,800	80
	$68,271	$44,192

The following summarizes operating losses before provision for income tax:

	Three Months Ended March 31,
	2011	2010
	(In thousands)	(In thousands)
China	$(1,292)	$(997)
Unallocated corporate operating income (loss)	(374)	181
	$(1,666)	$(816)

NOTE 23 - OTHER INCOME, NET

	Three Months Ended March 31,
	2011	2010
	(In thousands)	(In thousands)
Liabilities exemption	$-	$300
Exchange gain	(31)	(10)
Others	(11)	(2)
	$(42)	$288

NOTE 24 - EARNINGS PER SHARE

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share from continuing and discontinued operations for the periods presented (amounts in thousands, except per share data):

	For Three Months Ended March 31,
	2011	2010
	(In thousands, except per share data)	(In thousands, except per share data)
Income (loss) available to common shareholders:
-Basic and Diluted	$(1,666)	$(816)

Weighted average number of shares:
-Basic and Diluted	30,055	27,762

Earnings (loss) per share
-Basic and Diluted	$(0.06)	$(0.03)

NOTE 25 - CONCENTRATION OF CUSTOMERS AND SUPPLIERS

The Company had two main customers who contributed approximately $1,491,000 or 79% of the Company’s consolidated net revenue for the Three Months Ended March 31, 2011. For the same period of 2010, the Company had four main customers who contributed approximately $763,000 or 82% of the Company’s consolidated net revenue.

The following table shows the Company’s major customers (10% or more of consolidated net revenue) for the Three Months Ended March 31, 2011:

	Revenue	Percentage
Customer	(In thousands)	(%)
Henan Zhongse Ltd	$1,080	57%
Ningxia Jinhe Ltd	411	22%
	$1,491	79%

The following table shows the Company’s major customers (10% or more of consolidated net revenue) for the Three Months Ended March 31, 2010:

	Revenue	Percentage
Customer	(In thousands)	(%)
Zibo Bofeng Ltd	$268	29%
Handan Hongzhi Ltd	214	23%
Inner Mongolia Huadesanli Trading Ltd	157	17%
Laiwu Steel Ltd	124	13%
	$763	82%
 The Company had no concentrated suppliers for the three months ended March 31, 2011 and 2010.

NOTE 26 - SUBSEQUENT EVENT

On April 12, 2011, the Company through Qianzhen Mining entered into an equity transfer agreement to sell its 60% equity interest in Qingshan Metal to a Chinese citizen Mr. Mao Huang, a related party of the Company.

 On April 28, 2011, the Company entered into an equity distribution agreement with Knight Capital Americas, L.P. Under the Distribution Agreement, the Company may issue and sell from time to time through the Agent, shares of its common stock, $0.001 par value per share, up to an aggregate gross sales price of approximately $30.00 million.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this quarterly report. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of the Annual Report on Form 10-K filed on March 29, 2011. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

BUSINESS STRATEGY

Prospects in 2011

With respect to China’s overall economic situation, we believe that China’s economy will gradually turn for better in 2011. We feel the non-ferrous metal and fluorite industry will produce new development opportunities. We also believe that the non-metallic mineral industry is an industry with a bright future.

Resumption of Production Capacity to Meet Demand

▼ Fluorite

Xingzhen Mining

In early 2006, we started a designed 300,000 metric tons/year fluorite ore project at Xiangzhen Mining, which was completed in November 2007. We extracted approximately 131,000 metric tons of fluorite ores in 2010.

Also in early 2006, we started to build a designed 200,000 metric tons/year fluorite ore processing plant at the Xiangzhen Mining facility. The new processing plant was constructed and went into trial production in November 2007 (the “New Processing Plant”). We produced approximately 24,300 metric tons (“metric tons” hereinafter) of fluorite powder in 2010.

In 2010, 131,000 metric tons of fluorite ore were extracted; 36,100 metric tons of fluorite lumps were produced and 32,800 metric tons of fluorite lump were sold. Also in 2010, 64,800 metric tons of fluorite ore were processed and subsequently produced 24,300 metric tons of fluorite powder. In total, in 2010, 29,000 metric tons of fluorite powder were produced and sold.

In 2010, we made the following advances in our operations:


The Company added a water treatment system at the New Processing Plant. After repeated adjustments, we successfully resolved the water quality problem and achieved the necessary level of water quality for production. The New Processing Plant started normal production in August 2010.

	The Company examined several potential fluorite mine acquisitions in 2010, and, as a result, we successfully acquired Xinyi Fluorite on January 13, 2011.


In 2010, We commissioned SRK Consulting China Ltd. (Beijing office) to update the resources, compile underground mining designs and estimate workable resources for the authorized Siziwangqi Sumochaganaobao fluorite deposit (“Aobao fluorite deposit” or the “Mine”) in Wulanchabu, Inner Mongolian Autonomous Region, as per the requirements of AMEX regarding resources estimation The estimation report was successfully finished and issued in March 2011.

In 2011, the Company will continue focusing its efforts in the following areas in order to achieve its goals:

First, based on our current production and in light of the economic conditions that have kept price of fluorite ore increasing, we will continue the expansion of our production of fluorite products in order to achieve our designed production capacity.

Second, we will still strive to leverage our position as one of the leaders in the industry in order to acquire additional appropriate fluorite resources.

In 2011, we plan to be in normal production. We plan to extract 150,000 metric tons of fluorite ore, and we have more than 100,000 metric tons of deposited ores. Also, we plan to process 160,000 metric tons of fluorite ore. For 2011, we expect production to reach approximately 60,000 metric tons of fluorite powder and approximately 40,000 metric tons of fluorite lumps. In addition, in 2011 we plan to sell 40,000 metric tons of fluorite lumps and 60,000 metric tons of fluorite powder.

We believe that the new national policy of tightening restrictions for new entrants into the fluorite production industry will have a positive effect on the results of operations of Xiangzhen Mining and Xinyi Fluorite. We also expect that the trend in the industry of acquisition of smaller enterprises by larger enterprises will continue into the near future.

Xinyi Fluorite

In January 2011, we completed the acquisition of Xinyi Fluorite, which is based in Jingde County, Anhui Province, China. Xinyi Fluorite’s three primary assets are interests in fluorite mines in Anhui Province as follows: (i) the mining permit to the Xinyi Qingzheng Fluorite Mine No. 1, (ii) the mining permit for the Guangrong Fluorite Mine, and (iii) the mining rights and assets of the Sanxi Old Town flotation plant. As of the end of March 2011, the Sanxi Old Town flotation plant has formally started processing production.

▼ Zinc and Copper

Xingzhen Mining

In July 2006, Xingzhen Mining started to build a 200,000 metric tons/year zinc-copper ore mining and processing facility at the Keyinbulake Multi-Metal Mine in Buerjin County, Aletai Region, Xinjiang Uygur Autonomous Region.

On April 28, 2008, Xingzhen Mining completed a successful trial of the facility and then went into production. In parallel with processing, Xingzhen conducted exploration in the area. Due to the drop in price of non-ferrous metal caused by the economic crisis in 2008, Xingzhen stopped ore processing production. However, it resumed production in May of 2010.

In 2010, Xingzhen extracted ores of 82,500 metric tons, processed ores of 77,200 metric tons, and produced zinc ore powder of 3,129 metal tons and copper ore powder of 155 metal tons. Xingzhen sold zinc ore powder of 2,538 metal tons, copper ore powder of 115 metal tons.

Subject to purchase orders and weather conditions, we started processing production in early April 2011. In addition, since last year we have not ceased excavating operations. In 2011, we plan to produce extracted ores of 120,000 metric tons, process ores of 120,000 metric tons, and produce approximately 7,000 metal tons of zinc concentrate and nearly 280 metal tons of copper concentrate.

Qianzhen Mining

Before the end of 2007, Qianzhen Mining processed ores supplied by local mining companies. Since 2008, the supplier contracts expired.

No production occurred at Qianzhen Mining in 2010 due to a lack of ore supply.

Due to a potential asset reorganization activity, we do not plan to produce at Qianzhen Mining in 2011.

Qingshan Metal

Due to the decrease in the price of copper in 2008, Qingshan completed exploration only and did not begin mining in 2009.

We did not plan to produce nor did we produce in 2010 at Qingshan due to the low grade copper-zinc ore.

On April 12, 2011, the Company through its subsidiary Qianzhen Mining entered into an equity transfer agreement (the “Agreement”) to sell its 60% equity interest Qingshan Metal to a Chinese citizen Mr. Mao Huang (the “Investor”), a related party of the Company.

Pursuant to the Agreement, Qianzhen Mining will sell all of its Equity in Qingshan Metal to the Investor for total consideration in the amount of RMB 8.5 million (approximately US$ 1.3 million) (the “Transfer Price”). The payment of the Transfer Price will offset the debt owed by Qianzhen Mining to the Investor. After the transfer, Qianzhen Mining will no longer hold any equity interests in Qingshan Metal.

Exploration Activities

Keyinbulake Copper-Zinc Mine

In the first half of 2010, Xingzhen focused on conducting geophysical research and an electric logging project, making drilling plans, carrying out construction in strict accordance with results given by our prospecting team, and conducting necessary geophysical investigations in the mining area.

In 2010, Xingzhen mining drilled 12 holes totalling 3,356 meters, and trenched 3,060 cubic meters, and completed 771 IP sounding points. In the middle, northern and southern areas, we found two new mineralized bodies through drilling verification. We are now drilling and exploring these mining sites.

The exploration conducted in 2010 has helped to ensure our continued production. Based on these results, we will accelerate our work and try to submit a thorough examination report of the mining areas. Our work in 2011 will include:

	Conducting a comprehensive geological survey and revising integrated maps of the mining areas on a 1:2,000 scale and producing a geophysical exploration model;

	Conducting supplementary TEM and high-accuracy magnetic surveys in important areas of abnormality, and conducting 10-4 high-accuracy magnetic surveys around those areas; and

	Utilizing the results of the above to design a drilling construction plan as well as a 3,000 meter drilling plan.

Acquiring More Mineral Resources

To increase our reserve base and insure supply to our processing facilities, we plan to acquire domestic and foreign large-scale mines when the right opportunities arise. We also expect to acquire additional nonferrous metal mines and fluorite mines domestically that have good extracting and operating conditions and possess all necessary governmental licenses.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2011 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2010

Selected information from the Consolidated Statements of Operations

	For the three months ended March 31,
	2011	2010
	(in thousands)	(in thousands)
Net revenue	$1,896	$921
Gross profit	$664	$73
- Gross profit margin	35%	8%
General and administrative expenses	$2,107	$1,078
Interest expenses	$145	$86
Net loss attributable to the Company	$(1,608)	$(811)

REVENUES. Net revenues for the three months ended March 31, 2011 were approximately $1,896,000, representing an approximately $975,000 or 106% increase as compared to the same period of 2010. The improved performance was mainly due to the increased revenues from the fluorite segments as described below.

GROSS PROFIT AND GROSS PROFIT MARGIN. For the three months ended March 31, 2011, gross profit was approximately $664,000, which increased by approximately 810% from $73,000 in gross profit for the same period of 2010. Gross profit margin was approximately 35% for the three months ended March 31, 2011, which increased significantly from the gross profit margin of 8% for the same period of 2010.

GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended March 31, 2011, general and administrative expenses increased by approximately $1,029,000 to $2,107,000 in 2011 as compared to $1,078,000 in 2010. The increase was mainly due to (i) increased administrative expense of $137,000 associated with newly acquired Xinyi Fluorite; (ii) the amortization of mineral resources exploring expense amounting to approximately $466,000 and (iii) increased professional fees amounting to approximately $288,000.

INTEREST EXPENSE. Interest expense increased by approximately $59,000 as compared to the same period of 2010. The increase in interest expense was mainly due to the short term loan amount of approximately $10.58 million for the three months ended March 31, 2011 as compared to $3.16 million for the three months ended March 31, 2010.

NET LOSS ATTRIBUTABLE TO THE COMPANY. Net loss attributable to the Company for the three months ended March 31, 2011 was approximately $1,608,000, which increased by approximately $797,000 from $811,000 of net loss for the same period of 2010. Basic net income (loss) per share was ($0.06) and ($0.03) for the three months ended March 31, 2011 and 2010, respectively.

SEGMENT PERFORMANCE ANALYSIS

	Segment revenue		Segment profit (loss)
	For the three months ended March 31,		For the three months ended March 31,
	2011	2010	2011	2010
	(In thousands)	(In thousands)	(In thousands)	(In thousands)
Fluorite	$1,896	$921	$(313))	$(560)

Nonferrous metals	$-	$-	$(983)	$(437)

Fluorite

For the first quarter of 2011, fluorite segment revenue increased by 106% from approximately $921,000 for the three months ended March 31, 2010 to approximately $1,896,000 for the three months ended March 31, 2011. The increase was primarily due to the increases in sales volume and sale price for fluorite powder. The sales volume of fluorite powder for the three months ended March 31, 2011 was approximately 6,000 tons, which increased by approximately 150% from approximately 2,400 tons for the same period of 2010; the average sale price of fluorite powder for the three months ended March 31, 2011 was approximately $248 per ton, which increased by approximately 103% from approximately $122 per ton for the same period of 2010.

Our fluorite segment loss was approximately $313,000 for the three months ended March 31, 2011, compared to a segment loss of $560,000 in the same period of 2010.

Nonferrous Metals

Due to the inclement weather in the first quarter of 2011 and 2010, the Company ceased procession of non-ferrous metal and had no sales in the first quarters of 2011 and 2010, respectively. The nonferrous metals segment loss was mainly due to depreciation and amortization, and employees’ wages in the first quarters of 2011 and 2010, respectively.

 FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $7.73 million as of March 31, 2011, an increase of $6.18 million as compared to the balance at December 31, 2010 of $1.55 million.

Net cash used in operating activities for the three months ended March 31, 2011 was $6.44 million, representing a $7.61 million difference as compared to $1.17 million in cash provided for the same period in 2010.

Net cash used in investing activities for the three months ended March 31, 2011 was $3.62 million, as compared to $0.21 million used for the same period of 2010. For the three months ended March 31, 2011, the cash was mainly used in the acquisition of Xinyi Fluorite.

Net cash provided by financing activities for the three months ended March 31, 2011 was $16.33 million, as compared to $0.45 million used for the same period of 2010. The increase was primarily the result of the issuance and sale of approximately $20 million of common shares less certain expenses associated therewith.

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has incurred net operating losses of approximately $1.48 million and $1.02 million for the three months ended March 31, 2011 and 2010, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future.

The Company is addressing its liquidity needs and has taken positive steps by accomplishing the following:

•	It obtained approximately $20 million from issuance of common shares in January 2011.
•	Xiangzhen Mining, Xingzhen Mining and Xinyi Fluorite were all under normal operation at the end of March 2011, and are expected to remain in normal operation for the foreseeable future.

•
During 2010 and the first quarter of 2011, the average sale price of fluorite powder steadily increased. The average sale price of fluorite powder for the three months ended March 31, 2011 was approximately $248 per ton, which increased by approximately 103% from approximately $122 per ton for the same period of 2010.

In addition, if needed, management plans to issue additional equity securities and or debt to meets its obligations on a timely basis. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

None

Item 1A. Risk Factors

Not required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6.  Exhibits

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

4.1	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on January 19, 2011)

10.1	Equity Transfer Agreement, dated January 13, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 13, 2011)

10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 19, 2011)

10.3	Equity Distribution Agreement, dated April 28, 2011 (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on April 29, 2011)

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Beijing.

CHINA SHEN ZHOU MINING & RESOURCES, INC.

Date: May 16, 2011	By:	/s/ Xiaojing Yu
Xiaojing Yu, Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2011	By:	/s/ Jiayin Zhu
Jiayin Zhu, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)