Form 10-Q
period 2011-06-30
CHINA SHEN ZHOU MINING & RESOURCES, INC.
filed 2011-08-15
CIK 790024

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2011

or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-50491

China Shen Zhou Mining & Resources , Inc.
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

As of August 15, 2011, the Registrant had 32,285,973 shares of common stock outstanding.

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

China Shen Zhou Mining & Resources, Inc.

 PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$8,832	$1,545
Notes receivable	774	-
Accounts receivable, net	2,144	162
Prepayment for office rent	-	82
Other deposits and prepayments, net	1,812	850
Inventories	7,996	7,243
Restricted assets	172	70
Assets - Discontinued operations	-	1,188
Total current assets	21,730	11,140

Property, machinery and mining assets, net	48,623	33,052
Total assets	$70,353	$44,192

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,687	$2,434
Short term loans	10,061	8,061
Other payables and accruals	5,998	6,111
Due to related parties	528	-
Taxes payable	1,316	644
Liabilities - Discontinued operations	-	100
Total current liabilities	20,590	17,350

Long term loans	-	2,630
Due to related parties	225	2,439
Total liabilities	20,815	22,419

STOCKHOLDERS’ EQUITY:
Common stock ($0.001 par value; 50,000,000 shares authorized;
31,885,973 shares and 27,974,514 shares issued and outstanding
as of June 30, 2011 and December 31, 2010 respectively)	32	28
Additional paid-in capital	57,455	29,508
Statutory reserves	1,672	1,672
Accumulated other comprehensive income	5,129	4,357
Accumulated deficit	(15,111)	(13,630)
Stockholders' equity - China Shen Zhou Mining & Resources, Inc. and Subsidiaries	49,177	21,935
Noncontrolling interest	361	-
Noncontrolling interest--Discontinued operations	-	(162)
Total stockholders’ equity	49,538	21,773
Total liabilities and stockholders’ equity	$70,353	$44,192

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue	$9,117	$2,182	$11,013	$3,103
Cost of sales	4,773	1,729	6,005	2,577
Gross profit	4,344	453	5,008	526

Operating expenses:
Selling and distribution expenses	24	38	60	51
General and administrative expenses	3,326	810	5,426	1,875
Total operating expenses	3,350	848	5,486	1,926

Net income (loss) from operations	994	(395)	(478)	(1,400)

Other income (expense):
Interest expense	(201)	(108)	(346)	(194)
Other, net	115	13	73	300
Total other income (loss)	(86)	(95)	(273)	106

Income (loss) from continuing operations before income taxes	908	(490)	(751)	(1,294)

Income tax expenses	(280)	-	(280)	-

Income (loss) from continuing operations	628	(490)	(1,031)	(1,294)

Discontinued operations :
Loss from operations of discontinued component, net of taxes	-	(14)	(7)	(22)
Loss on disposal of discontinued subsidiary, net of taxes	(82)	-	(82)	-
Loss from discontinued operations	(82)	(14)	(89)	(22)

Net income (loss)	546	(504)	(1,120)	(1,316)
Less: Noncontrolling interests attributable to the noncontrolling interests	(418)	-	(361)	-
Net income (loss) - attributable to China Shen Zhou Mining & Resources, Inc. and Subsidiaries	128	(504)	(1,481)	(1,316)

Other comprehensive income:
Foreign currency translation adjustments	615	66	772	46
Comprehensive income (loss)	$743	$(438)	$(709)	$(1,270)

Net income (loss) per common share – basic and diluted
From continuing operations	$0.01	$(0.02)	$(0.05)	$(0.05)
From discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
	$0.01	$(0.02)	$(0.05)	$(0.05)

Weighted average common shares outstanding
- Basic and Diluted	30,836	27,975	30,448	27,852

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share data)

	For the Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,481)	$(1,316)
Adjustments to reconcile net loss to net cash used in operating activities:		-
Loss from operations of discontinued component, net of income tax benefits	7	22
Loss on sale of discontinued operations, net of income taxes	82	-
Provision for doubtful accounts	(78)	-
Depreciation and amortization	2,096	1,338
Noncontrolling interests	361	-
Forgiveness of payroll payables	-	(300)
Stock-based compensation	972	-
Changes in operating assets and liabilities:
(Increase) decrease in -
Notes receiveivable	(774)	-
Accounts receivable	(1,922)	28
Other deposits and prepayments	(920)	(168)
Prepayment for office rent	82	82
Inventories	(586)	(2,873)
Restricted assets	(101)	732
Increase (decrease) in -
Accounts payable	(886)	(1,553)
Other payables and accruals	(1,433)	529
Taxes payable	656	54
Net cash used in operating activities from continuing operations	(3,925)	(3,425)
Net cash used in operating activities from discontinued operations	(37)	-
Net cash used in operating activities	(3,962)	(3,425)
Cash flows from investing activities:
Purchases of property, machinery and mining assets	(2,179)	(440)
Acquisition of subsidiaries, net of cash and cash equivalents acquired	(3,604)	-
Net cash used in investing activities from continuing operations	(5,783)	(440)
Net cash provided by disposal of discontinued operations	-	(21)
Net cash used in investing activities	(5,783)	(461)
Cash flows from financing activities:
Due to related parties	(646)	(250)
Proceeds from issuance of common shares	20,000	-
Issuance costs of common shares	(1,516)	-
Repayment at short-term bank loans	(7,396)	(2,732)
Proceeds from short-term bank loans	6,452	7,050
Net cash provided by financing activities	16,894	4,068

Foreign currency translation adjustment	138	(52)

Net increase in cash and cash equivalents	7,287	130

Cash and cash equivalents at the beginning of the period	1,545	333
Cash and cash equivalents at the end of the period	$8,832	$463

Non-cash investing and financing activities
Shares issued to employees as share based compensation	$-	$752
Shares issued to Acquire Xinyi Fluorite	$9,467	$-

Supplemental disclosures of cash flow information:
Cash paid for interest expenses	$262	$162
Cash paid for income tax	$-	$-

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

At June 30, 2011, the subsidiaries of China Shen Zhou Mining & Resources, Inc. are as follows:
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

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has incurred net operating losses of approximately $0.48 million and $1.40 million for the six months ended June 30, 2011 and 2010, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future.

The Company is addressing its liquidity needs and has taken positive steps by accomplishing the following:

•	It obtained approximately $20 million from issuance of common shares in January 2011.
•	Xiangzhen Mining, Xingzhen Mining and Xinyi Fluorite were all under normal operation at the end of March 2011, and are expected to remain in normal operation for the foreseeable future.
•
During 2010 and the first half year of 2011, the average sale price of fluorite powder steadily increased. The average sale price of fluorite powder for the six months ended June 30, 2011 was approximately $322 per ton, which increased by approximately 148% from approximately $130 per ton for the same period of 2010.

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

NOTE 3 – ACQUISITION

On January 13, 2011, the Company, through its subsidiary Xingzhen Mining, entered into an equity transfer agreement to acquire 55% of the equity interests of Xinyi Fluorite.

Pursuant to the Agreement, the Company acquired the equity from the three original shareholders (Jia Xiangfu, a Chinese citizen, Yu Wuqiang, a Chinese citizen, and Chen Qiaolin, a Chinese citizen) of Xinyi Fluorite for total consideration in the amount of RMB 86.71 million (approximately US$ 13.15 million) (the “Purchase Price”). Pursuant to the terms of the agreement, the consideration was agreed to be RMB 62.44 million (approximately US$ 9.47 million) of the Company’s common stock and RMB 24.27 million (approximately US$ 3.68 million) in cash. Also, two additional investors (Min Yong, a Chinese citizen, and Wang Changman, a Chinese citizen) agreed to acquire 15% of the equity interests of Xinyi Fluorite under the terms of the Agreement. Pursuant to the Agreement, Xingzhen Mining and the Other Investors also agreed to pay an additional RMB 20 million (US$ 3.03 million) for the renovation of Xinyi Fluorite’s mining facilities.

During January 13, 2011 to June 30, 2011, the Company had paid cash total amount to RMB 23.29 million (approximately US$ 3.53 million) and 1,074,576 shares of the Company’s common stock to the original shareholders of Xinyi Fluorite. Approximately RMB 0.98 million (approximately US$ 0.15 million) will be paid to the original shareholders of Xinyi Fluorite. The fair value of the Company’s common stock at the date of the transaction was $8.81. As a result, we recorded a total of $13,148,165 of transaction costs in connection with the acquisition of Xinyi Fluorite.

The following is a reconciliation of the purchase:

	Shares	Price per share
Fair value of the Company’s stock issued	1,074,576	8.81	$9,467,015
Cash			3,681,150
Total purchase price			$13,148,165

Acquired assets and liabilities
Fixed assets			$159,498
Estimated Fair value of intangible assets			40,862,193
Liabilities			-
			41,021,691
Acquisition of 55% share			55%
			22,561,930
Purchase price			13,148,165
Negative goodwill to be taken into other income (bargain purchase)			$9,413,765

			Minority Interest
			$41,021,691
			45%
			$18,459,761

Company management believes that the bargain purchase is a result of the distressed financial situation of the former majority shareholders of Xinyi Fluorite who were not able to fully develop the mineral extraction potential of the properties to which Xinyi Fluorite had rights to. Management estimates the bargain purchase to be approximately $9,414,000. This will be taken into other income when the Company finalizes the valuation of the acquired assets of Xinyi Fluorite. The Company is still in the process of determining the fair value of assets acquired and liabilities assumed. Once determined, the Company will record the acquisition at fair value. In addition, the minority interest will reflect the full value of their share of Xinyi Flourite upon completion of the valuation.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Xinyi Fluorite had occurred as of January 1, 2010 through June 30, 2010:

Net revenue	$3,837
Cost of sales	3,068
Gross profit	769

Operating expenses:
Selling and distribution expenses	71
General and administrative expenses	3,518 (a)
Total operating expenses	3,589

Net loss from operations	(2,820)

Other income (expense):
Interest expense	(202)
Other, net	286
Total other income	84

Loss from continuing operations before income taxes	(2,736)

Income tax expenses	(18)

Loss from continuing operations	(2,754)

Discontinued operations :
Loss from operations of discontinued component, net of taxes	(22)
Loss from discontinued operations	(22)

Net loss	(2,776)
Less: Noncontrolling interests attributable to the noncontrolling interests	657 (b)
Net loss - attributable to China Shen Zhou Mining & Resources, Inc. and Subsidiaries	(2,119)

Other comprehensive income:
Foreign currency translation adjustments	(46)
Comprehensive loss	$(2,073)

Net loss per common share – basic and diluted
From continuing operations	$(0.08)
From discontinued operations	(0.00)
$(0.08)

Weighted average common shares outstanding
- Basic and Diluted	28,927 (c)

(a)	Includes amortization of acquired intangible assets of approximately $1,559,000 based on the unit-of-production method.
(b)	Minority interest of 45% of ownership in Xinyi Fluorite for purpose of pro forma. Upon final evaluation of assets acquired, the Company will reflect the proper value of the noncontrolling interest.
(c)	Assumes 1,074,576 common shares issued for the purchase of Xinyi Fluorite are outstanding for the entire six month pro forma period.
(d)
Not include on the pro forma is the other income generated from the bargain purchase of Xinyi Fluorite. Company management believes that the bargain purchase is a result of the distressed financial situation of the former majority shareholders of Xinyi Fluorite who were not able to fully develop the mineral extraction potential of the properties to which Xinyi Fluorite had rights to. Management estimates the bargain purchase to be approximately $9,414,000. This will be taken into other income when the Company finalizes the valuation of the acquired assets of Xinyi Fluorite.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Xinyi Fluorite had occurred as of April 1, 2010 through June 30, 2010:

Net revenue	$2,916
Cost of sales	2,220
Gross profit	696

Operating expenses:
Selling and distribution expenses	58
General and administrative expenses	2,405 (a)
Total operating expenses	2,463

Net loss from operations	(1,767)

Other income (expense):
Interest expense	(109)
Other, net	(1)
Total other income	(110)

Loss from continuing operations before income taxes	(1,877)

Income tax expenses	(18)

Loss from continuing operations	(1,895)

Discontinued operations :
Loss from operations of discontinued component, net of taxes	(14)
Loss from discontinued operations	(14)

Net loss	(1,909)
Less: Noncontrolling interests attributable to the noncontrolling interests	632 (b)
Net loss - attributable to China Shen Zhou Mining & Resources, Inc. and Subsidiaries	(1,277)

Other comprehensive income:
Foreign currency translation adjustments	66
Comprehensive loss	$(1,211)

Net loss per common share – basic and diluted
From continuing operations	$(0.04)
From discontinued operations	(0.00)
$(0.04)

Weighted average common shares outstanding
- Basic and Diluted	29,050 (c)

(a)	Includes amortization of acquired intangible assets of approximately $1,559,000 based on the unit-of-production method.
(b)	Minority interest of 45% of ownership in Xinyi Fluorite for purpose of pro forma. Upon final evaluation of assets acquired, the Company will reflect the proper value of the noncontrolling interest.
(c)	Assumes 1,074,576 common shares issued for the purchase of Xinyi Fluorite are outstanding for the entire six month pro forma period.
(d)
Not include on the pro forma is the other income generated from the bargain purchase of Xinyi Fluorite. Company management believes that the bargain purchase is a result of the distressed financial situation of the former majority shareholders of Xinyi Fluorite who were not able to fully develop the mineral extraction potential of the properties to which Xinyi Fluorite had rights to. Management estimates the bargain purchase to be approximately $9,414,000. This will be taken into other income when the Company finalizes the valuation of the acquired assets of Xinyi Fluorite.

The unaudited pro forma information does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented and is not intended to be indicative of future results.

NOTE 4 - DISCONTINUED OPERATIONS

On April 12, 2011, the Company through its subsidiary Qianzhen Mining entered into an equity transfer agreement (the “Agreement”) to sell its 60% equity interest Qingshan Metal to a Chinese citizen Mr. Mao Huang (the “Investor”), a related party of the Company.

Pursuant to the Agreement, Qianzhen Mining sold all of its Equity in Qingshan Metal to the Investor for total consideration in the amount of RMB 8.5 million (approximately $1.3 million). The payment of the Transfer Price has been offset the debt owed by Qianzhen Mining to the Investor. After the transfer, Qianzhen Mining will no longer hold any equity interests in Qingshan Metal.

The Company has recorded a loss from operations of discontinued component, net of income taxes, of approximately $7,000, and a loss on disposal of discontinued subsidiary, net of income taxes, of approximately $82,000 for the six months ended June 30, 2011. In accordance with Accounting Standard Codification (“ASC”) 360 (Formerly FAS 144) of Financial Accounting Standards Board (“FASB”), Accounting for Impairment or Disposal of Long-Lived Assets, the Company has reflected Qingshan Metal’s results of operations in the consolidated statements of operations through the date of the sale as discontinued operations for all periods presented. The assets and liabilities of Qingshan Metal in the Company’s consolidated balance sheet as of December 31, 2010 have been reclassified. The cash flows of discontinued operations also have been reclassified.

The following table presents the revenue, net loss from discontinued operations and on disposal of Qingshan Metal for the periods presented:

	Six Months Ended June 30,
	2011	2010
	(In thousands)	(In thousands)
Revenue	$-	$-

Net loss from discontinued operations,	$(7)	$(22)

Net loss on disposal of subsidiary	$(82)	$ Not Applicable

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (AFMG, Xiangzhen Mining, and Qianzhen Mining) and its majority owned subsidiaries (Xingzhen Mining and Xinyi Fluorite).  All inter-company balances and transactions have been eliminated.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2011	December 31, 2010
Balance sheet items, except for the registered and paid-up capital and retained earnings, as of year end	US$1=RMB6.4630	US$1=RMB6.6118

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010
Amounts included in the statements of operations and statements of cash flows for the period	US$1=RMB6.5352	US$1=RMB6.8347

	For the	For the
	Three Months Ended	Three Months Ended
	June 30, 2011	June 30, 2010
Amounts included in the statements of operations and statements of cash flows for the period	US$1=RMB6.5297	US$1=RMB6.8344

For the six months ended June 30, 2011 and 2010, foreign currency translation adjustment is approximately $772,000 and $46,000 respectively, have been reported as comprehensive income in the consolidated statements of operations and comprehensive income. For the three months ended June 30, 2011 and 2010, foreign currency translation adjustment is approximately $615,000 and $66,000 respectively, have been reported as comprehensive income in the consolidated statements of operations and comprehensive income.

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

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, restricted assets, notes receivable, accounts payable, other payables and accruals, short-term bank loans, other current liabilities.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of June 30, 2011, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of June 30, 2011, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

Comprehensive Income (loss)
Accumulated other comprehensive income includes foreign currency translation adjustments. Total comprehensive losses for the six months ended June 30, 2011 and 2010 was approximately ($709,000) and ($1,270,000), respectively.

Reclassifications
Certain reclassifications have been made to the prior periods’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or the sum of retained earnings and statutory reserve.

Recently Issued Accounting Standards
A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

NOTE 6 – NOTES RECEIVABLE

Notes receivable amounted to approximately $774,000 as of June 30, 2011 consist of bank's acceptance bills from two customers for the purchase of the Company’s products. Bank’s acceptance bills are accepted by the remitters’ banks that entitle the holders to receive the full face amount from the banks at maturity, which bears no interest and generally ranges from three to six months from the date of issuance. The Company can also endorse the bank’s acceptance bills as payment to its suppliers before the bank’s acceptance bills’ maturity date. On August 5, 2011, a bank’s acceptance bill amounted to approximately $155,000 was endorsed as payment to an exploration team.

NOTE 7 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30, 2011	December 31, 2010
	(In thousands)	(In thousands)
Accounts receivable	$2,257	$328
Less: Allowance for doubtful accounts	(113)	(166)
	$2,144	$162

The activities in the Company’s allowance for doubtful accounts are summarized as follows:

	June 30, 2011	December 31, 2010
	(In thousands)	(In thousands)
Balance at the beginning of the year	$166	$66
Add: provision during the period	-	100
Less: write off the provision during the period	(53)	-
Balance at the end of the period	$113	$166

NOTE 8 - DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following:

	June 30, 2011	December 31, 2010
	(In thousands)	(In thousands)
Prepayments and advances	$825	$322
Other receivables	1,217	783
Less: Allowance for doubtful accounts	(230)	(255)
	$1,812	$850

The activities in the Company’s allowance for doubtful accounts are summarized as follows:

	June 30, 2011	December 31, 2010
	(In thousands)	(In thousands)
Balance at the beginning of the year	$255	$-
Add: provision during the period	-	255
Less: write off the provision during the period	(25)	-
Balance at the end of the period	$230	$255

NOTE 9 - INVENTORIES

Inventories consist of the following:

		June 30, 2011	December 31, 2010
		(In thousands)	(In thousands)
Raw materials		$725	$708
Unprocessed ore	(a)	4,134	4,818
Consumables		257	227
Finished goods and semi-manufactured goods		2,880	1,490
		$7,996	$7,243

(a) Unprocessed ore is the inventory that consists of materials extracted from the mines that have not been processed. These inventories are primarily maintained in large mounds of materials stored in the mine field in the form of a “stockpile.” These stockpiles are measured at the reporting date by qualified experts using industry standards. Such standards taking into account the volume, density, and mineral content in such stockpiles. The cost for such stockpiles includes extraction cost from mines, labor, amortization and depreciation, and other overhead costs. The proven and probable reserves are not included in the Company’s inventory.

NOTE 10 - RESTRICTED ASSETS

Restricted assets are the deposits saved in the bank account as the guarantee money for the environment protection, the safety in mining production and the issuing bank drafts. As of June 30, 2011 and December 31, 2010, the Company has restricted assets of approximately $172,000 and $70,000, respectively.

 NOTE 11 - PROPERTY, MACHINERY AND MINING ASSETS, NET

Property, machinery and mining assets consist of the following:

	June 30, 2011	December 31, 2010
	(In thousands)	(In thousands)
Land use rights	$1,736	$1,697
Buildings	15,158	13,068
Machinery	12,715	11,820
Mining assets	11,843	10,809
Motor vehicles	2,223	1,343
Equipment	517	451
Extraction rights	20,399	7,155
Construction in progress	450	234
	65,041	46,577
Less:
Accumulated depreciation and amortization	(15,362)	(12,497)
Impairment provision	(1,056)	(1,028)
	$48,623	$33,052

Depreciation and Amortization
Depreciation and amortization expense in aggregate for the six months ended June 30, 2011 and 2010 was approximately $2,096,000 and $1,338,000, respectively.

Impairment Provision
The accumulated impairment provision was recorded for the mining assets of Qianzhen Mining, a subsidiary of the Company within the nonferrous metals segment.

Exploration and Extraction Rights
As in most jurisdictions, mineral rights in China are divided into two types: extraction rights and exploration rights. Extraction rights refer to the rights obtained in accordance with the law for exploitation of mineral reserves and market control of mineral products. In nearly every jurisdiction in the world, mineral rights are absolutely exclusive. In China, however, there are no clear stipulations regarding the exclusivity of mineral rights. The Amendment of China Mining Regulation stressed the security of mineral rights and its Article 6 stated that “upon discovery of mineral reserves, the exploration licensees have the privileged priority to obtain mining rights to the mineral reserves within the exploration area.”  According to the Ministry of Land and Resources, this privileged priority will be guaranteed under further amendments to be made in the near future.

Exploration rights refer to the right obtained in accordance with the law for exploring for mineral reserves within the areas authorized by the exploration license. The Company has been granted mineral exploration permits. These exploration rights enable the Company to explore selected prospective mines for possible economic value to mine and develop. Under Chinese mining laws and regulations, generally an exploration license is valid for no more than three years and extension of the exploration license shall not exceed two years and two extensions.

NOTE 12 - SHORT-TERM LOANS

Short-term loans consist of the following:

	June 30, 2011	December 31, 2010
	(in thousands)	(in thousands)
10.01% note payable to Baiyin Credit Union matures on February 4, 2011 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	$-	$189
10.01% note payable to Baiyin Credit Union matures on February 4, 2011 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	-	68
7.01% note payable to China Citic Bank matures on February 15, 2011, collateralized with Xiangzhen’s extraction right, land use right and some machineries	-	756
7.01% note payable to China Citic Bank matures on February 12, 2011, collateralized with Xiangzhen’s extraction right, land use right and some machineries	-	2,269
7.01% note payable to China Citic Bank matures on February 14, 2011, collateralized with Xiangzhen’s extraction right, land use right and some machineries	-	3,025
9.45% note payable to Baiyin Credit Union matures on March 21, 2011 with interest due on the 20th day of each quarter and principal due at date of maturity, which is in the name of a related party and guaranteed by Xiangzhen Mining	-	242
13.28% note payable to Wulatehouqi Credit Union matures on April 11, 2011 , which is in the name of a related party and guaranteed by Qianzhen Mining	-	423
6.97% note payable to Baiyin Credit Union matures on December 28, 2011 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining and secured by the certificate of deposit of Ms. Helin Cui, a director of the Company	93	91
6.37% note payable to Baiyin Credit Union matures on August 18, 2011 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining and secured by the certificate of deposit of Ms. Xiaojing Yu, a director of the Company	123	121
9.45% note payable to Baiyin Credit Union matures on December 21, 2011 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Xingzhen Mining	897	877
7.01% note payable to China Citic Bank matures on March 31, 2012, collateralized with Xiangzhen’s extraction right, land use right and some machineries	3,095	-
7.01% note payable to China Citic Bank matures on March 31, 2012, collateralized with Xiangzhen’s extraction right, land use right and some machineries	3,095	-
5.15% note payable to Ms. Yanling Ding matures on January 26, 2012, collateralized with Xingzhen’s extraction right and the ore processing plant	2,758	-

	$10,061	$8,061

NOTE 13 - LONG-TERM LOANS

Long-term loans consisted of the following:

	June 30,	December 31,
	2011	2010
	(in thousands)	(in thousands)
5.15% note payable to Ms. Yanling Ding matures on January 26, 2012, collateralized with Xingzhen’s extraction right and the ore processing plant	$-	$2,630

The long-term loan has been classified to short-term loan for the remained term shorter than a year in 2011.

NOTE 14 – OTHER PAYABLES AND ACCRUALS

Other payables and accruals consist of the following:

		June 30, 2011	December 31, 2010
		(In thousands)	(In thousands)
Receipts in advance	(a)	$2,002	$2,058
Accruals for payroll, bonus and other operating expenses		1,742	689
Payables for construction service vender		964	1,635
Others payables		1,290	1,729
		$5,998	$6,111

(a) As of June 30, 2011, Receipts in advance total approximately $2,002,000, which consists of advances from 15 customers.

 The following table shows the receipts in advance of the Company’s major customers (10% or more of consolidated receipts in advance) as of June 30, 2011:

	Receipts in advance	Percentage
Customer	(In thousands)	(%)
RuiPeng Mining Ltd	$795	40%
Henan Zhongse Ltd	534	27%
Houma Huatai Charging Ltd	210	10%
	$1,539	77%

 As of December 31, 2010, Receipts in advance total approximately $2,058,000, which consists of advances from 10 customers.

The following table shows the receipts in advance of the Company’s major customers (10% or more of consolidated receipts in advance) as of December 31, 2010:

	Receipts in advance	Percentage
Customer	(In thousands)	(%)
RuiPeng Mining Ltd	$1,514	74%

NOTE 15 - DUE TO RELATED PARTIES

Due to related parties classified as short term liabilities consist of the following:

	June 30, 2011	December 31, 2010
	(In thousands)	(In thousands)
Due to Mr. Xiangfu Jia, the minority shareholder of Xinyi Fluorite	$528	$-

Due to related parties classified as long term liabilities consist of the following:

	June 30, 2011	December 31, 2010
	(In thousands)	(In thousands)
Due to directors of the Company:
Ms. Xiaojing Yu, CEO of the Company	$65	$102
Mr. Xueming Xu, Director of the Company	43	12
Due to Mr. Xiaoming Yu, General Manager of Xiangzhen Mining	113	431
Due to Mr. Mao Huang, the minority shareholder of Xingzhen Mining	4	1,894
	$225	$2,439

Amounts due to related parties are interest-free, unsecured and due on December 8, 2012.

NOTE 16 – Equity

Common Stock

We have 50,000,000 shares of common stock, par value $.0001, authorized. At June 30, 2011 and December 31, 2010 there were 31,885,973 shares and 27,974,514 shares of common stock issued and outstanding, respectively.

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

On January 13, 2011, the Company, through its subsidiary Xingzhen Mining, entered into an equity transfer agreement to acquire 55% of the equity interests of Xinyi Fluorite. Pursuant to the Agreement, the Company acquired the Equity from the three original shareholders of Xinyi Fluorite for total consideration in the amount of RMB 65 million (approximately US$ 9.85 million) (the “Purchase Price”). Pursuant to the terms of the agreement, the consideration was agreed to be RMB 50 million (approximately US$ 7.58 million) of the Company’s common stock at $7.05 per share and RMB 15 million (approximately US$ 2.27 million) in cash.

During the six months ended June 30, 2011, we issued a total of 3,911,459 shares of our common stock comprised of: 2,836,883 shares to certain institutional investors in connection with the January 19, 2011 agreement discussed above, 1,074,576 shares as part of the Purchase Price for our acquisition of an 55% interest in Xinyi Fluorite.

Common Stock Purchase Warrants

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

The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.30 shares of common stock.  The purchase price is $7.05 per fixed combination.  The warrants are exercisable immediately following the closing date of the Offering and will remain exercisable for three years thereafter at an exercise price of $8.46 per share.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and in the event the Company issues or is deemed to issue shares of common stock for less than the exercise price then in effect.  The exercise price of the warrants has not been adjusted as of June 30, 2011 or the date of this filing.

If the adjustment feature with respect to the warrants should be triggered, such as if the Company were to issue common shares at a price lower than the granted warrants, the Company might have to account for these warrants in accordance with the Derivative and Hedging Topic of ASC 815. If the warrants are determined not to have a scope exception under ASC Section 815-10-15, and the warrants are determined to not be indexed to the Company’s common stock, these warrants may be reclassified from equity to a derivative liability for their future fair market value at the time the Company should issue common shares, or their equivalents, below the original exercise price of $8.46 for such warrants. The valuation of warrants, if they are deemed to be a derivative liability, would be valued at market. Under ASC 815, the warrants would be carried at fair value and adjusted during each reporting period subsequent to reclassification to a derivative liability from that of an equity instrument.

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

 During the six months ended June 30, 2011, no warrants were exercised.

	Warrants to purchase The Company’s common stock	Average exercise price
	(Shares)	(In US dollars)
Outstanding warrants at January 19, 2011	851,066	$8.46
Warrants granted to the placement agent	68,085	10.15
Exercised	-	-
Expired	-	-
Outstanding warrants at June 30, 2011	919,151	$8.59

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

NOTE 18 - STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company’s PRC subsidiaries were required to transfer 10% of their profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve and a percentage of not less than 5%, as determined by management, of the profit after tax to the public welfare fund. With the amendment of the PRC Companies Law which was effective January 1, 2006, enterprises in the PRC are no longer required to transfer any profit to the public welfare fund. Any balance of public welfare fund brought forward from December 31, 2005 should be transferred to the statutory surplus reserve. The statutory surplus reserve is non-distributable. There was no statutory reserve transferred for the six months ended June 30, 2011 and 2010.

NOTE 19 - ASSET RETIREMENT OBLIGATIONS

According to the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” of the PRC, mining companies causing damages to cultivated land, grassland or forest are required to restore the land to a state approved by the local governments. The local governments administering the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” on the Company’s two mines, “Sumochaganaobao Fluorite Mine” and “Mining site No. 2”, have confirmed that the Company is not required to restore or rehabilitate the two mining sites because those two mining sites are located at distant areas and the Company’s mining and extraction activities have not affected the surrounding environment. The Company’ property, machinery and mining assets related to those two mining sites at June 30, 2011 and December 31, 2010 were not subject to an asset retirement obligation.

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

Capital commitment
	June 30, 2011	December 31, 2010
	(In thousands)	(In thousands)
Purchase of machinery - within one year	$16	$27
Acquisition or construction of buildings-within one year	-	36
	$16	$63

Contingent assets and liabilities
On January 13, 2011, the Company and two additional investors (the “transferee”) entered into an equity transfer agreement (the “Agreement”) to acquire total 70% of the equity interests of Xinyi Fluorite from the three original shareholders (the “transferor”). The Company acquired 55% of the equity interests of Xinyi Fluorite.

Pursuant to the Agreement, the transferor warrants that a total amount of five hundred thousand (500,000) metric tons of ore can be extracted from within the mining permit area of the Qingzheng Mine. If five hundred thousand (500,000) metric tons are not extracted, transferee shall undertake such loss and compensate transferor for each ton of shortage with RMB two hundred Yuan (RMB 200).

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

The Company primarily evaluates performance based on income before income taxes and excluding non-recurring items.

The segment data presented below were prepared on the same basis as the Company’s consolidated financial statements.

Six Months Ended June 30, 2011	Fluorite	Nonferrous metals	Consolidated
	(In thousands)	(In thousands)	(In thousands)
Segment revenue	$8,610	$2,403	$11,013
Inter-segment revenue	-	-	-
Revenue from external customers	$8,610	$2,403	$11,013

Segment income (loss)	$1,820	$(1,139)	$681

Unallocated corporate income			(1,432)
Loss from continuing operations before income taxes			$(751)
Income tax expenses			(280)
Loss from discontinuing operations , net of taxes			(89)
Net loss			$(1,120)

Total segment assets	$63,679	$25,935	$89,614
Inter-segment receivables	(12,456)	(8,137)	(20,593)
	$51,223	$17,798	$69,021
Other unallocated corporate assets			1,332
			$70,353
Other segment information:
Depreciation and amortization	$1,540	$555	$2,096
Expenditure for segment assets	$1,695	$484	$2,179

Six Months Ended June 30, 2010 (unless indicated)	Fluorite	Nonferrous metals	Consolidated
	(In thousands)	(In thousands)	(In thousands)
Segment revenue	$2,332	$771	$3,103
Inter-segment revenue	-	-	-
Revenue from external customers	$2,332	$771	$3,103

Segment loss	$(874)	$(560)	$(1,434)

Unallocated corporate income			140
Loss from continuing operations before income taxes			$(1,294)
Income tax expenses			-
Loss from discontinuing operations before income taxes			(22)
Loss before income taxes			$(1,316)

Total segment assets as of December 31, 2010	$37,616	$25,826	$63,442
Inter-segment receivables as of December 31, 2010	(12,175)	(8,343)	(20,518)
	$25,441	$17,483	$42,924
Assets --discontinuing operations as of December 31, 2010			1,180
Other unallocated corporate assets as of December 31, 2010			80
			$44,192

Other segment information:
Depreciation and amortization	$852	$486	$1,338
Expenditure for segment assets	$372	$68	$440

The following summarizes identifiable assets by geographic area:

	June 30, 2011	December 31, 2010
	(In thousands)	(In thousands)
China	$69,021	$44,112
Unallocated corporate assets	1,332	80
	$70,353	$44,192

The following summarizes operating losses before provision for income tax:

	For Six Months Ended June 30,
	2011	2010
	(In thousands)	(In thousands)
China	$592	$(1,456)
Unallocated corporate operating income (loss)	(1,432)	140
	$(840)	$(1,316)

NOTE 23 - OTHER INCOME, NET

		For Six Months Ended June 30,
		2011	2010
		(In thousands)	(In thousands)
Penalty income	(a)	$147	$-
Liabilities exemption		-	300
Exchange gain		-	22
Donation		(61)	-
Others		(13)	(22)
		$73	$300

(a) Penalty income was mainly attributable to the recovery of certain “short-swing” profits accidentally realized by one of our directors. The director is fully disgorged of such profits via Section 16(b) of the Securities Exchange Act of 1934, as amended.

NOTE 24 - EARNINGS PER SHARE

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share from continuing and discontinued operations for the periods presented (amounts in thousands, except per share data):

	For Six Months Ended June 30,
	2011	2010
	(In thousands, except per share data)	(In thousands, except per share data)
Loss from continuing operations available to common shareholders:
-Basic and Diluted	$(1,392)	$(1,294)

Loss from discontinued operations available to common shareholders:
-Basic and Diluted	$(89)	$(22)

Weighted average number of shares:
-Basic and Diluted	30,448	27,852

Loss per share from continuing operations
-Basic and Diluted	$(0.05)	$(0.05)

Loss per share from discontinued operations
- Basic and Diluted	$(0.00)	$(0.00)

The outstanding warrants were not included in the calculation since they were out-of-the money as of June 30, 2011.

NOTE 25 - CONCENTRATION OF CUSTOMERS AND SUPPLIERS

The Company had three customers who contributed approximately $7,532,000 or 68% of the Company’s consolidated net revenue for the six months ended June 30, 2011. For the same period of 2010, the Company had four main customers who contributed approximately $2,242,000 or 73% of the Company’s consolidated net revenue.

The following table shows the Company’s major customers (10% or more of consolidated net revenue) for the six months ended June 30, 2011:

	Revenue	Percentage
Customer	(In thousands)	(%)
Ningxia Jinhe Chemistry Ltd	$2,872	26%
Ruipeng Mining Ltd	2,403	22%
Henan Zhongse Ltd	2,257	20%
	$7,532	68%

The following table shows the Company’s major customers (10% or more of consolidated net revenue) for the Six Months Ended June 30, 2010:

	Revenue	Percentage
Customer	(In thousands)	(%)
RuiPeng Mining Ltd	$771	25%
Zibo Bofeng Ltd	459	15%
Handan Hongzhi Ltd	548	18%
Ningxia Jinhe Chemistry Ltd	464	15%
	$2,242	73%

The Company had no concentrated suppliers for the six months ended June 30, 2011 and 2010.

NOTE 26 - SUBSEQUENT EVENT

On July 5, 2011, the Company issued 400,000 shares to its employees as compensation on the 2009 Omnibus Long-term Incentive Plan. The share based compensation was declared and approved by the board of directors on June 20, 2011 and had been accrued as payroll payable of approximately $972,000 on June 30, 2011.

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

BUSINESS STRATEGY

Resumption of Production Capacity to Meet Demand

▼ Fluorite

Xiangzhen Mining

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

In 2010, 131,000 metric tons of fluorite ore were extracted; 36,100 metric tons of fluorite lumps were produced and 32,800 metric tons of fluorite lump were sold. Also in 2010, 64,800 metric tons of fluorite ore were processed and subsequently produced 24,300 metric tons of fluorite powder. and 29,000 metric tons of fluorite powder were sold.

In 2010, we made the following advances in our operations:

☐
The Company added a water treatment system at the New Processing Plant. After repeated adjustments, we successfully resolved the water quality problem and achieved the necessary level of water quality for production. The New Processing Plant started normal production in August 2010.

☐	The Company examined several potential fluorite mine acquisitions in 2010, and, as a result, we successfully acquired Xinyi Fluorite on January 13, 2011.

☐
In 2010, as per the requirements of AMEX regarding reserve estimation, we commissioned SRK Consulting China Ltd. (Beijing office) to survey the Siziwangqi Sumochaganaobao fluorite deposit (“Aobao fluorite deposit” or the “Mine”) in Walanchabu, Inner Mongolian Autonomous Region, and compile underground mining designs and estimate workable reserves for the Mine. The estimation report was successfully finished and issued in March 2011.

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

Due to a potential asset reorganization, we do not plan any production at Qianzhen Mining in 2011.

Qingshan Metal

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

The exploration conducted in 2010 has helped to ensure our continued production. Based on these results, we will accelerate our work and try to submit a thorough examination report of the mining areas. Our work in 2011 will include:

☐	Conducting a comprehensive geological survey and revising integrated maps of the mining areas on a 1:2,000 scale and producing a geophysical exploration model;

☐	Conducting supplementary TEM and high-accuracy magnetic surveys in important areas of abnormality, and conducting 10 -4 high-accuracy magnetic surveys around those areas; and

☐	Utilizing the results of the above to design a drilling construction plan as well as a 3,000 meter drilling plan.

Acquiring More Mineral Reserves

To increase our reserve base and insure supply to our processing facilities, we plan to acquire domestic and foreign large-scale mines when the right opportunities arise. We also expect to acquire additional nonferrous metal mines and fluorite mines domestically that have good extracting and operating conditions and possess all necessary governmental licenses.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2011 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2010

Selected information from the Consolidated Statements of Operations

	For the three months ended June 30,
	2011	2010
	(in thousands)	(in thousands)
Net revenue	$9,117	$2,182
Gross profit	$4,344	$453
- Gross profit margin	48%	21%
General and administrative expenses	$3,326	$810
Interest expenses	$201	$108
Net income (loss) attributable to the Company	$128	$(504)

REVENUES. Net revenues for the three months ended June 30, 2011 were approximately $9,117,000, representing an approximately $6,935,000 or 318% increase as compared to the same period of 2010. The improved performance was mainly due to the increased revenues from the fluorite and non-ferrous metal segments as described below.

GROSS PROFIT AND GROSS PROFIT MARGIN. For the three months ended June 30, 2011, gross profit was approximately $4,344,000, which increased by approximately 859% from $453,000 in gross profit for the same period of 2010. The gross profits from fluorite segment were approximately $3,735,000 and $183,000 for the three months ended June 30, 2011 and 2010, respectively. The gross profits from non-ferrous metal segment were approximately $609,000 and $270,000 for the three months ended June 30, 2011 and 2010, respectively. The fluorite segment’s gross profits increase was mainly due to that (i) fluorite powder average sales price for the three months ended June 30, 2011 was $349 per ton, representing an approximately $217 per ton or 164% increase as compared to the same period of 2010; (ii) fluorite powder sales volume for the three months ended June 30, 2011 was approximately 16,550 ton, representing an increase of approximately 11,350 ton or 218% as compared to the same period of 2010. Gross profit margin was approximately 48% for the three months ended June 30, 2011, which increased significantly from the gross profit margin of 21% for the same period of 2010.

GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended June 30, 2011, general and administrative expenses increased by approximately $2,516,000 to $3,326,000 in 2011 as compared to $810,000 in 2010. The increase was mainly due to (i) 400,000 shares of common stock with the fair value of amount to $972,000 were declared and approved by the board of directors on June 20, 2011 to its employees as share based on the 2009 Omnibus Long-term Incentive Plan; (ii) increased administrative expense of $758,000 the newly acquired Xinyi Fluorite and (iii) increased professional fees amounting to approximately $404,000 for the US Securities projects, Xinyi Fluorite acquisition audit, Investor relations, and so on.

INTEREST EXPENSE. Interest expense increased by approximately $93,000 as compared to the same period of 2010. The increase in interest expense was mainly due to the average short term loan amount of approximately $10.32 million for the three months ended June 30, 2011 as compared to $5.55 million for the three months ended June 30, 2010.

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY. Net income attributable to the Company for the three months ended June 30, 2011 was approximately $128,000, as compared to net loss attributable to the Company of approximately $504,000 for the same period of 2010. Basic net income (loss) per share was $0.01 and ($0.02) for the three months ended June 30, 2011 and 2010, respectively.

SEGMENT PERFORMANCE ANALYSIS

	Segment revenue		Segment profit (loss)
	For the three months ended June 30,		For the three months ended June 30,
	2011	2010	2011	2010
	(In thousands)	(In thousands)	(In thousands)	(In thousands)
Fluorite	$6,714	$1,411	$2,133	$(314)

Nonferrous metals	$2,403	$771	$(164)	$(135)

Fluorite

For the second quarter of 2011, fluorite segment revenue increased by 376% from approximately $1,411,000 for the three months ended June 30, 2010 to approximately $6,714,000 for the three months ended June 30, 2011. The increase was primarily due to the increases in sales volume and sale price for fluorite powder and the revenue from the newly acquired Xinyi Fluorite was amount to approximately $2,140,000. The fluorite powder sales volume for the three months ended June 30, 2011 was approximately 16,550 ton, representing an approximately 11,350 ton or 218% increase as compared to the same period of 2010; and the fluorite powder average sales price for the three months ended June 30, 2011 was $349 per ton, representing an increase of approximately $217 per ton or 164% as compared to the same period of 2010.

Our fluorite segment profit was approximately $2,133,000 for the three months ended June 30, 2011, compared to a segment loss of approximately $314,000 in the same period of 2010.

Nonferrous Metals

Nonferrous metals segment revenue for the three months ended June 30, 2011 amounted to $2,403,000, representing an increase of approximately $1,632,000 or 212% as compared to the same period of 2010. The increase was mainly due to that Xingzhen has restarted in late March 2011, and sold approximately 1,526 metal tons of zinc concentrate powder and approximately 98 metal tons of copper concentrate powder. While for the same period of 2010, Xingzhen Mining restarted in late May 2010, and sold 607 metal tons of zinc concentrate powder and 34 metal tons of Copper concentrate powder in the second quarter of 2010.

Our nonferrous metals segment loss was approximately $164,000 for the three months ended June 30, 2011, compared to a segment loss of $135,000 in the same period of 2010. The low nonferrous metals segment profit was mainly due to the high processing cost of the low grade zinc-copper mined ores.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2011 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2010

Selected information from the Consolidated Statements of Operations

	For the six months ended June 30,
	2011	2010
	(in thousands)	(in thousands)
Net revenue	$11,013	$3,103
Gross profit	$5,008	$526
- Gross profit margin	45%	17%
General and administrative expenses	$5,426	$1,875
Interest expenses	$346	$194
Net loss attributable to the Company	$(1,481)	$(1,316)

REVENUES. Net revenues for the six months ended June 30, 2011 were approximately $11,013,000, representing approximately $7,910,000 or 255% increase as compared to the same period of 2010. The improved performance is due to the increased revenues from the fluorite and non-ferrous metal segments as described below.

GROSS PROFIT AND GROSS PROFIT MARGIN. For the six months ended June 30, 2011, gross profit was approximately $5,008,000 which increased by approximately 852% from $526,000 gross profit for the same period of 2010. The gross profits from fluorite segment were approximately $4,399,000 and $256,000 for the six months ended June 30, 2011 and 2010, respectively. The gross profits from non-ferrous metal segment were approximately $609,000 and $270,000 for the six months ended June 30, 2011 and 2010, respectively. The fluorite segment’s gross profits increase was mainly due to that (i) fluorite powder average sales price for the six months ended June 30, 2011 was $322 per ton, representing an approximately $192 per ton or 148% increase as compared to the same period of 2010; (ii) fluorite powder sales volume for the six months ended June 30, 2011 was approximately 22,600 ton, representing an approximately 14,900 ton or 194% increase as compared to the same period of 2010. Profit margin was approximately 45% for the six months ended June 30, 2011, which increased significantly from the gross profit margin of 17% for the same period of 2010.

GENERAL AND ADMINISTRATIVE EXPENSES. For the six months ended June 30, 2011, general and administrative expenses increased by approximately $3,551,000 to $5,426,000 in 2011 as compared to $1,875,000 in 2010. The increase was mainly due to (i) 400,000 shares of common stock with the fair value of amount to $972,000 were declared and approved by the board of directors on June 20, 2011 to its employees as share based on the 2009 Omnibus Long-term Incentive Plan; (ii) increased administrative expense of $863,000 the newly acquired Xinyi Fluorite and (iii) increased professional fees amounting to approximately $1,130,000 for the US Securities projects, Xinyi Fluorite acquisition audit, Investor relations, Xingzhen Mining’s exploration, and so on.

INTEREST EXPENSE.  Interest expense increased approximately $152,000 as compared to the same period of 2010. The increase in interest expense was mainly due to the average short term loan amount of approximately $10.38 million for the six months ended June 30, 2011 as compared to $5.77 million for the six months ended June 30, 2010.

NET LOSS ATTRIBUTABLE TO THE COMPANY. Net loss attributable to the Company for the six months ended June 30, 2011 was approximately $1,481,000, a increase of approximately $165,000 compared to net loss attributable to the Company of $1,316,000 for the same period of 2010. Basic net losses per share were $0.05 for the six months ended June 30, 2011 and 2010, respectively.

SEGMENT PERFORMANCE ANALYSIS

	Segment revenue		Segment profit (loss)
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Fluorite	$8,610	$2,332	$1,820	$(874)

Nonferrous metals	$2,403	$771	$(1,319)	$(560)

Fluorite

For the six months ended June 30, 2011, fluorite segment revenue increased by 269% from $2.33 million for 2010 to $8.61 million for 2011. The increase was primarily due to the increases in sales volume and sale price for fluorite powder and the revenue from the newly acquired Xinyi Fluorite was amount to approximately $2,140,000. The fluorite powder sales volume for the six months ended June 30, 2011 was approximately 22,600 ton, representing an approximately 14,900 ton or 194% increase as compared to the same period of 2010; and the fluorite powder average sales price for the six months ended June 30, 2011 was $322 per ton, representing an increase of approximately $192 per ton or 148% as compared to the same period of 2010;

Our fluorite segment profit was $1.82 million for the six months ended June 30, 2011, compared to a segment loss of 0.87 million in the same period of 2010.

Nonferrous Metals

Nonferrous metals segment revenue for the six months ended June 30, 2011 amounted to $2.40 million, representing an increase of approximately $1.63 million or 212% as compared to the same period of 2010. The increase was mainly due to that Xingzhen has restarted in late March 2011, and sold approximately 1,526 metal tons of zinc concentrate powder and approximately 98 metal tons of copper concentrate powder. While for the same period of 2010, Xingzhen Mining restarted in late May 2010, and sold 607 metal tons of zinc concentrate powder and 34 metal tons of Copper concentrate powder in the second quarter of 2010.

Our nonferrous metals segment loss was approximately $1.32 million for the six months ended June 30, 2011, compared to a segment loss of $0.56 million in the same period of 2010. The low nonferrous metals segment profit was mainly due to the high processing cost of the low grade zinc-copper mined ores.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $8.83 million as of June 30, 2011, an increase of $7.28 million as compared to the balance at December 31, 2010 of $1.55 million.

Net cash used in operating activities for the six months ended June 30, 2011 was $3.96 million, representing a $0.53 million difference as compared to $3.43 million in cash used for the same period in 2010.

Net cash used in investing activities for the six months ended June 30, 2011 was $5.78 million, as compared to $0.46 million used for the same period of 2010. For the six months ended June 30, 2011, the cash was mainly used in the acquisition of Xinyi Fluorite.

Net cash provided by financing activities for the six months ended June 30, 2011 was $16.89 million, as compared to $4.07 million provided for the same period of 2010. The increase was primarily the result of the issuance and sale of approximately $20 million of common shares less certain expenses associated therewith.

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has incurred net operating losses of approximately $0.48 million and $1.40 million for the six months ended June 30, 2011 and 2010, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future.

The Company is addressing its liquidity needs and has taken positive steps by accomplishing the following:

•	It obtained approximately $20 million from issuance of common shares in January 2011.
•	Xiangzhen Mining, Xingzhen Mining and Xinyi Fluorite were all under normal operation at the end of March 2011, and are expected to remain in normal operation for the foreseeable future.
•
During 2010 and the first half year of 2011, the average sale price of fluorite powder steadily increased. The average sale price of fluorite powder for the six months ended June 30, 2011 was approximately $322 per ton, which increased by approximately 148% from approximately $130 per ton for the same period of 2010.

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

None

Item 1A. Risk Factors

Not required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6.  Exhibits

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1	Equity Distribution Agreement, dated April 28, 2011 (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on April 29, 2011)

10.2	Equity Transfer Agreement, dated April 12, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 18, 2011.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Beijing.

CHINA SHEN ZHOU MINING & RESOURCES, INC.

Date: August 15, 2011	By:	/s/ Xiaojing Yu
Xiaojing Yu, Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Jiayin Zhu
Jiayin Zhu, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)