Form 10-Q
period 2011-09-30
CHINA SHEN ZHOU MINING & RESOURCES, INC.
filed 2011-11-14
CIK 790024

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011

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

As of November 14, 2011, the Registrant had 32,285,973 shares of common stock outstanding.

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

China Shen Zhou Mining & Resources, Inc.

  PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

CHINA SHEN ZHOU MINING & RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$8,422	$1,545
Notes receivable	992	-
Accounts receivable, net	1,032	162
Prepayment for office rent	-	82
Advances to suppliers	2,184	333
Other deposits, net	1,853	517
Inventories	8,066	7,243
Restricted assets	174	70
Assets - Discontinued operations	-	1,188
Total current assets	22,723	11,140

Property, machinery and mining assets, net	49,166	33,052
Total assets	$71,889	$44,192

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,325	$2,434
Short term loans	10,078	8,061
Receipts in advance	4,794	2,058
Other payables and accruals	2,052	4,053
Taxes payable	851	644
Liabilities - Discontinued operations	-	100
Total current liabilities	20,100	17,350

Long term loans	-	2,630
Due to related parties	157	2,439
Total liabilities	20,257	22,419

STOCKHOLDERS’ EQUITY:
Common stock ($0.001 par value; 50,000,000 shares authorized; 32,285,973 shares and 27,974,514 shares issued and outstanding as of September 30, 2011 and December 31, 2010 respectively)	32	28
Additional paid-in capital	58,427	29,508
Statutory reserves	1,672	1,672
Accumulated other comprehensive income	5,663	4,357
Accumulated deficit	(14,430)	(13,630)
Stockholders' equity - China Shen Zhou Mining & Resources, Inc. and Subsidiaries	51,364	21,935
Noncontrolling interest	268	-
Noncontrolling interest—Discontinued operations	-	(162)
Total stockholders’ equity	51,632	21,773
Total liabilities and stockholders’ equity	$71,889	$44,192

The accompanying notes are an integral part of these unaudited consolidated financial statements.

  CHINA SHEN ZHOU MINING & RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue	$7,104	$3,619	$18,117	$6,722
Cost of sales	4,242	1,878	10,247	4,455
Gross profit	2,862	1,741	7,870	2,267

Operating expenses:
Selling and distribution expenses	24	16	84	67
General and administrative expenses	2,033	1,107	7,459	2,986
Total operating expenses	2,057	1,123	7,543	3,053

Net income (loss) from operations	805	618	327	(786)

Other income (expense):
Interest expense	(174)	(197)	(520)	(387)
Other, net	(79)	106	(6)	406
Total other income (loss)	(253)	(91)	(526)	19

Income (loss) from continuing operations before income taxes	552	527	(199)	(767)

Income tax benefits (expenses)	36	-	(244)	-

Income (loss) from continuing operations	588	527	(443)	(767)

Discontinued operations :
Loss from operations of discontinued component, net of taxes	-	(12)	(7)	(35)
Loss on disposal of discontinued subsidiary, net of taxes	-	-	(82)	-
Loss from discontinued operations	-	(12)	(89)	(35)

Net income (loss)	588	515	(532)	(802)
Add (less): Noncontrolling interests attributable to the noncontrolling interests	93	-	(268)	-
Net income (loss) - attributable to China Shen Zhou Mining & Resources, Inc. and Subsidiaries	681	515	(800)	(802)

Other comprehensive income:
Foreign currency translation adjustments	534	295	1,306	341
Comprehensive income (loss)	$1,215	$810	$506	$(461)

Net income (loss) per common share – basic and diluted
From continuing operations	$0.02	$0.02	$(0.03)	$(0.03)
From discontinued operations	-	(0.00)	(0.00)	(0.00)
	$0.02	$0.02	$(0.03)	$(0.03)

Weighted average common shares outstanding
- Basic and Diluted	32,270	27,975	31,060	27,878

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share data)

	For the Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(800)	$(802)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from operations of discontinued component, net of income tax benefits	7	35
Loss on sale of discontinued operations, net of income taxes	82	-
Provision for doubtful accounts	(99)	-
Depreciation and amortization	2,838	2,182
Noncontrolling interests	268	-
Forgiveness of payroll payables	-	(300)
Stock-based compensation	972	-
Changes in operating assets and liabilities:
(Increase) decrease in -
Notes receivable	(992)	-
Accounts receivable	(771)	42
Advances to suppliers	(1,840)	(140)
Other deposits	(1,313)	(175)
Prepayment for office rent	82	147
Inventories	(578)	(4,157)
Restricted assets	(103)	746
Increase (decrease) in -
Accounts payable	(867)	(1,939)
Receipts in advance	2,666	(578)
Other payables and accruals	(2,848)	118
Taxes payable	184	316
Net cash used in operating activities from continuing operations	(3,112)	(4,505)
Net cash used in operating activities from discontinued operations	(37)	23
Net cash used in operating activities	(3,149)	(4,482)
Cash flows from investing activities:
Purchases of property, machinery and mining assets	(3,368)	(1,353)
Acquisition of subsidiaries, net of cash and cash equivalents acquired	(3,642)	-
Sales of property, machinery and mining assets	-	28
Net cash used in investing activities from continuing operations	(7,010)	(1,325)
Net cash provided by disposal of discontinued operations	-	(21)
Net cash used in investing activities	(7,010)	(1,346)
Cash flows from financing activities:
Due to related parties	(737)	(20)
Proceeds from issuance of common shares	20,000	-
Issuance costs of common shares	(1,516)	-
Repayment at short-term bank loans	(7,599)	(3,464)
Proceeds from short-term bank loans	6,521	10,583
Net cash provided by financing activities	16,669	7,099

Foreign currency translation adjustment	367	(107)

Net increase in cash and cash equivalents	6,877	1,164

Cash and cash equivalents at the beginning of the period	1,545	333
Cash and cash equivalents at the end of the period	$8,422	$1,497

Non-cash investing and financing activities
Shares issued to employees as share based compensation	$972	$752
Shares issued to Acquire Xinyi Fluorite	$9,467	$-

Supplemental disclosures of cash flow information:
Cash paid for interest expenses	$424	$285
Cash paid for income tax	$54	$-

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

At September 30, 2011, the subsidiaries of China Shen Zhou Mining & Resources, Inc. are as follows:
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

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company had net operating income of approximately $0.33 million and net operating loss of approximately $0.79 million for the nine months ended September 30, 2011 and 2010, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future.

The Company is addressing its liquidity needs and has taken positive steps by accomplishing the following:

•	It obtained approximately $20 million from issuance of common shares in January 2011.
•	Xiangzhen Mining, Xingzhen Mining and Xinyi Fluorite were all under normal operation at the end of March 2011, and are expected to remain in normal operation for the foreseeable future.
•
During 2010 and the nine months ended September 30, 2011, the average sale price of fluorite powder steadily increased. The average sale price of fluorite powder for the nine months ended September 30, 2011 was approximately $339 per ton, which increased by approximately 161% from approximately $130 per ton for the same period of 2010.

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

During January 13, 2011 to September 30, 2011, the Company had paid cash total amount to RMB 23.29 million (approximately US$ 3.53 million) and 1,074,576 shares of the Company’s common stock to the original shareholders of Xinyi Fluorite. Approximately RMB 0.98 million (approximately US$ 0.15 million) will be paid to the original shareholders of Xinyi Fluorite. The fair value of the Company’s common stock at the date of the transaction was $8.81. As a result, we recorded a total of $13,148,165 of transaction costs in connection with the acquisition of Xinyi Fluorite.

The following is a reconciliation of the purchase:

	Shares	Price per share
Fair value of the Company’s stock issued	1,074,576	$8.81	$9,467,015
Cash			3,681,150
Total purchase price			$13,148,165

Acquired assets and liabilities
Fixed assets			$159,498
Estimated Fair value of intangible assets			40,862,193
Liabilities			-
			41,021,691
Acquisition of 55% share			55%
			22,561,930
Purchase price			13,148,165
Negative goodwill to be taken into other income (bargain purchase)			$9,413,765

			Minority Interest
			$41,021,691
			45%
			$18,459,761

Company management believes that the bargain purchase is a result of the distressed financial situation of the former majority shareholders of Xinyi Fluorite who were not able to fully develop the mineral extraction potential of the properties to which Xinyi Fluorite had rights to. Management estimates the bargain purchase to be approximately $9,414,000. This will be taken into other income when the Company finalizes the valuation of the acquired assets of Xinyi Fluorite. The Company is still in the process of determining the fair value of assets acquired and liabilities assumed. Once determined, the Company will record the acquisition at fair value. In addition, the minority interest will reflect the full value of their share of Xinyi Fluorite upon completion of the valuation.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Xinyi Fluorite had occurred as of January 1, 2010 through September 30, 2010:

Net revenue	$7,456
Cost of sales	4,946
Gross profit	2,510

Operating expenses:
Selling and distribution expenses	87
General and administrative expenses	4,655 (a)
Total operating expenses	4,742

Net loss from operations	(2,232)

Other income (expense):
Interest expense	(395)
Other, net	377
Total other income	(18)

Loss from continuing operations before income taxes	(2,250)

Income tax expenses	(18)

Loss from continuing operations	(2,268)

Discontinued operations :
Loss from operations of discontinued component, net of taxes	(35)
Loss from discontinued operations	(35)

Net loss	(2,303)
Add: Noncontrolling interests attributable to the noncontrolling interests	675 (b)
Net loss - attributable to China Shen Zhou Mining & Resources, Inc. and Subsidiaries	(1,628)

Other comprehensive income:
Foreign currency translation adjustments	341
Comprehensive loss	$(1,287)

Net loss per common share – basic and diluted
From continuing operations	$(0.06)
From discontinued operations	(0.00)
$(0.06)

Weighted average common shares outstanding
- Basic and Diluted	28,953 (c)

(a)	Includes amortization of acquired intangible assets of approximately $1,559,000 based on the unit-of-production method.
(b)	Minority interest of 45% of ownership in Xinyi Fluorite for purpose of pro forma. Upon final evaluation of assets acquired, the Company will reflect the proper value of the noncontrolling interest.
(c)	Assumes 1,074,576 common shares issued for the purchase of Xinyi Fluorite are outstanding for the entire nine month pro forma period.
(d)
Not included in the pro forma is the other income generated from the bargain purchase of Xinyi Fluorite. Company management believes that the bargain purchase is a result of the distressed financial situation of the former majority shareholders of Xinyi Fluorite who were not able to fully develop the mineral extraction potential of the properties to which Xinyi Fluorite had rights to. Management estimates the bargain purchase to be approximately $9,414,000. This will be taken into other income when the Company finalizes the valuation of the acquired assets of Xinyi Fluorite.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Xinyi Fluorite had occurred as of July 1, 2010 through September 30, 2010:

Net revenue	$3,619
Cost of sales	1,878
Gross profit	1,741

Operating expenses:
Selling and distribution expenses	16
General and administrative expenses	1,134
Total operating expenses	1,150

Net income from operations	591

Other income (expense):
Interest expense	(197)
Other, net	91
Total other income	(106)

Income from continuing operations before income taxes	485

Income tax expenses	-

Income from continuing operations	485

Discontinued operations :
Loss from operations of discontinued component, net of taxes	(12)
Loss from discontinued operations	(12)

Net income	473
Add: Noncontrolling interests attributable to the noncontrolling interests	19 (a)
Net income - attributable to China Shen Zhou Mining & Resources, Inc. and Subsidiaries	492

Other comprehensive income:
Foreign currency translation adjustments	295
Comprehensive income	$787

Net income per common share – basic and diluted
From continuing operations	$0.02
From discontinued operations	(0.00)
$0.02

Weighted average common shares outstanding
- Basic and Diluted	29,050 (b)

(a)	Minority interest of 45% of ownership in Xinyi Fluorite for purpose of pro forma. Upon final evaluation of assets acquired, the Company will reflect the proper value of the noncontrolling interest.
(b)	Assumes 1,074,576 common shares issued for the purchase of Xinyi Fluorite are outstanding for the entire nine month pro forma period.
(c)
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

The Company has recorded a loss from operations of discontinued component, net of income taxes, of approximately $7,000, and a loss on disposal of discontinued subsidiary, net of income taxes, of approximately $82,000 for the nine months ended September 30, 2011. In accordance with Accounting Standard Codification (“ASC”) 360 (Formerly FAS 144) of Financial Accounting Standards Board (“FASB”), Accounting for Impairment or Disposal of Long-Lived Assets, the Company has reflected Qingshan Metal’s results of operations in the consolidated statements of operations through the date of the sale as discontinued operations for all periods presented. The assets and liabilities of Qingshan Metal in the Company’s consolidated balance sheet as of December 31, 2010 have been reclassified. The cash flows of discontinued operations also have been reclassified.

The following table presents the revenue, net loss from discontinued operations and on disposal of Qingshan Metal for the periods presented:

	Nine Months Ended September 30, 2011,
	2011	2010
	(In thousands)	(In thousands)
Revenue	$-	$-

Net loss from discontinued operations,	$(7)	$(35)

Net loss on disposal of subsidiary	$(82)	$ Not Applicable

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

Estimated useful lives of the Company’s assets are as follows:

Useful Life
(In years)
Land use rights	25
Buildings	3-25
Machinery	12
Mining assets	License term
Motor vehicle	6
Equipment	5
Extraction rights	License term
Exploration rights	License term

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2011	December 31, 2010
Balance sheet items, except for the registered and paid-up capital and retained earnings, as of year end	US$1=RMB6.3952	US$1=RMB6.6118

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010
Amounts included in the statements of operations and statements of cash flows for the period	US$1=RMB6.4941	US$1=RMB6.8164

	For the	For the
	Three Months Ended	Three Months Ended
	September 30, 2011	September 30, 2010
Amounts included in the statements of operations and statements of cash flows for the period	US$1=RMB6.4222	US$1=RMB6.8109

For the nine months ended September 30, 2011 and 2010, foreign currency translation adjustment is approximately $1,306,000 and $341,000 respectively, have been reported as comprehensive income in the consolidated statements of operations and comprehensive income. For the three months ended September 30, 2011 and 2010, foreign currency translation adjustment is approximately $534,000 and $295,000 respectively, have been reported as comprehensive income in the consolidated statements of operations and comprehensive income.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of September 30, 2011, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of September 30, 2011, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

Comprehensive Income (loss)
Accumulated other comprehensive income includes foreign currency translation adjustments. Total comprehensive income (loss) for the nine months ended September 30, 2011 and 2010 was approximately $506,000 and ($461,000), respectively. Total comprehensive income for the three months ended September 30, 2011 and 2010 was approximately $1,215,000 and $810,000, respectively.

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

NOTE 6 – NOTES RECEIVABLE

Notes receivable amounted to approximately $992,000 as of September 30, 2011 consist of bank's acceptance bills from two customers for the purchase of the Company’s products. Bank’s acceptance bills are accepted by the remitters’ banks that entitle the holders to receive the full face amount from the banks at maturity, which bears no interest and generally ranges from three to nine months from the date of issuance. The Company can also endorse the bank’s acceptance bills as payment to its suppliers before the bank’s acceptance bills’ maturity date.

NOTE 7 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30, 2011	December 31, 2010
	(In thousands)	(In thousands)
Accounts receivable	$1,107	$328
Less: Allowance for doubtful accounts	(75)	(166)
	$1,032	$162

The activities in the Company’s allowance for doubtful accounts are summarized as follows:

	September 30, 2011	December 31, 2010
	(In thousands)	(In thousands)
Balance at the beginning of the year	$166	$66
Add: provision during the period	-	100
Less: write off the provision during the period	(91)	-
Balance at the end of the period	$75	$166

NOTE 8 - ADVANCES TO SUPPLIERS

Advances to suppliers consist of the following:

	September 30, 2011	December 31, 2010
	(In thousands)	(In thousands)
Advances to suppliers	$2,278	$525
Less: Allowance for doubtful accounts	(94)	(192)
	$2,184	$333

The activities in the Company’s allowance for doubtful accounts are summarized as follows:

	September 30, 2011	December 31, 2010
	(In thousands)	(In thousands)
Balance at the beginning of the year	$192	$-
Add: provision during the period	-	192
Less: write off the provision during the period	(98)	-
Balance at the end of the period	$94	$192

NOTE 9 - OTHER DEPOSITS

Other deposits consist of the following:

	September 30, 2011	December 31, 2010
	(In thousands)	(In thousands)
Loan receivable	$1,251	$-
Other deposits	755	580
Less: Allowance for doubtful accounts	(153)	(63)
	$1,853	$517

The activities in the Company’s allowance for doubtful accounts are summarized as follows:

	September 30, 2011	December 31, 2010
	(In thousands)	(In thousands)
Balance at the beginning of the year	$63	$-
Add: provision during the period	90	63
Balance at the end of the period	$153	$63

The other deposits as of September 30, 2011 included a loan to a third party of approximately $1.25 million without interest and collateral. This loan had been collected at October 8, 2011.

NOTE 10 - INVENTORIES

Inventories consist of the following:

		September 30, 2011	December 31, 2010
		(In thousands)	(In thousands)
Raw materials		$1,056	$708
Unprocessed ore	(a)	3,625	4,818
Consumables		205	227
Finished goods and semi-manufactured goods		3,180	1,490
		$8,066	$7,243

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

NOTE 11 - RESTRICTED ASSETS

Restricted assets are the deposits saved in our bank account as the guarantee money for the environment protection, mining safety, and for issuing bank drafts. As of September 30, 2011 and December 31, 2010, the Company has restricted assets of approximately $174,000 and $70,000, respectively.

NOTE 12 - PROPERTY, MACHINERY AND MINING ASSETS, NET

Property, machinery and mining assets consist of the following:

	September 30, 2011	December 31, 2010
	(In thousands)	(In thousands)
Land use rights	$1,754	$1,697
Buildings	15,537	13,068
Machinery	12,993	11,820
Mining assets	12,156	10,809
Motor vehicles	2,352	1,343
Equipment	422	451
Extraction rights	20,615	7,155
Construction in progress	649	234
	66,478	46,577
Less:
Accumulated depreciation and amortization	(16,245)	(12,497)
Impairment provision	(1,067)	(1,028)
	$49,166	$33,052

Depreciation and Amortization
Depreciation and amortization expense in aggregate for the nine months ended September 30, 2011 and 2010 was approximately $2,838,000 and $2,182,000, respectively.

Impairment Provision
The accumulated impairment provision was recorded for the assets of Qianzhen Mining, a subsidiary of the Company within the nonferrous metals segment.

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

NOTE 13 - SHORT-TERM LOANS

Short-term loans consist of the following:

	September 30, 2011	December 31, 2010
	(in thousands)	(in thousands)
10.01% note payable to Baiyin Credit Union matures on February 4, 2011 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	$-	$189
10.01% note payable to Baiyin Credit Union matures on February 4, 2011 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining	-	68
7.01% note payable to China Citic Bank matures on February 15, 2011, collateralized with Xiangzhen’s extraction right, land use right and some machineries	-	756
7.01% note payable to China Citic Bank matures on February 12, 2011, collateralized with Xiangzhen’s extraction right, land use right and some machineries	-	2,269
7.01% note payable to China Citic Bank matures on February 14, 2011, collateralized with Xiangzhen’s extraction right, land use right and some machineries	-	3,025
9.45% note payable to Baiyin Credit Union matures on March 21, 2011 with interest due on the 20th day of each quarter and principal due at date of maturity, which is in the name of a related party and guaranteed by Xiangzhen Mining	-	242
13.28% note payable to Wulatehouqi Credit Union matures on April 11, 2011 , which is in the name of a related party and guaranteed by Qianzhen Mining	-	423
6.37% note payable to Baiyin Credit Union matures on August 18, 2011 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining and secured by the certificate of deposit of Ms. Xiaojing Yu, a director of the Company	-	121
6.97% note payable to Baiyin Credit Union matures on December 28, 2011 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining and secured by the certificate of deposit of Ms. Helin Cui, a director of the Company	94	91
9.45% note payable to Baiyin Credit Union matures on December 21, 2011 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Xingzhen Mining	907	877
7.01% note payable to China Citic Bank matures on March 31, 2012, collateralized with Xiangzhen’s extraction right, land use right and some machineries	3,127	-
7.01% note payable to China Citic Bank matures on March 31, 2012, collateralized with Xiangzhen’s extraction right, land use right and some machineries	3,127	-
5.15% note payable to Ms. Yanling Ding matures on January 26, 2012, collateralized with Xingzhen’s extraction right and the ore processing plant	2,823	-

	$10,078	$8,061

NOTE 14 - LONG-TERM LOANS

Long-term loans consisted of the following:

	September 30,	December 31,
	2011	2010
	(in thousands)	(in thousands)
5.15% note payable to Ms. Yanling Ding matures on January 26, 2012, collateralized with Xingzhen’s extraction right and the ore processing plant	$-	$2,630

The long-term loan has been classified to short-term loan for the remained term shorter than a year in 2011.

NOTE 15 – RECEIPTS IN ADVANCE

Receipts in advance consist of the following:

	September 30, 2011	December 31, 2010
	(In thousands)	(In thousands)
Receipts in advance from fluorite customers	$4,071	$453
Receipts in advance from nonferrous metals customers	723	1,605
	$4,794	$2,058

As of September 30, 2011, Receipts in advance totaled approximately $4,794,000, which consists of advances from 23 customers.

The following table shows the receipts in advance of the Company’s major customers (10% or more of consolidated receipts in advance) as of September 30, 2011:

	Receipts in advance	Percentage
Customer	(In thousands)	(%)
RuiPeng Mining Ltd	$723	15%
Shandong Bofeng Lidzhong ltd	633	13%
Handan Hongzhi Ltd	586	12%
Chengde Yijia Ltd	469	10%
	$2,411	50%

As of December 31, 2010, Receipts in advance totaled approximately $2,058,000, which consists of advances from 10 customers.

The following table shows the receipts in advance of the Company’s major customers (10% or more of consolidated receipts in advance) as of December 31, 2010:

	Receipts in advance	Percentage
Customer	(In thousands)	(%)
RuiPeng Mining Ltd	$1,514	74%

NOTE 16 – OTHER PAYABLES AND ACCRUALS

Other payables and accruals consist of the following:

	September 30, 2011	December 31, 2010
	(In thousands)	(In thousands)
Accruals for payroll, bonus and other operating expenses	$908	$689
Payables for construction service vender	254	1,635
Others payables	890	1,729
	$2,052	$4,053

NOTE 17 - DUE TO RELATED PARTIES

Due to related parties classified as long term liabilities consist of the following:

	September 30, 2011	December 31, 2010
	(In thousands)	(In thousands)
Due to directors of the Company:
Ms. Xiaojing Yu, CEO of the Company	$15	$102
Mr. Xueming Xu, Director of the Company	12	12
Due to Mr. Xiaoming Yu, General Manager of Xiangzhen Mining	126	431
Due to Mr. Mao Huang, the minority shareholder of Xingzhen Mining	4	1,894
	$157	$2,439

Amounts due to related parties are interest-free, unsecured and due on December 8, 2012.

NOTE 18 – Equity

Common Stock

We have 50,000,000 shares of common stock, par value $0.001, authorized. At September 30, 2011 and December 31, 2010 there were 32,285,973 shares and 27,974,514 shares of common stock issued and outstanding, respectively.

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

During the nine months ended September 30, 2011, we issued a total of 4,311,459 shares of our common stock comprised of: 2,836,883 shares to certain institutional investors in connection with the January 19, 2011 agreement discussed above, 1,074,576 shares as part of the Purchase Price for our acquisition of an 55% interest in Xinyi Fluorite, and 400,000 shares to its employees as share based on the 2009 Omnibus Long-term Incentive Plan.

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

The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.30 shares of common stock.  The purchase price is $7.05 per fixed combination.  The warrants are exercisable immediately following the closing date of the Offering and will remain exercisable for three years thereafter at an exercise price of $8.46 per share.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and in the event the Company issues or is deemed to issue shares of common stock for less than the exercise price then in effect.  The exercise price of the warrants has not been adjusted as of September 30, 2011 or the date of this filing.

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

During the nine months ended September 30, 2011, no warrants were exercised.

	Warrants to purchase The Company’s common stock	Average exercise price
	(Shares)	(In US dollars)
Outstanding warrants at January 19, 2011	851,066	$8.46
Warrants granted to the placement agent	68,085	10.15
Exercised	-	-
Expired	-	-
Outstanding warrants at September 30, 2011	919,151	$8.59

NOTE 19 - DEFINED CONTRIBUTION RETIREMENT PLANS

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

NOTE 20 - STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company’s PRC subsidiaries were required to transfer 10% of their profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve and a percentage of not less than 5%, as determined by management, of the profit after tax to the public welfare fund. With the amendment of the PRC Companies Law which was effective January 1, 2006, enterprises in the PRC are no longer required to transfer any profit to the public welfare fund. Any balance of public welfare fund brought forward from December 31, 2005 should be transferred to the statutory surplus reserve. The statutory surplus reserve is non-distributable. There was no statutory reserve transferred for the nine months ended September 30, 2011 and 2010.

NOTE 21 - ASSET RETIREMENT OBLIGATIONS

According to the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” of the PRC, mining companies causing damages to cultivated land, grassland or forest are required to restore the land to a state approved by the local governments. The local governments administering the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” on the Company’s two mines, “Sumochaganaobao Fluorite Mine” and “Mining site No. 2”, have confirmed that the Company is not required to restore or rehabilitate the two mining sites because those two mining sites are located at distant areas and the Company’s mining and extraction activities have not affected the surrounding environment. The Company’ property, machinery and mining assets related to those two mining sites at September 30, 2011 and December 31, 2010 were not subject to an asset retirement obligation.

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

NOTE 22 - OPERATING RISK

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

NOTE 23 - COMMITMENTS AND CONTINGENCIES

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

Capital commitment
	September 30, 2011	December 31, 2010
	(In thousands)	(In thousands)
Purchase of machinery - within one year	$60	$27
Acquisition or construction of buildings-within one year	-	36
	$60	$63

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

NOTE 24 - SEGMENT INFORMATION

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. The Company has two operating segments identified by product, “fluorite” and “nonferrous metals”. The fluorite segment consists of our fluorite extraction and processing operations conducted through the Company’s subsidiary, Xiangzhen Mining and Xinyi Fluorite. The nonferrous metals segment consists of the Company’s copper, zinc, lead and other nonferrous metal exploration, extraction and processing activities conducted through the Company’s subsidiaries, Qianzhen Mining, Xingzhen Mining.

The Company primarily evaluates performance based on income before income taxes and excluding non-recurring items.

The segment data presented below were prepared on the same basis as the Company’s consolidated financial statements.

Nine Months Ended September 30, 2011	Fluorite	Nonferrous metals	Consolidated
	(In thousands)	(In thousands)	(In thousands)
Segment revenue	$14,315	$3,802	$18,117
Inter-segment revenue	-	-	-
Revenue from external customers	$14,315	$3,802	$18,117

Segment income (loss)	$3,804	$(2,162)	$1,642

Unallocated corporate income			(1,841)
Loss from continuing operations before income taxes			$(199)
Income tax expenses			(244)
Loss from discontinuing operations, net of taxes			(89)
Net loss			$(532)

Total segment assets	$64,041	$27,207	$91,248
Inter-segment receivables	(12,588)	(8,179)	(20,767)
	$51,453	$19,028	$70,481
Other unallocated corporate assets			1,408
			$71,889
Other segment information:
Depreciation and amortization	$2,016	$823	$2,838
Expenditure for segment assets	$2,547	$821	$3,368

Nine Months Ended September 30, 2010 (unless indicated)	Fluorite	Nonferrous metals	Consolidated
	(In thousands)	(In thousands)	(In thousands)
Segment revenue	$3,089	$3,633	$6,722
Inter-segment revenue	-	-	-
Revenue from external customers	$3,089	$3,633	$6,722

Segment loss	$(1,219)	$443	$(776)

Unallocated corporate income			9
Loss from continuing operations before income taxes			$(767)
Income tax expenses			-
Loss from discontinuing operations before income taxes			(35)
Net loss			$(802)

Total segment assets as of December 31, 2010	$37,616	$25,826	$63,442
Inter-segment receivables as of December 31, 2010	(12,175)	(8,343)	(20,518)
	$25,441	$17,483	$42,924
Assets —discontinuing operations as of December 31, 2010			1,188
Other unallocated corporate assets as of December 31, 2010			80
			$44,192

Other segment information:
Depreciation and amortization	$1,298	$884	$2,182
Expenditure for segment assets	$1,067	$307	$1,374

The following summarizes identifiable assets by geographic area:

	September 30, 2011	December 31, 2010
	(In thousands)	(In thousands)
China	$70,481	$44,112
Unallocated corporate assets	1,408	80
	$71,889	$44,192

The following summarizes net losses before provision for income tax:

	For Nine Months Ended September 30, 2011,
	2011	2010
	(In thousands)	(In thousands)
China	$1,553	$(811)
Unallocated corporate operating income (loss)	(1,841)	9
	$(288)	$(802)

NOTE 25 - OTHER INCOME, NET

		For Nine Months Ended September 30, 2011,
		2011	2010
		(In thousands)	(In thousands)
Penalty income	(a)	$147	$-
Liabilities exemption		-	300
Exchange gain		-	140
Donation		(140)	(9)
Others		(13)	(25)
		$(6)	$406

(a) Penalty income was mainly attributable to the recovery of certain “short-swing” profits accidentally realized by one of our directors. The director is fully disgorged of such profits via Section 16(b) of the Securities Exchange Act of 1934, as amended.

NOTE 26 - EARNINGS PER SHARE

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share from continuing and discontinued operations for the periods presented (amounts in thousands, except per share data):

	For Nine Months Ended September 30, 2011,
	2011	2010
	(In thousands, except per share data)	(In thousands, except per share data)
Loss from continuing operations available to common shareholders:
-Basic and Diluted	$(711)	$(767)

Loss from discontinued operations available to common shareholders:
-Basic and Diluted	$(89)	$(35)

Weighted average number of shares:
-Basic and Diluted	31,060	27,878

Loss per share from continuing operations
-Basic and Diluted	$(0.03)	$(0.03)

Loss per share from discontinued operations
- Basic and Diluted	$(0.00)	$(0.00)

The outstanding warrants were not included in the calculation since they were out-of-the money as of September 30, 2011.

NOTE 25 - CONCENTRATION OF CUSTOMERS AND SUPPLIERS

The Company had three customers who contributed approximately $11,026,000 or 61% of the Company’s consolidated net revenue for the nine months ended September 30, 2011. For the same period of 2010, the Company had two main customers who contributed approximately $4,283,000 or 64% of the Company’s consolidated net revenue.

The following table shows the Company’s major customers (10% or more of consolidated net revenue) for the nine months ended September 30, 2011:

	Revenue	Percentage
Customer	(In thousands)	(%)
Henan Zhongse Ltd	$3,918	22%
Ruipeng Mining Ltd	3,802	21%
Ningxia Jinhe Chemistry Ltd	3,306	18%
	$11,026	61%

The following table shows the Company’s major customers (10% or more of consolidated net revenue) for the nine months ended September 30, 2010:

	Revenue	Percentage
Customer	(In thousands)	(%)
RuiPeng Mining Ltd	$3,633	54%
Handan Hongzhi Ltd	650	10%
	$4,283	64%

The Company had no concentrated suppliers for the nine months ended September 30, 2011 and 2010.

NOTE 26 - SUBSEQUENT EVENT

On October 17, 2011, Mr. Gene Michael Bennett resigned as a director of the Board of Directors (the “Board”) of the “Company effective immediately. In effect, Mr. Bennett also resigned as chairman of the audit committee of the Board. The Company’s independent director Mr. Konman Wong replaced Mr. Bennett as the chairman of the audit committee of the Board on October 17, 2011.

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

In 2010, 131,000 metric tons of fluorite ore were extracted; 36,100 metric tons of fluorite lumps were produced and 32,800 metric tons of fluorite lumps were sold. Also in 2010, 64,800 metric tons of fluorite ore were processed and subsequently produced 24,300 metric tons of fluorite powder and 29,000 metric tons of fluorite powder were sold.

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

Xinyi Fluorite

In January 2011, we completed the acquisition of Xinyi Fluorite, which is based in Jingde County, Anhui Province, China. Xinyi Fluorite’s three primary assets are interests in fluorite mines in Anhui Province as follows: (i) the mining permit to the Xinyi Qingzheng Fluorite Mine No. 1, (ii) the mining permit for the Guangrong Fluorite Mine, and (iii) the assets of the Sanxi Old Town flotation plant. As of the end of March 2011, the Sanxi Old Town flotation plant has formally started processing production.

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

In 2010, Xingzhen mining drilled 12 holes totaling 3,356 meters, and trenched 3,060 cubic meters, and completed 771 IP sounding points. In the middle, northern and southern areas, we found two new mineralized bodies through drilling verification. We are now drilling and exploring these mining sites.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2011 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2010

Selected information from the Consolidated Statements of Operations

	For the three months ended September 30,
	2011	2010
	(in thousands)	(in thousands)
Net revenue	$7,104	$3,619
Gross profit	$2,862	$1,741
- Gross profit margin	40%	48%
General and administrative expenses	$2,033	$1,107
Interest expenses	$174	$197
Net income attributable to the Company	$681	$515

REVENUES. Net revenues for the three months ended September 30, 2011 were approximately $7,104,000, representing an approximately $3,485,000 or 96% increase as compared to the same period of 2010. The improved performance was mainly due to the increased revenues from the fluorite segment as described below.

GROSS PROFIT AND GROSS PROFIT MARGIN. For the three months ended September 30, 2011, gross profit was approximately $2,862,000, which increased by approximately 64% from $1,741,000 in gross profit for the same period of 2010. The gross profits from the fluorite segment were approximately $3,090,000 and $209,000 for the three months ended September 30, 2011 and 2010, respectively. The gross profits (loss) from non-ferrous metal segment were approximately ($228,000) and $1,532,000 for the three months ended September 30, 2011 and 2010, respectively. The fluorite segment’s gross profits increase was mainly due to the fact that (i) fluorite powder average sales price for the three months ended September 30, 2011 was $382 per ton, representing an approximately $249 per ton or 188% increase as compared to the same period of 2010; and (ii) fluorite powder sales volume for the three months ended September 30, 2011 was approximately 8,800 tons, representing an increase of approximately 7,600 tons or 633% as compared to the same period of 2010. Gross profit margin was approximately 40% for the three months ended September 30, 2011, which decreased from the gross profit margin of 48% for the same period of 2010.

GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended September 30, 2011, general and administrative expenses increased by approximately $926,000 to $2,033,000 in 2011 as compared to $1,107,000 in 2010. The increase was mainly due to (i) increased shutdown expense of Xingzhen Mining amounting to $204,000; (ii) increased administrative expense of $232,000 for the newly acquired Xinyi Fluorite and (iii) increased professional fees amounting to approximately $190,000 for the U.S. Securities projects, Xinyi Fluorite acquisition audit, Investor relations, and so on.

INTEREST EXPENSE. Interest expense decreased by approximately $23,000 as compared to the same period of 2010.

NET INCOME ATTRIBUTABLE TO THE COMPANY. Net income attributable to the Company for the three months ended September 30, 2011 was approximately $618,000, as compared to $515,000 for the same period of 2010. Basic net incomes per share were $0.02 for the three months ended September 30, 2011 and 2010, respectively.

SEGMENT PERFORMANCE ANALYSIS

	Segment revenue		Segment profit (loss)
	For the three months ended September 30,		For the three months ended September 30,
	2011	2010	2011	2010
	(In thousands)	(In thousands)	(In thousands)	(In thousands)
Fluorite	$5,705	$757	$1,984	$(345)

Nonferrous metals	$1,399	$2,862	$(1,022)	$1,037

Fluorite

For the third quarter of 2011, the fluorite segment revenue increased by 654% from approximately $757,000 for the three months ended September 30, 2010 to approximately $5,705,000 for the three months ended September 30, 2011. The increase was primarily due to the increases in sales volume and sale price for fluorite powder. The fluorite powder sales volume for the three months ended September 30, 2011 was approximately 8,800 tons, representing an approximately 7,600 tons or 633% increase as compared to the same period of 2010; and the fluorite powder average sales price for the three months ended September 30, 2011 was $382 per ton, representing an increase of approximately $249 per ton or 188% as compared to the same period of 2010.

Our fluorite segment profit was approximately $1,984,000 for the three months ended September 30, 2011, compared to a segment loss of approximately $345,000 in the same period of 2010.

Nonferrous Metals

The nonferrous metals segment revenue for the three months ended September 30, 2011 amounted to $1,399,000, representing a decrease of approximately $1,463,000 or 51% as compared to the same period of 2010. The decrease was mainly due to that the grade of the zinc-copper ores extracted in the third quarter of 2011 was much lower than that of 2010.  Xingzhen sold approximately 921 metal tons of zinc concentrate powder and approximately 14 metal tons of copper concentrate powder. During the same period of 2010, Xingzhen Mining sold 2,536 metal tons of zinc concentrate powder and 143 metal tons of copper concentrate powder.

Our nonferrous metals segment loss was approximately $1,022,000 for the three months ended September 30, 2011, compared to a segment income of $1,037,000 in the same period of 2010. The nonferrous metals segment loss was mainly due to the high processing cost of the low grade zinc-copper mined ores in 2011.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2011 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2010

Selected information from the Consolidated Statements of Operations

	For the Nine Months Ended September 30,
	2011	2010
	(in thousands)	(in thousands)
Net revenue	$18,117	$6,722
Gross profit	$7,870	$2,267
- Gross profit margin	43%	34%
General and administrative expenses	$7,459	$2,986
Interest expenses	$520	$387
Net loss attributable to the Company	$(800)	$(802)

REVENUES. Net revenues for the nine months ended September 30, 2011 were approximately $18,117,000, representing approximately $11,395,000 or 170% increase as compared to the same period of 2010. The improved performance is due to the increased revenues from the fluorite segment as described below.

GROSS PROFIT AND GROSS PROFIT MARGIN. For the nine months ended September 30, 2011, gross profit was approximately $7,870,000 which increased by approximately 247% from $2,267,000 gross profit for the same period of 2010. The gross profits from fluorite segment were approximately $7,483,000 and $464,000 for the nine months ended September 30, 2011 and 2010, respectively. The gross profits from non-ferrous metal segment were approximately $387,000 and $1,803,000 for the nine months ended September 30, 2011 and 2010, respectively. The fluorite segment’s gross profits increase was mainly due to the fact that (i) fluorite powder average sales price for the nine months ended September 30, 2011 was $339 per ton, representing an approximately $209 per ton or 161% increase as compared to the same period of 2010; and (ii) fluorite powder sales volume for the nine months ended September 30, 2011 was approximately 31,400 ton, representing an approximately 22,600 ton or 257% increase as compared to the same period of 2010. Profit margin was approximately 43% for the nine months ended September 30, 2011, which increased from the gross profit margin of 34% for the same period of 2010.

GENERAL AND ADMINISTRATIVE EXPENSES. For the nine months ended September 30, 2011, general and administrative expenses increased by approximately $4,473,000 to $7,459,000 in 2011 as compared to $2,986,000 in 2010. The increase was mainly due to (i) 400,000 shares of common stock with the fair value of amount to $972,000 were declared and approved by the board of directors on June 20, 2011 to its employees as share based on the 2009 Omnibus Long-term Incentive Plan ; (ii) increased administrative expense of $871,000 the newly acquired Xinyi Fluorite and (iii) increased professional fees amounting to approximately $1,260,000 for the U.S. Securities projects, Xinyi Fluorite acquisition audit, Investor relations, Xingzhen Mining’s exploration, and so on.

INTEREST EXPENSE. For the nine months ended September 30, 2011, interest expense increased by approximately $133,000 to $520,000 in 2011 as compared to $387,000 in 2010.

NET LOSS ATTRIBUTABLE TO THE COMPANY. Net loss attributable to the Company for the nine months ended September 30, 2011 was approximately $800,000, as compared to net loss attributable to the Company of $802,000 for the same period of 2010. Basic net losses per share were $0.03 for the nine months ended September 30, 2011 and 2010, respectively.

SEGMENT PERFORMANCE ANALYSIS

	Segment revenue		Segment profit (loss)
	For the Nine Months Ended September 30, 2011,		For the Nine Months Ended September 30, 2011,
	2011	2010	2011	2010

Fluorite	$14,315	$3,089	$3,804	$(1,219)

Nonferrous metals	$3,802	$3,633	$(2,162)	$443

Fluorite

For the nine months ended September 30, 2011, the fluorite segment revenue increased by 363% from $3.09 million for 2010 to $14.32 million for 2011. The increase was primarily due to the increases in sales volume and sale price for fluorite powder and the revenue from the newly acquired Xinyi Fluorite was amount to approximately $2,260,000. The fluorite powder sales volume for the nine months ended September 30, 2011 was approximately 31,400 tons, representing an approximately 22,600 tons or 257% increase as compared to the same period of 2010; and the fluorite powder average sales price for the nine months ended September 30, 2011 was $339 per ton, representing an increase of approximately $209 per ton or 161% as compared to the same period of 2010;

Our fluorite segment profit was $3.80 million for the nine months ended September 30, 2011, compared to a segment loss of 1.22 million in the same period of 2010.

Nonferrous Metals

The nonferrous metals segment revenue for the nine months ended September 30, 2011 amounted to $3.80 million, representing an increase of approximately $0.17 million as compared to the same period of 2010. Xingzhen Mining sold approximately 2,447 metal tons of zinc concentrate powder and approximately 112 metal tons of copper concentrate powder. During the same period of 2010, Xingzhen Mining had 2,536 metal tons of zinc concentrate powder and 144 metal tons of copper concentrate powder in the second quarter of 2010.

Our nonferrous metals segment loss was approximately $2.16 million for the nine months ended September 30, 2011, compared to a segment income of $0.44 million in the same period of 2010. The nonferrous metals segment loss was mainly due to the high processing cost of the low grade zinc-copper mined ores in 2011.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $8.42 million as of September 30, 2011, an increase of $6.87 million as compared to the balance at December 31, 2010 of $1.55 million.

Net cash used in operating activities for the nine months ended September 30, 2011 was $3.15 million, representing a $1.33 million difference as compared to $4.48 million in cash used for the same period in 2010.

Net cash used in investing activities for the nine months ended September 30, 2011 was $7.01 million, as compared to $1.35 million used for the same period of 2010. For the nine months ended September 30, 2011, the cash amount to $3.64 million was used in the acquisition of Xinyi Fluorite and the cash amount to $3.37 million was used in the purchasing of property, machinery and mining assets.

Net cash provided by financing activities for the nine months ended September 30, 2011 was $16.67 million, as compared to $7.10 million provided for the same period of 2010. The increase was primarily the result of the issuance and sale of approximately $20 million of common shares less certain expenses associated therewith.

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company had net operating income of approximately $0.33 million and net operating loss of approximately $0.79 million for the nine months ended September 30, 2011 and 2010, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future.

The Company is addressing its liquidity needs and has taken positive steps by accomplishing the following:

•	It obtained approximately $20 million from issuance of common shares in January 2011.
•	Xiangzhen Mining, Xingzhen Mining and Xinyi Fluorite were all under normal operation at the end of March 2011, and are expected to remain in normal operation for the foreseeable future.
•
During 2010 and the nine months ended September 30, 2011, the average sale price of fluorite powder steadily increased. The average sale price of fluorite powder for the nine months ended September 30, 2011 was approximately $339 per ton, which increased by approximately 161% from approximately $130 per ton for the same period of 2010.

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

101
The following materials from China Shen Zhou Mining & Resources, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2011, formatted in XBRL (extensible Business Reporting Language), are furnished herewith: (i) Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010 (Audited); (ii) Statements of Operations (unaudited) for the three and nine months ended September 30, 2011 and September 30, 2010; (iii) Consolidated Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2011 and September 30, 2010 and September 30, 2010 and (iv) Notes to the Unaudited Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Beijing.

CHINA SHEN ZHOU MINING & RESOURCES, INC.

Date: November 14, 2011	By:	/s/ Xiaojing Yu
Xiaojing Yu, Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Jiayin Zhu
Jiayin Zhu, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)