Form 10-K/A
period 2010-12-31
CHINA SHEN ZHOU MINING & RESOURCES, INC.
filed 2012-02-21
CIK 790024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

86-010-8890-6927

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001	NYSE Amex

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

Large accelerated filer☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

Yes ☐ No ☒

The number of shares outstanding of our common stock as of June 30, 2010, was 27,974,514 shares. The aggregate market value of the common stock held by non-affiliates (5,114,214 shares), based on the closing market price ($0.85 per share) of the common stock as of June 30, 2010 was $4,347,081.90.

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of China Shen Zhou Mining & Resources, Inc. for the fiscal year ended December 31, 2010 as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2011 (the “2010 Annual Report”), is being filed to incorporate the Company’s revisions and responses pursuant to certain comment letters from the staff of the SEC dated July 8, 2011 and December 19, 2011 (collectively, the “SEC Comment Letters”).

As required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1.

This Amendment No. 1 does not affect any other portion of the 2010 Annual Report. Additionally, except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring after March 29, 2011, the filing date of the 2010 Annual Report.

TABLE OF CONTENTS

PART I
ITEM 1. BUSINESS	1
Corporate History	1
Our Industry	2
Current Business Operations	3
Description of Products	3
Exploration Activities	4
Sales and Marketing	4
Our Major Customers	5
Competition	5
Business Strategies	6
Resumption of Production Capacity to Meet Demand	6
Acquire Synergistic Mining Entities	6
Competitive Advantages
Government Regulation	7
Employees	8
ITEM 1A. RISK FACTORS	8
ITEM 1B. UNRESOLVED STAFF COMMENTS
ITEM 2. PROPERTIES	20
General	20
Sumochaganaobao Fluorite Mine (Xiangzhen Mining)	22
Mining Site No. 2 of Qingxing Copper Mine, in production Stage (Qingshan Metal)	27
Keyinbulake Cu-Zn Property in development stage (Xingzhen Mining)	29
Inner Mongolia Wulatehouqi Qianzhen Ore Processing Co., Ltd (Qianzhen Mining)	31
Kichi Chaarat Closed Company (Kuru-Tegerek Mine)	31
ITEM 3. LEGAL PROCEEDINGS	32
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	33
Equity Compensation Plan Information
ITEM 6. SELECTED FINANCIAL DATA	33
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	34
Business	34
Business Strategy	36
Results of Operation Business	37
ITEM 8. FINANCIAL STATEMENTS	42
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	42
ITEM 9A. CONTROLS AND PROCEDURES	42
ITEM 9B. OTHER INFORMATION	43
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	44
Involvement in Certain Legal Proceedings	46
Compliance with Section 16(a) of the Securities Exchange Act of 1934	46
Code of Ethics	47
Director Nominees Recommended by Stockholders	47
Board Composition; Audit Committee and Financial Expert	47
ITEM 11. EXECUTIVE COMPENSATION	47
Outstanding Equity Awards at Fiscal Year-End	48
Director Compensation	48
Retirement, Post-Termination and Change in Control	49
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	49
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	49
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	50
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	51

PART I

ITEM 1.	BUSINESS

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

In 2010, we extracted approximately 131,000 metric tons of fluorite ore and sold 32,800 metric tons of fluorite lumps with total sales of approximately US$ 3.25 million, accounting for approximately 41% of the revenues of our fluorite business. We also produced 24,300 metric tons of fluorite powder and sold 29,000 metric tons of fluorite powder for approximately US$ 4.76 million, which accounted for approximately 59% of the revenues of our fluorite business.

On January 13, 2011, we, through Xingzhen Mining, entered into an agreement pursuant to which we acquired 55% of the equity of Xinyi Fluorite, which is located in Jingde County, Anhui Province, to further develop our fluorite production capabilities for value-added fluorine chemicals. Xinyi Fluorite’s primary assets include the mining permit to the Xinyi Qingzheng Fluorite Mine No. 1, the mining permit for the Guangrong Fluorite Mine, and the mining rights and assets of the Sanxi Old Town flotation plant.

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

No activity was planned at Qianzhen Mining in 2010 due to the low grade of the ore supplied by Qingshan Metal and the low market price of copper and sulfur. We did not produce any products at Qianzhen Mining and Qingshan Metal in 2010.

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

As disclosed above, our two largest customers for the fiscal year ended December 31, 2010 were Ruipeng Mining Ltd. for nonferrous metals and Ningxia Jinhe Chemical Co., Ltd for fluorite. Currently, the contracts we have signed with our major customers are short term sales contracts with none having a duration longer than one year. They are one off agreements that do not necessarily establish a long-term relationship between the Company and the customer and generally can be terminated by our customers without penalty. Our other sales contracts have essentially the same terms as these agreements. Our major customers tend to vary from year to year based upon market conditions and customer needs.

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

Our competitors are mainly similar companies in China.

Our main competitors in the fluorite business are:

•	Zhejiang Wuyi Shenlong Mining Co., Ltd., which produced 50,000 metric tons of fluorite lumps and 50,000 metric tons of fluorite powder in 2010;

•	Inner Mongolia Linxi County Jingyuan Mining Co., Ltd., which produced 10,000 metric tons of fluorite lumps and 18,000 metric tons of fluorite powder in 2010;

•	Gansu Gaotai Hongyuan Mining Co., Ltd., which produced 65,000 metric tons of fluorite ore in 2010; and

•	Jinghua Huaying Mining Co., Ltd., which produced 20,000 metric tons of fluorite lumps and 28,000 metric tons of fluorite powder in 2010.

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

Competitor	Capacity
Huogeqi Mining	1,700,000 metric tons of extracting and ore processing capacity
Dongshengmiao Mining	820,000 metric tons of extracting and ore processing capacity
Wancheng Trading	760,000 metric tons of extracting and ore processing capacity

Our Competitive Strengths

We believe that our following competitive strengths enable us to compete and to capitalize on the growth opportunities in our industry:

●	All of our current businesses are conducted through our China-based subsidiaries. We operate mines in the Inner Mongolia Autonomous Region and the Xinjiang Uygur Autonomous Region, which are known for their rich mineral deposits of fluorite, copper, lead and zinc.

●	We own one of the best fluorite mines in China, which produces high purity fluorite ore, and possesses good extracting conditions as well as the largest processing plant in northern China.

●	We have an experienced management team. Most of our executive officers have more than 20 years of experience in the mining industry.

●	We maintain good relationships with local government agencies. Also, regional labor and specialized professional mining teams are available to us at a low cost.

●	Many of our subsidiaries are located in the western part of China and therefore benefit from many preferential tax and regulatory policies.

Business Strategies

We plan to implement the following strategies:

•	Resumption of Production to Meet Demand

■	Fluorite

We began normal production on March 23, 2010 and processed 64,800 metric tons of fluorite ore and produced 24,300 metric tons of fluorite powder in 2010. In addition, we sold 32,800 metric tons of fluorite lumps and 29,000 metric tons of fluorite powder in 2010.  On January 13, 2011, we, through Xingzhen Mining, entered into an agreement pursuant to which we acquired 55% of the equity of Xinyi Fluorite, which is located in Jingde County, Anhui Province, to further develop our fluorite production capabilities for the production of value-added fluorine chemicals. Xinyi Fluorite’s primary assets include the mining permit to the Xinyi Qingzheng Fluorite Mine No. 1, the mining permit for the Guangrong Fluorite Mine, and the mining rights to and the assets of the Sanxi Old Town flotation plant.

■	Zinc and Copper

In 2010, Xingzhen produced and sold zinc concentrates and copper concentrates equivalent to 3,129 metal tons of zinc metal and 155 metal tons of copper metal accounting for approximately 77% and 23%, respectively, of the total revenues of our nonferrous business of approximately $3.60 million. In 2010, we continued excavating and mining operations at Xingzhen. We began processing in May 2010 and we produced extracted ore of 82,500 metric tons, and processed ores of 77,200 metal tons thereby producing the equivalent to 3,129 metal tons of zinc and 155 metal tons of copper. Due to demand, we have sold 2,537 metal tons of zinc and 115 metal tons of copper.

•	Acquire Synergistic Mining Entities

■	To increase our reserve base and ensure supply to our processing facilities, we plan to acquire domestic and foreign large-scale mines when the right opportunities arise. We also expect to acquire additional nonferrous metal mines and fluorite mines domestically that have high-quality extracting and operating conditions and possess all necessary governmental licenses.

■	In January 2011 we, through our subsidiary Xingzhen Mining entered into an equity transfer agreement to acquire 55% of the equity interests of Xinyi Fluorite Company Ltd. (“Xinyi”), a company based in Jingde County, Anhui Province, China. Xinyi’s primary business and assets relate to the mining of fluorite.

This acquisition was made to further develop our fluorite production capabilities for value-added fluorine chemicals - one of our core businesses. As such, Xinyi’s three primary assets are interests in fluorite mines in Anhui Province as follows: 1) the mining permit to the Xinyi Qingzheng Fluorite Mine No. 1, 2) the mining permit for the Guangrong Fluorite Mine, and 3) the mining rights and assets of the Sanxi Old Town flotation plant.

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

Employees

As of December 31, 2010, we employed 294 full-time employees, of whom approximately 6.80% are with our Beijing Representative Office, 2.04% are with Qianzhen Mining, 56.12% are with Xiangzhen Mining, 1.70% are with Qingshan Metal (copper and zinc mining) and 33.34% are with Xingzhen Mining. Approximately 10% of our employees are management personnel and 6.1% are sales and procurement staff. In terms of education level, approximately 16% of our employees have a college degree or higher.

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

All of our revenue from our nonferrous segment in 2010 was derived from one customer. In 2010, our fluorite segment had two customers from which 60% of all revenue was derived. Dependence on a few customers could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products. If we lose any customers and are unable to replace them with other customers that purchase a similar number of our products and services, our revenues and net income would decline considerably.

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

China lacks a regulatory body to provide oversight and perform appropriate due diligence to help to ensure the accuracy of our SEC disclosures.

At this time there is no regulatory body in China that reviews our SEC disclosures. Furthermore, there are no penalties in China for false, misleading or otherwise inaccurate disclosures made by Chinese companies that are SEC reporting companies. Thus, the lack of a separate system of Chinese regulation concerning the SEC filings of Chinese companies that are SEC reporting companies does not serve to strengthen compliance with SEC and other relevant rules, regulations and laws.

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

The two properties in production are:

•	Sumochaganaobao Fluorite Mine in Siziwangqi of Inner Mongolia Autonomous Region in the PRC (Xiangzhen Mining);

•	Keyinbulake Cu-Zn Multi-metal Mine located in Buerjin County, Aletai, Xinjiang Uygur Autonomous Region in the PRC (Xingzhen Mining).

The one property under sub-production is:

•	Mining site No. 2 of Qingxing Copper Mine (Tanyaokou Copper Mine) in Wulatehouqi of Inner Mongolia Autonomous Region in the PRC (Qingshan Metal);

No	Name of property	Type	Ownership	Status	Location/Country	With Known Reserves under Industry Guide 7
1	Sumochaganaobao Fluorite Mine	Non-metal Fluorite	100%	Production	Inner Mongolia, PRC	Yes
2	Qingxing Copper Mine	Copper and zinc	60%	Sub-Production	Inner Mongolia, PRC	No
3	Keyinbulake Multi-metal Mine	Copper and zinc	90%	Production	Xinjiang Uygur Autonomous Region , PRC	No

Figure 2-1: China Shen Zhou’s Properties in China

China Shen Zhou Mining & Resources Inc. holds 3 mining licenses and 2 exploration licenses as of December 31, 2010. The licenses are:

•	Mining license for Sumochaganaobao Fluorite Mine, Siziwangqi, Inner Mongolia, PRC;

•	Mining license for Mining Site No. 2 of Qingxing Copper Mine, Wulatehouqi, Inner Mongolia, PRC;

•	Mining license for Keyinbulake Cu-Zn Mine in Buerjin County, Xinjiang Uygur Autonomous Region, PRC;

•	Exploration license for Southern Part of Keyinbulake Zn Mine in Xinjiang Uygur Autonomous Region of the PRC;

•	Exploration license for Northern Part of Keyinbulake Zn Mine in Xinjiang Uygur Autonomous Region of the PRC;

Table 2-1 and Table 2-2 below presents detailed information about these licenses.

Table 2-1: 3 Mining Licenses Held by the Company

Property	Sumochaganaobao fluorite deposit (between prospecting line 21-04)	Mining Site No. 2 of Qingxing Copper Mine (Tanyaokou Multi-metal Mine)	Keyinbulake Cu-Zn Multi-metal Mine
License Number	1500000820156	1500000820421	6500000712980
Owner	Inner Mongolia Xiangzhen Mining Group Ltd.	Qingshan Nonferrous Metal Development Co Ltd.	Buerjin County Xingzhen Mining.
Validated period	April 2008 to March 2011	September 2008 to September 2011	August 2007 to August 2013
Area	0.9088 km2	0.6495 km2	1.955 km2
Mining mode	Underground mining	Underground mining	Underground mining
Mining scale	150,000 metric tons/annum	100,000 metric tons/ annum	21,000 metric tons/ annum
Mineral types	Fluorite	Copper, Zinc and sulfur	Copper and zinc
Mining Level	1075m-497m	1455m-855m	1420m-1516m

Table 2-2: 2 Exploration licenses held by the Company

Property	Southern Region of Keyinbulake Zn Mine	Northern Region of Keyinbulake Zn Mine
License Number	650000061272	650000061273
Owner	Xingzhen Mining	Xingzhen Mining
Validated period	April 2009 to April 2010	April 2009 to April 2010
Area	13.37 km2	12.06 km2

There are two types of mineral rights in China: exploration rights and mining rights. Exploration rights are the rights to explore for minerals in the areas authorized by the exploration license. Mining rights are the rights to exploit minerals within the defined area and produce mineral products. According to Chinese law, an exploration license is valid for three years and shall not be extended beyond two additional periods and each extension for no more than two years. 10, 20 and 30 years are the length limits of mining licenses for small, medium and large deposits or mines, respectively. A mining license can be extended in scope or period of time if a company intends to continue to operate. An application for extension needs to be submitted at least 30 days before the expiration date of the license. The Company has applied to renew its exploration licenses.

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

Previous exploration and development

In 1975, Geological Survey Brigade No. 1 of Inner Mongolia conducted a 1/200,000 geological survey in this area and found the Sumochaganaobao Fluorite deposit. At that time, its mineral reserves were estimated at 1.716 million metric tons of fluorite.

From 1981 to 1987, Geological Survey Brigade No. 102 of Inner Mongolia conducted prospecting with continued general and detailed exploration and completed the “Geological Report of Sumochaganaobao Fluorite Deposit of Siziwangqi, Inner Mongolia” in 1987.

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

Current Mining Operation

Inclined shaft development has been assumed. As a result, currently there is one main inclined shaft, one auxiliary inclined shaft and inclined shaft No. 2.

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

Reserves

In 2010, we commissioned SRK Consulting China Ltd. ( Beijing office) to update the reserve profile, compile underground mining designs and estimate reserves for the authorized Siziwangqi Sumochaganaobao fluorite deposit (“Aobao fluorite deposit” or the “Mine”) in Wulanchabu, Inner Mongolian Autonomous Region, as per the requirements of AMEX regarding reserve estimation. The estimation report was successfully finished and issued in March 2011, and the main authors include Yong Huang (principal mining engineer, Chinese Certified Reserves Evaluator), Dr. Anson Xu (principal geologist, PhD, MAusIMM), Changchun Wang (senior geologist, and Dr. Yonglian Sun (principal consultant, BEng, PhD, FAusIMM, MIEAust, CPEng), as well as other certified experts. The SRK team reviewed previous explorations completed by Chinese Minerals and Geology Exploration Brigades, and conducted data verification, and were able to confirm the prior results. On the basis of their findings, SRK built a database for estimating the reserves. With respect to the production of minerals, SRK estimated the recoverable reserves in compliance with the standards of the Joint Ore Reserve Committee Code (“JORC”) or Canadian Institute of Mining, Metallurgy and Petroleum Code (“CIM”).

SRK has examined (via duplicate sample collecting and re-analysis) the prior work, which was conducted by Chinese Geological Exploration Brigades, and SRK is satisfied with the quality of previous work. On the basis of their results, SRK established a database for reserve estimation and, based on the situation of the current mining operation, estimated the recoverable reserves of the mine in compliance with JORC or CIM. The ore body model is delineated by using the following industrial indexes:

Cut-off grade: Lean ore: (CaF2) ≥20%, Rich ore: (CaF2) ≥65%;

Price of Products: Fluorite Powder, 960 RMB per ton; Fluorite Lump: 620RMB per ton

Minimum mineable thickness: 1.0m for rich ore and 0.7m for lean ore; and

Band thickness: 2m in rich ore, 0.7m in lean ore.

Base on the above data, SRK is according to real production situation, designed mines production, revalued reserves of mines. As of December 31st 2010, according to JORC/CIM standard, reserves of mines are 1523 thousand tons(KT), the average grade is 53.6%, Prvoed reserve is 818 thousand tons(KT), average grade is 60.43%; Probable reserve is 705 thousand tons(KT), the average grade is 45.78%

See Below:

	Block	Proven		Probable		Total Proven and Probable
Level	Amount	Tonnage (kt)	CaF2 (%)	Tonnage (kt)	CaF2 (%)	Tonnage(kt)	CaF2 (%)
850 m	4	153	60.26	2	30.94	155	59.9
820 m	7	355	61.56	1	69.07	356	61.6
790 m	8	310	59.23			310	59.2
760 m	10			283	47.22	283	47.2
730 m	8			273	46.39	273	46.4
700 m	9			146	41.91	146	41.9
Total	46	818	60.43	705	45.78	1523	53.6

The depleted reserves in table are estimated by SRK. SRK understands that the reserves above level 880m had been mined out and half of the reserves at level 850m had been extracted. The mined out area is delineated based on measured plans and plans of design at and above level 850m, and depleted reserves are accordingly estimated.

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

Assaying of samples was completed in the laboratory of Geological Brigade No. 102 of Inner Mongolia and checked by the Central Laboratory of Bureau of Geology of Inner Mongolia. Internal and external check samples were assayed: 95% of samples sent for internal checkup and 6.4% for external checkup. The qualification rate of the check samples was above 95%. The criteria of Barite, Fluorite and Boron Exploration were also adopted in sample assaying.

Products and Output:

The mine produces fluorite ore which is classified into two commodities, one being high grade fluorite lumps and the second being fluorite powders processed in concentrator. The following table lists the products and output and the average prices in past four years:

Table 2-3: The Output and Price of Products of 2007-2010, Xiangzhen Mining

Year	Product	Output (t)	Average Price per Year(USD$/t)
2007	Fluorite lumps	52,523.96	84.62
	Fluorite concentrate	22,447.23	144.13
2008	Fluorite lumps	17,632.19	106.54
	Fluorite concentrate	9,167.13	167.91
2009	Fluorite lumps	27,663.10	91.65
	Fluorite concentrate	15,261.40	112.86
2010	Fluorite lumps	36,133.95	99.00
	Fluorite concentrate	24,327.57	163.78

Potential for Further Exploration

In June 2007, the Company hired the Third Geological Prospecting Institute of China Metallurgy Geological General Bureau to conduct supplementary prospecting. As result of the prospecting, the category of this fluorite mine was upgraded.

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

Mineralized bodies, strictly controlled by the stratum, are blind and covered by gossans. There are two known mineralization zones, mineralization zone 3# and mineralization zone 5#. Zone 3# is distributed in the north of the property and is 500 meters long and 10-30 meters wide, within which the mineralized bodies No. 1 Cu-1, No. 2 Zn-1, and No. 3 Zn-2 are found. Zone 5# is distributed in the middle-south of the property and is 850 meters in length and 10-40 meters in width, where mineralized bodies No. 4 Cu-2, No. 5 Zn-3 as well as No. 6 Zn-4 were found.

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

Mineralized Materials

In January 2007, Wulatehouqi Qingshan Non-ferrous Metals entrusted No .3 Geological Exploration Institute of China Metallurgy Geological Bureau to conduct the supplementary geological survey on the “Tanyaokou Multi-Metal Zinc-copper Mine”, between prospecting line 42-58. The final supplementary geological survey was reported in May 2007, which confirmed the mineralized materials within the mining area and the category of the mining area. As of December 31, 2010, the total retained indicated mineralized material is 1.81 million metric tons with the average grade at 0.6%. Due to the lack of high grade ores supply, mining did not take place in 2010 at Qingshan.

Potential for Further Exploration

In the mining process, two mining tunnels at 1,390m level and at 1,350m level intercepted the Cu-2 mineralized body which improves the control degree and has increased the Cu-2 mineralized body from 0.0286 million metric tons to 1.3778 million metric tons. Our geological consultant believes that if further exploration is conducted in the future, more minerals could be defined. Drilling will upgrade some of the mineralized materials to Category C (332). Underground exploration (associated with mining operation) should upgrade the mineralized material categories, and explore the extension deeply. In 2009, 356 meters of drilling holes was completed in exploration. No exploration activity was carried out in 2010.

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

In 2009, IP sounding work in geological prospecting was carried out. The information of the mineral formation conditions and the genesis of mineral bodies given by IP sounding shows that Keyinbulake Copper-Zinc Mine belongs to the submarine volcanogenic sediments. The analysis on the data of exploration shows that within the mineralized belt the mineral bodies continue along with the strike and distribute in parallel and en echelon arrangement. The method of sounding indicates that the inclined deepening of the mineral-bodies in this area is longer than the length of their strike prolongation. There are five high-polarization abnormal zones found through IP sounding methods and they coincide in space and positions with the known copper-zinc mineralized bodies controlled under current underground extraction, which confirms that Keyinbulake Copper-Zinc Mine exists with high potential of mineral prospecting and the work greatly assists the Company in delimiting the accurate target area for further verification.

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

The concentrator process consists of two-stage closed crushings with one stage of grindings, flotation of copper primary and zinc secondary, scavenging, and two steps of dehydrating (thickening and filtrating). The final products are copper concentrates and zinc concentrates. The following table lists the products and output and the average prices in past three years:

Table 2-4: Annual treatment & concentrate average price in last three years of Xingzhen Mining

Year	Product	Treatment (metric tons)	Concentrate (metal tons)	Average Metal Price Per Year (USD$/metal ton)
2008	Zinc concentrate	51,400	1,849.51	791.51
	Cu concentrate		108.50	6,648.75
2009	Zinc concentrate	14,300	178.30	853.39
	Cu concentrate		9.76	4,577.10
2010	Zinc concentrate	77,241	3,129.45	1,114.42
	Cu concentrate		154.81	6,728.80

The major equipment is as follows:

No.	Equipment	Type	Unit	Qty
1	Vibrating feeder	ZSW380X95I	set	1
2	Jaw-type crusher,	PE-500X750	set	1
3	Belt conveyor No. 1	8063 a=15 º v=1.60m/s Lh=53.393m	set	1
4	Cone crusher	H-36AFJ1-3	set	1
5	Belt conveyor No. 2	8063 a=15.96 º v=1.60m/s Lh=47.393m	set	1
6	Electric drive rolling drum	JWD2220-160-8063	set	1
7	Heavy magnetic vibration- actuated feeder	DZ-C-80160	set	1
8	Circular vibrating screen	2YA1542(Over screen 40mm, Below screen 15mm)	set	34
9	Belt conveyor No. 3	B=650 Lh=36.85m a=16º	set	1
10	Belt conveyor No. 4	B=650 Lh=20.713m a=15º	set	1
11	Wet grate discharge ball mill	MQG2700 × 3600	set	1
12	Sinking win-spiral classifiers	2FC-20	set	1
13	Flotation machines	SF-4 scraper YIOOL-6 P=1.5KW	set	16
14	Flotation machines	SF-2.8 scraper YIOOL-6 P=1.5KW	set	7
15	Flotation machines	SF-1.2 scraper Y90S-4 P=1.1KW	set	7
16	Horizontal slurry pump	ZBG(P)-458B(P) P=75kw n=1480r/min H=74m	set	2
17	Upright slurry pump	65Q-LPR	set	2
18	Center drive thickeners	NZ-9	set	1
19	Center drive thickeners	NZ-12	set	1
20	Ceramic filter	TT-6 P=13 KW	set	1
21	Ceramic filter	TT-8 P=13 KW	set	1

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

In June 2007, the No. 3 Geological Prospecting Institute of the China Metallurgical Geological Bureau conducted a supplementary survey on the Keyinbulake property. In December 2007, it presented the final supplementary prospecting report which confirmed relevant mineralized materials within the mining property. In this report, the total indicated mineralized materials included 0.6035 million metric tons of mineralized materials with an average grade of copper at 0.68% and zinc at 4.19%.

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

Table 2-5: Annual treatment & concentrate average price in last three years of Qianzhen Mining

Year	Product	Treatment (t)	Concentrate (t)	Average Metal Price Per Year (USD$/metal ton)
2007	Zn concentrate	66,270	5,582.5	2,628.55
	Pb concentrate		777.21	2,231.13
	Cu concentrate	29,512	402.27	7,130.13
2008	Cu concentrate	5,420	36.83	7,006.98
	Concentrate sulfur	77,463	18,146.70	54.53	*
2009	-	-	-	No production in this year.
2010	-	-	-	No production in this year.

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

Recent Sales of Unregistered Securities

On September 22, 2009, the Company entered into a Notes Repurchase Agreement with Mountview Path Limited (“Mountview”), a corporation incorporated under the laws of the British Virgin Islands, pursuant to which the Company repurchased the entire 6.75% Senior Convertible Notes due 2012 of US$ 28,000,000 principal amount from Mountview. The consideration payable in the transaction consisted of US$ 8,000,000 in cash and 5 million shares of the Company’s common stock. The shares of the Company’s common stock were issued in a private transaction pursuant to the “safe harbor” for the private offering exemption under Section 4(2) of the Securities Act of 1933 (the “Securities Act”) and Rule 506 of Regulation D promulgated thereunder to accredited investors as defined under Rule 501(a) of the Securities Act.

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

▼Fluorite

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

In 2010, our operation made the following advances:

•	The Company added a water treatment system. After repeated adjustments, we successfully resolved the water quality problem and achieved the requirements for production, then the Company’s operation started its normal production in August 2010.

•	The Company started research and negotiations regarding potential acquisitions of other fluorite mines in 2010, and we successfully acquired Xinyi Fluorite Company on January 13, 2011.

•	In 2010, We commissioned SRK Consulting China Ltd. ( Beijing office) to update the reserve profile, compile underground mining designs and estimate workable reserves for the authorized Siziwangqi Sumochaganaobao fluorite deposit (“Aobao fluorite deposit” or the “Mine”) in Wulanchabu, Inner Mongolian Autonomous Region, as per the requirements of AMEX regarding reserves estimation The estimation report was successfully finished and issued in March 2011.

In 2011, the Company will continue focusing its efforts in the following areas in order to achieve its goals:

First, based on our current production, under the economic conditions that have kept price of fluorite ore increasing, we will continue the expansion of our production of fluorite products, in order to achieve our designed production capacity.

Second, we will still strive to leverage our position as one of the leaders in the industry to acquire additional appropriate fluorite reserves.

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

Due to favorable policies issued by PRC government in 2010, the price of fluorite ores and the downstream products increased rapidly; at the same time, along with the revival of the global economy, the price of nonferrous metal keeps going up. Under the aforementioned favorable environment, the Company plans to expand production in 2011.

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

Continuing to put more efforts into mining exploration and trying to form a periodic/staged and detailed report

Based on our early stage prospecting, the Company plans to keep on putting more effort into the prospecting of chalcopyrite ore at Xingzhen Mining. We intend to retain a third party authoritative geological prospecting and engineering team in Xinjiang Province, PRC, to drill, punch, and conduct the geophysical and geochemical exploration, and try to complete the examination of the mining areas of the Company. They will also complete an examination report. The Company hopes to locate more mineralized materials for Xingzhen’s large-scale mining and selection in the future.

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

NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY. Net (loss) income attributable to the Company for the year ended December 31, 2010 was approximately ($3.29) million, a difference of $6.30 million compared to net income of $3.01 million for 2009. The difference was mainly due to the fact that in 2009 we repurchased the convertible bonds and gained approximately $13.95 million. Basic earnings per share were ($0.11) or ($0.11) fully diluted for the year ended December 31, 2010.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Convertible Notes

On December 27, 2006, the Company entered into a Notes Purchase Agreement with Citadel Equity Fund Ltd. (“Citadel”), under the terms of which Citadel purchased a total of US$ 28 million in convertible senior notes. The Notes have a maturity of December 27, 2012.

Redemption of Convertible Notes

On September 22, 2009, the Company entered into a Notes Repurchase Agreement with Mountview Path Limited (“Mountview”), a corporation incorporated under the laws of the British Virgin Islands, pursuant to which the Company repurchased the entire 6.75% Senior Convertible Notes due 2012 of US$ 28 million principal amount (“Notes”), originally issued to Citadel. Mountview is the current legal and beneficial owner of the entire amount of the Notes.

The consideration payable in the transaction consists of US$ 8 million in cash and 5 million shares of the Company’s common stock. The gain on convertible note redemption is US$ 14 million, or approximate 0.56 per share. Mountview were entitled to any accrued and unpaid interest on the Notes. The closing of this transaction occurred on December 23, 2009.

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

Set forth below is certain information concerning each of the directors and executive officers of the Company as of March 28, 2011. None of our directors or executive officers holds directorships in other public companies as of March 28, 2011 except Gene Michael Bennett who is also an independent director for China Agritech Inc. (NASDAQ:CAGC) and China Pharma Holdings, Inc. (AMEX:CPHI) and Konman Wong who is also an independent director for Group Sense (International) Limited (HKSE:0601) and Polyard Petroleum International Group Ltd. (HKSE:8011).

Listed below are the directors, executive officers, and certain key employees of the Company. The directors listed below will serve until the Company’s next annual meeting of the stockholders:

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

Ms. Xiaojing Yu has served as Director, Chief Executive Officer and Chairwoman of the Board of Directors of the Company since September 15, 2006. Given Ms. Yu’s extensive experience in the mining industry of greater than twenty years, and her vast management and leadership experience, the Board of Directors believes Ms. Yu is essential to our future growth and based her appointment on such qualities. She currently also serves as director and chairwoman of Inner Mongolia Wulatehou Banner Qianzhen Mining and Processing Co., Ltd and Inner Mongolia Xiangzhen Mining Co., Ltd. She has served in that capacity since May 2002. Prior to that, from 1992 to 2001 she was the general manager of Dalian Zhikun Metal Materials Co. Ltd and from 1974 to 1991 she was the finance manager of Gansu Baiyin Nonferrous Industrial Corporation. Also, since July 2004, Ms. Yu has served as the Executive Vice President of China Fluorite Industry Association. She attended an advanced Management Program run by Tsing Hua University from May 2004 to December 2005.

Mr. Helin Cui serves as Director, President and Chief Operating Officer. Mr. Cui was appointed director on September 15, 2006, and President and Chief Operating Officer on December 03, 2009. Given Mr. Cui has more than twenty years experience in the mining industry, which includes both technical and management roles, the Board of Directors believes Mr. Cui is a qualified and valuable appointment to the Board. He is currently a director and deputy chairman of Inner Mongolia Wulatehou Banner Qianzhen Mining and Processing Co., Ltd and of Inner Mongolia Xiangzhen Mining Co., Ltd. He has served in that capacity since May 2002. Prior to that, from June 1974 to March 1977, Mr. Cui worked with Gansu Province’s No. 3 Geological Team as a technician, engineer and team leader and from October 1979 to April 2002 as deputy general manager at Baiyin Foreign Trading Company in Gansu Province. From April 1977 to September 1979, he attended and graduated from the Xi’an Geology College.

Mr. Xueming Xu serves as Director. He was appointed director in April of 2007. The Board considered Mr. Xu’s extensive background in the mining industry, more than twenty years, and his technical and management backgrounds, in determining that Mr. Xu is a qualified and valuable appointment to the Board. He is currently director and President of Inner Mongolia Wulatehou Banner Qianzhen Mining and Processing Co., Ltd and of Inner Mongolia Xiangzhen Mining Co., Ltd. He has served in that capacity since May 2002. Prior to that, from August 1983 to May 1998, Mr. Xu served as technician, vice-superintendent and superintendent at Inner Mongolia’s Tianyaokou Iron Ore Plant and, from June 1998 to July 2002, as deputy general manager of Inner Mongolia Dongshengmiao Mining Co., Ltd. Mr. Xu graduated from Lianyungang College of Chemical Mining and attended an advanced Management Program run by Tsing Hua University.

Mr. Liancheng Li serves as Director and the Chairman of the Compensation Committee. He was appointed director in November of 2010. The Board considered Mr. Li’s extensive experience in senior management and technical research and development, more than twenty years, in determining that Mr. Li is a qualified and valuable appointment to the Board. From 2005 to present, as senior engineer, Mr. Li served as the vice-director of Information Center of Tianjin Chemical Research & Design Institute of China National Offshore Oil Corp. Mr. Li acted as the vice director of China National Inorganic Salts Information Center from 1997 to present. From 1989 to 1994, Mr. Li served as a chemical economic analyst of Tianjin Research Institute of Chemical Industry. Mr. Li holds a bachelors degree in chemical engineering from Zhengzhou Institute of Technology.

Mr. Jian Zhang serves as Director and Chairman of the Nominating & Corporate Governance Committee. Mr. Zhang was appointed to these positions in April of 2007. The Board considered Mr. Zhang’s extensive background in the mining industry, including nonferreous mining, project constructions and management, spanning more than thirty years, as well as his technical and management backgrounds, in determining that Mr. Zhang is a qualified and valuable appointment to the Board. Since August 2005, he has been an external director of China Construction Materials Company Ltd. Prior to that, Mr. Zhang was President of China Nonferrous Mining Construction Group from September 2003 to August 2005. He served as President of China Nonferrous Mining Construction Group from April 2002 to September 2003. Mr. Zhang graduated from the environmental engineering department of Xi’an Mining Architecture College in 1968.

Mr. Konman Wong serves as Director. He was appointed Director in July of 2009. The Board considered his financial background and his previous experience serving on the boards of publicly listed companies in deciding to appoint him to the Board. Since 2004, he has been a Director of Action Precision Ltd., a metal casting manufacturer for the telecommunication industry. He is a member of AICPA and HKICPA. Mr. Wong graduated in December 1988 from the University of Hawaii at Manoa with a bachelor’s degree in Accounting. From September 2004 to the present he has served as independent and non-executive director of Group Sense International Limited (HKSE: 0601) and, from May 2010 to the present, as independent and non-executive director of Polyard Petroleum International Group Limited (HKSE: 8011) both of which companies are Hong Kong listed companies.

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

Mr. Gene Michael Bennett serves as Director and Chairman of the Audit Committee. He was appointed to these positions in November of 2007. He is the CEO of AGBA a NGO that assists Chinese companies to develop business in the West and has been their CEO since March of 2008. Before that, from June 2005 to March 2008, Mr. Bennett was a partner of Nexis Consulting, a firm based in Beijing assisting companies with raising funds and with corporate governance issues. Mr. Bennett also is the director of four Chinese based exchange listed companies (China Agritech Inc. – CAGC.pk; China Pharma Holdings, Inc – CPHI – Amex; China Shen Zhou Mining & Resources, Inc. – SHZ – Amex; and Global Pharm Holding Group – GPHG – OTCBB). He has and also served as the chairman of the audit committee of CPHI since March of 2011. He is in the process of finishing his doctoral thesis on corporate governance in the PRC for his Doctorate at the City University of Hong Kong. Mr. Bennett was raised and educated in the U.S. and holds an MBA in Finance from Michigan State University and was a CPA (inactive) in the state of Colorado. He has taught at the University of Hawaii, California State University at Fullerton, Chaminade University in Honolulu and Chapman University in Orange, California.

The Board evaluated several factors when selecting Mr. Bennett as the Chairman of the Audit Committee as well as its financial expert. First, his working knowledge of US-GAAP was an important factor in the decision. This factor was bolstered by a number of other factors that led to the expertise required to serve as the Chairman of the Audit Committee and the audit committee financial expert. These factors include, but are not limited to the following: (i) obtaining his bachelor degree and his MBA, with a specialization in accounting and finance from Michigan State University, (ii) working for Gerbel and Butzbaugh CPAs as accountant enroute to becoming a CPA, (iii) passing the CPA exam on the first sitting, (iv) becoming a licensed CPA in Colorado, (v) presently working on a doctorate in Corporate Governance from City University of Hong Kong, (vi) interfacing with auditors and CPAs on behalf of clients (vii) his experience garnered from serving on several Boards of Companies as well as his holding various positions as CFO and consultant. His knowledge of both western accounting practices and the Chinese business environment coupled with all of the reasons above made him an ideal candidate to head our Audit Committee and act as its financial expert.

After consideration, the Company believes Mr. Bennett fulfills the requirements of Regulation S-K Item 407(d) with respect to the role of audit committee financial expert. The company feels that the Company’s business and structure does not preclude this finding, and the support for such determination is further strengthened when the Company considers the combination of Mr. Bennett’s business and financial expertise with the mining expertise of other members of the committee and the board.

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

Audit Committee held 5 meetings in 2010 and the attendance rates for all committee members were 100%.

Compensation Committee. The Compensation Committee is responsible for the administration of all salary, bonus and incentive compensation plans for our officers and key employees. The members of the Compensation Committee are Konman Wong, Jian Zhang and Liancheng Li, with Liancheng Li as the chairman, all of whom are “independent” directors.

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

CHINA SHEN ZHOU MINING & RESOURCES, INC.

Dated: February 20, 2012	/s/ Xiaojing Yu
Xiaojing Yu
Director, Chief Executive Officer, and Chairman of the Board
(Principal Executive Officer)

Dated: February 20, 2012	/s/ Jiayin Zhu
Jiayin Zhu
Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiaojing Yu	Chairman of the Board and Chief Executive Officer	February 20, 2012
Xiaojing Yu	(Principal Executive Officer)

/s/ Jiayin Zhu	Chief Financial Officer	February 20, 2012
Jiayin Zhu	(Principal Accounting and Financial Officer)

/s/ Helin Cui	Director, Chief Operating Officer	February 20, 2012
Helin Cui

/s/ Xueming Xu	Director	February 20, 2012
Xueming Xu

/s/ Jian Zhang	Director	February 20, 2012
Jian Zhang

/s/ Simon Shing Mun Wong	Director	February 20, 2012
Simon Shing Mun Wong

/s/ Liancheng Li	Director	February 20, 2012
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

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in thousands)

						Accumulated
	Common Stock		Additional	PRC		Other		Total
	Number of		Paid-in	Statutory	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Reserves	Deficit	Income	Interest	Equity
Balance at January 1, 2009	22,215	$22	$25,251	$1,672	$(13,356)	$4,020	$22	$17,631

Repayment of convertible debt	-	-	(4,878)	-	-	-	-	(4,878)
Issuance of shares for repurchase the convertible notes	5,000	5	8,145	-	-	-	-	8,150
Net income (loss) for the year ended December 31, 2009	-	-	-	-	3,014	-	(51)	2,963
Foreign currency translation adjustment	-	-	-	-	-	(181)	-	(181)

Balance at December 31, 2009	27,215	27	28,518	1,672	(10,342)	3,839	(29)	23,685
Issuance of shares for employees compensation	760	1	752	-	-	-	-	753
Debt discount	-	-	238	-	-	-	-	238
Net loss for the year ended December 31 , 2010	-	-	-	-	(3,288)	-	(133)	(3,421)
Foreign currency translation adjustment	-	-	-	-	-	518	-	518

Balance at December 31, 2010	27,975	$28	$29,508	$1,672	$(13,630)	$4,357	$(162)	$21,773

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

Mineral exploration costs are expensed as incurred. After a mine is considered to be in development or production stage or considered to have proven or probable reserves further exploration costs are also expensed as incurred.

Extraction rights are stated at the lower of cost and recoverable amount. When extraction rights are obtained from the government according to mining industry practice in the PRC, extraction rights are capitalized as incurred and are amortized using the units-of-production (“UOP”) method over the estimated life of the mineralized body based on estimated recoverable volume through to the end of the period over which the Company has extraction rights.

Once a mine is considered to be in the development or production stage, major development costs are amortized using the UOP method based on the estimated recoverable volume of the mineralized material. The Company determines whether a mine is in development or production stage based upon standard mining industry practices in the PRC. Given that commencing development and production at mining properties prior to establishing proven and probable reserves (to the extent necessary to meet the definition under Industry Guide 7), and often after only establishing inferred resources, is standard business practice in the mining industry in the PRC, the Company believes it is appropriate to account for the Qingshan and the Xiangzhen properties as production-stage operations and to account for the Xingzhen property as a development-stage project.

At the Company’s surface mines, development costs include costs to further delineate the mineralized body and remove overburden to initially expose the mineralized body. At the Company’s underground mines, development costs include the costs of building access ways, shaft sinking and access, lateral development, drift development, ramps and infrastructure development.

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

Unprocessed ore is the inventory that consists of materials extracted from the mines that have not been processed. These inventories are primarily maintained in large mounds of materials stored in the mine field in the form of a “stockpile.” These stockpiles are measured at the reporting date by qualified experts using industry standards. Such standards taking into account the volume, density, and mineral content in such stockpiles. The cost for such stockpiles includes extraction cost from mines, labor, amortization and depreciation, and other overhead costs. Any proven or probable reserves are not included in the Company’s inventory.

Under normal circumstances, ores will be extracted, processed and sold within the same month. When the price of fluorite powder rose significantly in 2010, the Company increased extraction of fluorite ore in order to produce fluorite powder. However, due to certain issues in processing ores the capacity of the processing plant was limited and a large quantity of ores were not processed and sold in the usual timeframe.

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

NOTE 22 - CONCENTRATION OF CUSTOMERS AND SUPPLIERS

Substantially all of the Company’s bank accounts in banks located in the PRC are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S. banks. The Company does not maintain fund in U.S. banks as of December 31, 2010 and 2009.

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

The following summarizes identifiable assets by geographic area:

	December 31,	December 31,
	2010	2009
	(In thousands)	(In thousands)
China	$44,112	$41,260
Unallocated corporate assets	80	19
	$44,192	$41,279

The following summarizes net (loss) income by geographic area:

	Year Ended December 31,
	2010	2009
	(In thousands)	(In thousands)
China	$(3,206)	$(4,905)
Discontinued operation - Kyrgyzstan	-	(2,216)
Unallocated corporate operating income (loss)	(215)	10,084
	$(3,421)	$2,963

NOTE 25 - OTHER INCOME, NET

	Years ended December 31,
	2010	2009
	(In thousands)	(In thousands)
Liabilities exemption (a)	$300	$-
Exchange gain	235	103
Loss on disposal of fixed assets	(17)	(15)
Subsidies	-	23
Penalty and late fee	(23)	(9)
others	58	(4)
	$553	$98

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

