Form 10-K
period 2011-12-31
CHINA SHEN ZHOU MINING & RESOURCES, INC.
filed 2012-03-27
CIK 790024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

Yes ☐ No ☒

The number of shares outstanding of our common stock as of June 30, 2011, was 31,885,973 shares. The aggregate market value of the common stock held by non-affiliates 15,015,963 shares, based on the closing market price $3.47 per share of the common stock as of June 30, 2011 was $52,105,391.61.

As of March 05, 2012 the number of shares of the registrant’s classes of common stock outstanding was 33,425,101.

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

We are the result of a share exchange/reverse takeover among Earth Products & Technologies, Inc., a Nevada corporation (“EPTI”), American Federal Mining Group, Inc., an Illinois company (hereinafter “AFMG”), and the shareholders of AFMG. The effective date of the transaction was September 15, 2006. Pursuant to the transaction, EPTI issued a total of 20,000,000 shares of common voting stock to AFMG Shareholders, in exchange for 100% of AFMG’s common stock. The common stock was issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. This transaction was accounted for as a reverse takeover (recapitalization) with AFMG deemed the acquirer for accounting purposes and EPTI deemed the legal acquirer.

As a result of the share exchange/reverse takeover, AFMG became a wholly-owned subsidiary of EPTI, with EPTI, which previously had no material operations, becoming a holding company for the business of AFMG and its subsidiaries. AFMG is a holding company, incorporated in Illinois, whose principal business is the ownership of entities in the People’s Republic of China (“PRC” or “China”) that are engaged in the acquisition, exploration, extraction and development of mining properties.

The share exchange/reverse takeover resulted in a change in voting control of EPTI. The former shareholders of AFMG held a total of 20,000,000 shares of common stock, or approximately 94% of the outstanding common stock of EPTI, and the original EPTI shareholders held a total of 1,297,700 shares of common stock, or approximately 6% of the outstanding common stock. At the closing, EPTI’s officers and directors resigned, and Xiao-Jing Yu was appointed as President of EPTI. Effective October 20, 2006, EPTI changed its name to China Shen Zhou Mining & Resources, Inc.

AFMG owns all of the registered capital of Inner Mongolia Wulatehouqi Qianzhen Ore Processing Co., Ltd. (“Qianzhen Mining”), a limited liability company organized in the PRC. Qianzhen Mining holds 100% of the registered capital of Inner Mongolia Xiangzhen Mining Group Co., Ltd., a limited liability company organized in the PRC (“Xiangzhen Mining”). The percentage of ownership interest in Xiangzhen Mining held by AFMG and Qianzhen Mining changed from 67% and 33% in 2006 to 68% and 32% in 2007, and 0% and 100% in 2011, respectively. Xiangzhen Mining owns 90% of Xinjiang Buerjin County Xingzhen Mining Co., Ltd. (“Xingzhen Mining”). The remaining 10% of Xingzhen Mining is owned by Xinjiang Tianxiang New Technology Development Co., Ltd. and an individual shareholder with each holding five percent, respectively. Xingzhen Mining owns 55% of Anhui Jingde County Xinyi Fluorite Company Ltd. (“Xinyi Fluorite”). The remaining 45% of Xinyi Fluorite is owned by four individual shareholders.

Prior to September 2009, the Company owned 100% of the registered capital of Tun-Lin Limited Liability Company (“Tun-Lin”), which is a Kyrgyz Republic registered company, which in turn owned 100% of Kichi Chaarat Closed Stock Company. On September 21, 2009, the Company, through Xiangzhen entered into a Share Purchase Agreement with Fortune Pegasus International Limited (“Fortune”), a company organized under the laws of British Virgin Islands, pursuant to which the Company transferred to Fortune all of the equity of Tun Lin.

Prior to April, 2011, the Company owned 60% of Wulatehouqi Qingshan Nonferrous Metal Development Co., Ltd. (“Qingshan Metal”), a limited liability company organized in the PRC. On April 12, 2011, the Company through its subsidiary Qianzhen Mining entered into an equity transfer agreement to sell its 60% equity interest Qingshan Metal to a Chinese citizen Mr. Mao Huang, a related party of the Company.

The table below illustrates the corporate structure of the Company as of December 31, 2011:

China Shen Zhou Mining & Resources, Inc.
100%
American Federal Mining Group, Inc.
100%
Wulatehouqi Qianzhen Ore Processing Co., Ltd
100%
Inner Mongolia Xiangzhen Mining Group Co., Ltd
90%
Xinjiang Buerjin County Xingzhen Mining Co., Ltd
55%
Anhui Jingde County Xinyi Fluorite Company Ltd

Our executive offices are located at, Suite 1211, Zeyang Tower, No. 166 Fushi Road, Shijingshan District, Beijing, China 100043. Our telephone number is 86-010-8890-6927.

Our Industry

Our primary business activity is mining, processing and distributing fluorite ore and processed fluorite powder, copper, zinc, lead, and other mineral concentrates.

Fluorite is mainly used by the steel industry as a melting agent and by the fluorite chemical industry to manufacture hydrofluoric acid, a widely used raw material in the chemical industry. Not only is fluorite an extremely scarce and non-renewable resource, but also it is used in a wide range of applications. Therefore, in January of 2010, China’s State Council issued the notification SCS [2010] No. 1 “On Adoption of Comprehensive Measures on Exploration and Production Control of Refractory Clay and Fluorite”. The notification was issued not only to restrict the excessive exploitation of fluorite mineral resources through the integration of small fluorite mines and shutting down parts of small-scale processing plants and mines with poor resources, but also by encouraging the rational use of resources. In addition, for a certain period of time, no application for the survey and mining of any new fluorite mines is permitted. This policy will play a role in the control of fluorite supply and will stimulate domestic fluorspar prices.

According to the statistics of China Non-metallic Minerals Industry Association, China produced approximately 3.5 million metric tons of fluorite powder and approximately 1.65 million metric tons of fluorite lumps in 2011. In 2011, about 87.14% of the fluorite powder annual output was consumed within China and 12.86% was exported. In recent years, large exports of fluorite and hydrofluoric acid have depleted fluorite resources in China.

According to the publication of China’s Inorganic Fluoride Industry Association, in 2011, approximately 2.8 million metric tons of fluorite powder were consumed by the producers of hydrofluoric acid and aluminum fluoride and approximately 300,000 metric tons were used for other construction materials and nonferrous metal metallurgy. Also, approximately 1.4 million metric tons of fluorite lumps were consumed by the producers of steel in China.

Current Business Operations

Our Business

Through our direct, wholly owned subsidiary, American Federal Mining Group, Inc. (hereinafter “AFMG”), and its subsidiaries – Wulatehouqi Qianzhen Ore Processing Co. Ltd. (“Qianzhen Mining”), Inner Mongolia Xiangzhen Mining Group Co., Ltd., (“Xiangzhen Mining”), Wulatehouqi Qingshan Nonferrous metal Development Co., Ltd. (“Qingshan Metal”), Xinjiang Buerjin County Xingzhen Mining Co., Ltd. (“Xingzhen Mining”) and Anhui Jingde County Xinyi Fluorite Company, Ltd. (“Xinyi Fluorite”), we engage in the business of mining, processing and distributing fluorite ore and processed fluorite powder, copper, zinc, lead, and other mineral concentrates.

We operate mines in the Inner Mongolia Autonomous Region, the Xinjiang Uygur Autonomous Region, and the Anhui Province of the PRC, which are known for their rich reserves of high-grade minerals such as fluorite, copper, lead and zinc. Regional human resources of general labor and specialized professional mining teams are available to us at low cost. We believe that we have good relationships with the local governments since we provide employment opportunities to the local residents and tax revenues to the government. Also, after years of experience working and developing relationships in the mineral markets, we have formed strategic cooperative alliances with several large-scale domestic steel and chemical enterprises.

On January 16, 2012, the Company through its subsidiary Xiangzhen Mining, entered into an equity transfer and capital increase agreement to acquire 60% of the equity interests of Wuchuan Dongsheng Mining Co., Ltd. (“Dongsheng Mining”), a company based in Wuchuan Yilao and Miao Autonomous County, Zunyi City, in the province of Guizhou, People’s Republic of China. On February 7, 2012, the Company through its subsidiary Xiangzhen Mining purchased a 60% equity interest in Guizhou Qianshi Resources Development Co., Ltd.(“Qianshi Resources”) and Yanhe Tujiazu Autonomous County Meilan Mining Co., Ltd.(“Meilan Mining”), two companies based in Yanhe Tujiazu Autonomous County, Tongren City, Guizhou Province, PRC. Dongsheng Mining, Qianshi Resources, and Meilan Mining are engaged in the extraction and processing of fluorite ore and barite ore.

Our principal executive offices are located at Suite 1211, Zeyang Tower, No. 166 Fushi Road, Shijingshan District, Beijing, China 100043, and our telephone number at that location is 86-010-8890-6927.

The following table summarizes the business activities of AFMG’s subsidiaries

Subsidiaries	Current Business Activities
Qianzhen Mining*	Engaged mainly in the processing of zinc-lead ore
Xiangzhen Mining	Engaged in the extraction and processing of fluorite ore
Xingzhen Mining	Engaged mainly in exploration and development of zinc-copper mine
Xinyi Fluorite	Engaged in the processing of fluorite powder
Dongsheng Mining**	Engaged in the extraction and processing of fluorite ore and barite ore
Qianshi Resources***	Engaged in the extraction and processing of fluorite ore and barite ore
Meilan Mining***	Engaged in the extraction of fluorite ore and barite ore

*Qianzhen Mining had no operations in 2011.

**Dongsheng Mining was acquired on January 16, 2012.

** Qianshi Resources and Meilan Mining were acquired on February 7, 2012.

Description of Products

Fluorite

We extract and process fluorite ore or fluorspar in northern Inner Mongolia and Anhui Province. Xiangzhen Mining, a member of the China Fluorite Association, has the largest fluorite ore reserves in northern China. There are two final products from the extraction and processing of fluorite: (i) high grade fluorite ore with a purity of above 75% CaF2 and (ii) fluorite powder with a purity of greater than 96% CaF2. The high grade fluorite ore, selected directly from the mined ores, is sold to steel making companies to be used as a melting agent in steel making. Fluorite powder, on the other hand, is a key upstream material for use by the fluorine chemical industry in the manufacture of fluorine compounds. Xinyi Fluorite’s primary assets include the mining permit to the Qingzheng Fluorite Xinyi Mine No. 1, the mining permit for the Guangrong Fluorite Mine, and a flotation plant in Sanxi Old Town.

In 2011, Xiangzhen Mining extracted approximately 190,000 metric tons of fluorite ore, produced 41,000 metric tons of fluorite lumps and sold 49,000 metric tons of fluorite lumps with total sales of approximately US$ 6.38 million, accounting for approximately 25% of the revenues of our fluorite business. Xiangzhen Mining also produced 56,000 metric tons of fluorite powder and sold 49,000 metric tons of fluorite powder for approximately US$ 16.03 million, which accounted for approximately 63% of the revenues of our fluorite business.

In 2011, Xinyi Fluorite extracted approximately 14,000 metric tons of fluorite ore, produced 9,000 metric tons of fluorite powder and sold 9,000 metric tons of fluorite powder for approximately US$3.16 million, which accounted for approximately 12% of the revenues of our fluorite business.

On January 16, 2012, the Company through its subsidiary Xiangzhen Mining, entered into an equity transfer and capital increase agreement to acquire 60% of the equity interests of Wuchuan Dongsheng Mining Co., Ltd.(“Dongsheng Mining”), a company based in Wuchuan Yilao and Miao Autonomous County, Zunyi City, in the province of Guizhou, PRC. On February 7, 2012, the Company through its subsidiary Xiangzhen Mining purchased a 60% equity interest in Guizhou Qianshi Resources Development Co., Ltd.(“Qianshi Resources”) and Yanhe Tujiazu Autonomous County Meilan Mining Co., Ltd.(“Meilan Mining”), two companies based in Yanhe Tujiazu Autonomous County, Tongren City, Guizhou Province, PRC. Dongsheng Mining, Qianshi Resources, and Meilan Mining were engaged in the extraction and processing of fluorite ore and barite ore.

Nonferrous

We extract and process zinc, copper and lead ores in the central part of Inner Mongolia and the northeastern part of the Xinjiang Uygur Autonomous Region. Our final products are zinc concentrate, copper concentrate and lead concentrate, which are sold to metallurgical companies that in turn refine them into zinc, copper and lead ingots.

In 2011, Xingzhen produced zinc concentrates and copper concentrates equivalent to 2,639 metric tons of zinc metal and 214 metric tons of copper metal as compared to 3,129 and 155 metric tons in 2010, respectively, and sold zinc concentrates and copper concentrates equivalent to 2,761 metric tons of zinc metal and 254 metric tons of copper metal, as compared to 2,538 and 115 metal tons in 2010, respectively, accounting for approximately 63% and 37%, respectively, of the total revenues of our nonferrous business of approximately $4.98 million as compared to 79%, 21% and $3.60 million in 2010, respectively.

Due to a lack of ore supply and the low market prices of copper, zinc and sulfur, no activity was planned at Qianzhen Mining in 2011, and we did not produce any products at Qianzhen Mining in 2011.

Exploration Activities

Keyinbulake Copper-Zinc Mine

In year 2011, Xingzhen Mining continued exploration as planned. The main focuses were: ground drilling, surveying, geophysical prospecting, geological surveying, documentation, rock-mineral experimenting, etc. Some of these projects are summarized below:

Ground drilling: drilled 23 holes, and a total of 8,335.29 meters.

Surveying: tunnel survey was 2,000 meters, 1:1000 survey was 1.485 square kilometers.

Geophysical prospecting: powerful induced polarization sounding (VIP method) a hundred points, advanced magnetic survey (network 50X20 meters) was 3.92 square kilometers.

Documentation: tunnel 138.54 meters, trenching 1,629.91 square meters, drilling 8,335.29 meters.

Rock-mineral experimenting: 687 items, rock-mineral determined 37 items.

In 2012, we plan to channel 1,000 cubic meters, drill 2,500 meters underground, and ground drill 1,000 meters.

Qingzheng Fluorite Xinyi Mine No. 1

In 2011, we renovated our mines and increased capacity to 60,000 metric tons per year. We expanded our work focusing on two areas: underground mining projects and geophysical exploration.

Underground mining project: The underground mining project was started in 2011, and we plan on finishing the project in June 2012. The main focuses are 216, 256 middle section reclamation works and development, venting system rehabilitation and implement of the six security systems and production safety standards required by the State Council. We have already successfully implemented the six security systems required by State Council and passed inspection of safety standard V required by local government. Also, we have developed a drift tunnel of 1,500 meters; completed ground drilling of 300 meters, and underground drilling of 250 meters.

In order to further explore our underground potential, in 2012, we plan to drill 6 holes and a drift tunnel of 2,000 meters.

Xinglong Town Guangrong Fluorite Mine

No exploration work occurred in 2011.

Due to the requirements of getting mining license, we need to drill and control below +60 meters elevation minerals. In 2012, we plan to drill 3 holes, and develop a drift tunnel of 1000 meters.

Sales and Marketing

We do not employ any marketing staff. We have maintained long-term and good relationships with our customers, who send their orders directly to us. Our in-house sales staff fills these orders based on our actual production capacity and the products are delivered to our customers via railway or truck. We expect these relationships with our customers to continue.

Major Suppliers

As a mining processor, we have various suppliers. We extract and process zinc, copper and fluorite ores from our mines and purchase fuel as well as small amounts of raw materials.

Our Major Customers

In 2011, our revenues from our fluorite business and nonferrous metals business were $25.57 million and $4.98 million, respectively.

The following table shows our major customers (10% or more) for our nonferrous business for the year ended 2011:

Number	Customer	Revenue* (In thousands)	Percentage (%)
1	Ruipeng Mining Ltd	$4,981	100%
TOTAL		$4,981	100%

*	The total revenue from our nonferrous segment was $4.98 million

The following table shows our major customers (10% or more) for our fluorite business for the year ended 2011:

Number	Customer	Revenue* (In thousands)	Percentage (%)
1	Ningxia Jinhe Chemical Co., Ltd	$9,117	36%
2	Henan Zhongse Ltd	4,585	18%
3	Shandong Bofenglizhong Chemical, Ltd.	2,771	11%
TOTAL		$16,473	65%

*	Total revenue from our fluorite segment was $25.57 million.

As disclosed above, our three largest customers for the fiscal year ended December 31, 2011 were Ruipeng Mining Ltd. for nonferrous metals and Ningxia Jinhe Chemical Co., Ltd and Henan Zhongse Ltd for fluorite. Currently, the contracts we have signed with our major customers are short term sales contracts with none having a duration longer than one year. They are one off agreements that do not necessarily establish a long-term relationship between the Company and the customer and generally can be terminated by our customers without penalty. Our other sales contracts have essentially the same terms as these agreements. Our major customers tend to vary from year to year based upon market conditions and customer needs.

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

Our competitors are mainly similar companies in China.

Our main competitors in the fluorite business are:

•	Zhejiang Wuyi Shenlong Mining Co., Ltd., which produced 65,000 metric tons of fluorite lumps and 40,000 metric tons of fluorite powder in 2011;

•	Inner Mongolia Linxi County Jingyuan Mining Co., Ltd., which produced 30,000 metric tons of fluorite lumps and 20,000 metric tons of fluorite powder in 2011;

Inner Mongolia XiLinHaoTe Sinosteel Co.,which produced 40,000 metric tons of fluorite lumps in 2011; and

•	Inner Mongolia RongChang Mining Co., Ltd., which produced 35,000 metric tons of fluorite lumps and 10,000 metric tons of fluorite powder in 2011.

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

Competitor	Capacity
Huogeqi Mining	1,700,000 metric tons of extracting and ore processing capacity
Dongshengmiao Mining	820,000 metric tons of extracting and ore processing capacity
Wancheng Trading	760,000 metric tons of extracting and ore processing capacity

Our Competitive Strengths

We believe that our following competitive strengths enable us to compete and to capitalize on the growth opportunities in our industry:

•	All of our current businesses are conducted through our China-based subsidiaries. We operate mines in the Inner Mongolia Autonomous Region and the Xinjiang Uygur Autonomous Region, which are known for their rich mineral deposits of fluorite, copper, lead and zinc.

•	We own one of the best fluorite mines in China, which produces high purity fluorite ore, and possesses good extracting conditions as well as the largest processing plant in northern China.

•	We have an experienced management team. Most of our executive officers have more than 20 years of experience in the mining industry.

•	We maintain good relationships with local government agencies. Also, regional labor and specialized professional mining teams are available to us at a low cost.

•	Many of our subsidiaries are located in the western part of China and therefore benefit from many preferential tax and regulatory policies.

Business Strategies

We plan to implement the following strategies:

•	Resumption of Production to Meet Demand

■	Fluorite

In 2011, Xiangzhen Mining extracted approximately 190,000 metric tons of fluorite ore, produced 41,000 metric tons of fluorite lumps and sold 49,000 metric tons of fluorite lumps with total sales of approximately US$ 6.38 million, accounting for approximately 25% of the revenues of our fluorite business. Xiangzhen Mining also produced 56,000 metric tons of fluorite powder and sold 49,000 metric tons of fluorite powder for approximately US$ 16.03 million, which accounted for approximately 63% of the revenues of our fluorite business.

In 2011, Xinyi Fluorite extracted approximately 14,000 metric tons of fluorite ore, produced 9,000 metric tons of fluorite powder and sold 9,000 metric tons of fluorite powder for approximately US$3.16 million, which accounted for approximately 12% of the revenues of our fluorite business.

On January 16, 2012, the Company through its subsidiary Xiangzhen Mining, entered into an equity transfer and capital increase agreement to acquire 60% of the equity interests of Wuchuan Dongsheng Mining Co., Ltd.(“Dongsheng Mining”), a company based in Wuchuan Yilao and Miao Autonomous County, Zunyi City, in the province of Guizhou, People’s Republic of China. On February 7, 2012, the Company through its subsidiary Xiangzhen Mining purchased a 60% equity interest in Guizhou Qianshi Resources Development Co., Ltd.(“Qianshi Resources”) and Yanhe Tujiazu Autonomous County Meilan Mining Co., Ltd.(“Meilan Mining”), two companies based in Yanhe Tujiazu Autonomous County, Tongren City, Guizhou Province, PRC. Dongsheng Mining, Qianshi Resources, and Meilan Mining are engaged in the extraction and processing of fluorite ore and barite ore.

■	Zinc and Copper

In 2011, Xingzhen produced zinc concentrates and copper concentrates equivalent to 2,639 metric tons of zinc metal and 214 metric tons of copper metal as compared to 3,129 and 155 metric tons in 2010, respectively, and sold zinc concentrates and copper concentrates equivalent to 2,761 metric tons of zinc metal and 254 metric tons of copper metal, as compared to 2,538 and 115 metal tons in 2010, respectively, accounting for approximately 63% and 37%, respectively, of the total revenues of our nonferrous business of approximately $4.98 million as compared to 79%, 21% and $3.60 million in 2010, respectively.

Due to a lack of ore supply and the low market prices of copper, zinc and sulfur, no activity was planned at Qianzhen Mining in 2011 and we did not produce any products at Qianzhen Mining in 2011.

•	Acquire Synergistic Mining Entities

•	To increase our reserve base and ensure supply to our processing facilities, we plan to acquire domestic and foreign large-scale mines when the right opportunities arise. We also expect to acquire additional nonferrous metal mines and fluorite mines domestically that have high-quality extracting and operating conditions and possess all necessary governmental licenses.

•	On January 16, 2012, the Company through its subsidiary Xiangzhen Mining, entered into an equity transfer and capital increase agreement to acquire 60% of the equity interests of Wuchuan Dongsheng Mining Co., Ltd.(“Dongsheng Mining”), a company based in Wuchuan Yilao and Miao Autonomous County, Zunyi City, in the province of Guizhou, People’s Republic of China. On February 7, 2012, the Company through its subsidiary Xiangzhen Mining purchased a 60% equity interest in Guizhou Qianshi Resources Development Co., Ltd.(“Qianshi Resources”) and Yanhe Tujiazu Autonomous County Meilan Mining Co., Ltd.(“Meilan Mining”), two companies based in Yanhe Tujiazu Autonomous County, Tongren City, Guizhou Province, PRC. Dongsheng Mining, Qianshi Resources, and Meilan Mining were engaged in the extraction and processing of fluorite ore and barite ore.

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

Our operating subsidiaries in China have received authorization from the land and resources departments of the applicable local governments. Also, pursuant to Chinese regulations that require a mining enterprise procure an exploration or a mining license from the land and resource department of local governments before it can carry out exploration or mining activities, we have secured the necessary exploration or mining licenses for our operations from the applicable local governments. These licenses require that we follow proper procedures in our exploring or mining activities and in selling our products to customers. Most of our mining companies possess exploration or mining licenses while some are applying for mining licenses in addition to exploration licenses.

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

On September 29, 2011, Ministry of Industry and Information Technology of China announced “the provisional measures of fireclay (high-alumina clay) fluorite industry admittance notice”, which explicitly states enterprises that did not meet the requirements of the notice, would not be able to get production quota distribution priority. The Company is a leader in fluorite industry and its subsidiaries all meet the requirements of this notice and have the correspondence advantages of distribution and integration.

Employees

As of December 31, 2011, we employed 317 full-time employees, of whom approximately 8% are with our Beijing Representative Office, 2% are with Qianzhen Mining, 49% are with Xiangzhen Mining, 9% are with Xinyi Fluorite, and 32% are with Xingzhen Mining. Approximately 19% of our employees are management personnel and 4% are sales and procurement staff. In terms of education level, approximately 18% of our employees have a college degree or higher.

Under Chinese law, our employees have formed trade unions that protect employees’ rights, aim to assist in the fulfillment of our economic objectives, encourage employee participation in management decisions and assist in mediating disputes between us and union members. We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

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

Our employees in China participate in a state pension fund organized by Chinese municipal and provincial governments. We are required to contribute to the fund at the rate of 20% of an employee’s average monthly salary. In addition, we are required by Chinese law to cover employees in China with other types of social insurance. Our total contribution may amount to 30% of an employee’s average monthly salary. Expenses related to social insurance were approximately $90,000 for the 2011 fiscal year.

ITEM 1A. RISK FACTORS

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

All of our revenue from our nonferrous segment in 2011 was derived from one customer. In 2011, our fluorite segment had three customers from which 65% of all revenue was derived. Dependence on a few customers could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products. If we lose any customers and are unable to replace them with other customers that purchase a similar number of our products and services, our revenues and net income would decline considerably.

We may not have sufficient supply of nonferrous ore.

Qianzhen Mining, one of our subsidiaries, has a 200,000 metric tons/year processing capacity for zinc-lead ore. However, it does not process any ore due to lack of ore supplied from the third parties. Its contracts with third party ore suppliers expired in June 2008. It currently does not have a third party supplier and may require third party suppliers in the future. If we are not able to obtain a sufficient quantity or quality of ore for Qianzhen Mining, our revenues may be reduced and our business could suffer.

Inclement weather may affect our fluorite business.

Our fluorite business is conducted through Xiangzhen Mining  and Xinyi Fluorite. Xiangzhen Mining is located in an outlying area on the border between China’s Inner Mongolia Autonomous Region and Mongolia. The weather conditions there are very harsh, especially in winter. If there are strong snow storms or other inclement weather conditions, the mining operations may have to be suspended for an indefinite period of time and we may not be able to ship our fluorite products to our customers in a timely manner. As a result, our revenues may be adversely affected.  Xinyi Fluorite is located in the trunk of the of Yangzi River. If there is seasonal flooding or other inclement weather conditions, we may not be able produce functionally.

Our acquisition and administrative costs could affect our ability to be profitable.

Our exploration and mining operations are scattered across several geographical locations in China and such diversity of location can add to our administrative costs, and we plan to make acquisition of mines in the future and the costs associated with such acquisitions could negatively impact our profitability. Also, our administrative costs may increase as a result of our expanded operations and our profitability may be adversely affected.

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

We may seek to expand our business through the acquisition of businesses and assets. We may not be able to complete any acquisition on favorable terms or at all. Acquisitions present risks that could materially and adversely affect our business and financial performance, including:

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

The impact of governmental environmental regulation could adversely affect our business.

Recently, Chinese laws and policies regarding environmental protection have moved towards stricter compliance standards and stronger enforcement. Because the requirements imposed by these laws and regulations frequently change, we cannot assure you that laws and regulations enacted in the future, including changes to existing laws and regulations, will not adversely affect our business. In addition, because we acquire interests in properties that have been operated in the past by others, we may be liable for environmental damage caused by former operators.

Also, applicants for mining licenses must submit environmental impact assessments for their projects, and if those projects fail to meet environmental protection standards they will not be granted licenses. In addition, after exploration, a licensee must take further actions for environmental protection, such as performing water and soil maintenance. After mining licenses expire or a licensee stops mining during the license period and the mineral resources have not been fully developed, the licensee shall perform other obligations such as water and soil maintenance, land recovery and environmental protection in compliance with the original development scheme, otherwise it must pay the costs of land recovery and environmental protection. After a mine closure, the mining enterprise must perform water and soil maintenance, land recovery and environmental protection duties in compliance with mine closure approval reports, otherwise it must pay certain costs, which include the costs of land recovery and environmental protection. At any stage of this process we cannot guarantee that we will not be found to have failed to comply with such standards or that such standards will not be changed by the applicable authorities resulting in our non-compliance and we may face revocation of our licenses, fines and/or closure as a result.

An interruption of energy supply could adversely affect our mining operations.

Our mining operations and development projects require significant energy, principally electricity, diesel, coal and natural gas. A disruption in the transmission of energy, inadequate energy transmission infrastructure, or the termination of any of our energy supply contracts could interrupt our energy supply and adversely affect our operations.

Disruption of transportation services or increased transportation costs could have a material adverse effect on our business, financial condition and results of operations.

Disruption of transportation services for any reason could have a material adverse effect on our business, financial condition and results of operations. If transportation for our products becomes unavailable or even delayed, our ability to market our products could suffer and could negatively impact our financial results. Additionally, increases in our transportation costs relative to those of its competitors could make our operations less competitive and could affect our profitability.

Our fluorite business may get less production quota than regular capacity.

Production restriction is in effect since year 2010, the purpose is to protect fluorite resource, prevent the over extraction, illegal extraction, abandoned low grade mines and extract only rich mines, etc. Due to total production decreasing, down stream demand is increasing, price of fluorite is increased significantly. In the future, company or its subsidiaries might not be able get enough production quotas to be producing in full capacity.

We may not be able to pass security systems and production safety standards

The Company or its subsidiaries may not all passed the security systems and production safety standards required by the State Council, included special monitoring and controls, an underground personnel positioning system, an emergency refuge system, an emergency compressed air supply system, an emergency water supply system, and underground communications. Therefore, we may be unable to produce functionally.

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

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. The economic reforms in China have been conducted under a tight control of the Chinese government. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

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

Our PRC subsidiaries are obligated to withhold and pay PRC individual income tax in respect of the salaries and certain other income received by their employees who are subject to PRC individual income tax. If our PRC subsidiaries fail to withhold or pay such individual income tax in accordance with applicable PRC regulations, they may be subject to certain sanctions and other penalties, which could have a material adverse impact on their respective businesses.

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

The Chinese merger and acquisition rules may impact our ability to make acquisitions of Chinese businesses and may subject us to penalties.

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

Also, if the CSRC or another PRC regulatory agency subsequently determines that its approval was required for our previous M&A transactions or our overseas listing and/or any future offerings, we may face sanctions by the CSRC or another PRC regulatory agency. If this occurs, these regulatory agencies may impose fines and other penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the injection of proceeds from an offering into our PRC subsidiaries, restrict or prohibit payment or remittance of dividends by our PRC subsidiaries to us or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock.

The Enterprise Income Tax Law and its implementing rules may adversely affect our business

On March 16, 2007, China’s parliament, the National People’s Congress, adopted the Enterprise Income Tax Law, which took effect on January 1, 2008. The new income tax law sets a unified income tax rate for domestic and foreign companies at 25% and abolishes the favorable tax policies for foreign invested enterprises. After this law took effect, newly established foreign invested enterprises will no longer enjoy certain favorable tax treatments. Our subsidiaries were benefiting from the preferred tax rates for foreign invested companies and are subject to the new tax rate of 25%, thus, our net income margin and results of operations could be negatively affected. Further changes to the tax regime could also negatively impact our financial results.

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

We currently have approximately 644 shareholders of record. The trading volume of our stock has been low. A viable public trading market may not develop for our shares or may take a period of time to develop. Such a market, if it does develop, could be subject to extreme price and volume fluctuations. In the absence of an active trading market:

●	shareholders may have difficulty buying and selling or obtaining market quotations;

●	market visibility for our common stock may be limited; and

●	a lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

Our stock price may be volatile, which may result in losses to our stockholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the NYSE Amex LLC, the stock market on which shares of our common stock is listed, have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including the following, some of which are beyond our control:

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

To the extent the price of our common stock is below $5.00 per share, we have net tangible assets of $2,000,000 or less, or if we fall below certain other thresholds, our common shares will be subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell our common shares and limit the liquidity of our securities.

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

Our officers, directors and principal stockholders (greater than 5% stockholders) together currently own an aggregate of approximately 50.6% of our outstanding common stock on a fully diluted basis. Consequently, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change of control of us and might affect the market price of our common stock, even when a change of control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

Fluctuation in the value of the RMB may have a material adverse effect on your investment.

The change in value of the RMB against the U.S. Dollar, the Euro and other currencies is affected by changes in China’s political and economic conditions, among other things. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. Dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in over 21% appreciation of RMB against the U.S. Dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. Dollar. As a portion of our costs and expenses are denominated in RMB, the revaluation in July 2005 and potential future revaluation has and could further increase our costs. In addition, as we rely entirely on dividends paid to us by our operating subsidiaries, any significant revaluation of the RMB may have a material adverse effect on our revenues and financial condition. For example, to the extent that we need to convert U.S. Dollars into RMB for our operations, appreciation of the RMB against the U.S. Dollar would have an adverse effect on the RMB amount we receive from the conversion. Conversely, if we decide to convert our RMB into U.S. Dollars for the purpose of making payments for dividends on our ordinary shares or for other business purposes, appreciation of the U.S. Dollar against the RMB would have a negative effect on the U.S. Dollar amount available to us.

If the Company were to be delisted from NYSE Amex LLC, it could negatively impact our liquidity and our stockholders’ ability to sell their shares.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 (“Rule 144”), promulgated under the Securities Act of 1933 (the “Securities Act”), subject to certain limitations. Under Rule 144, a person who has beneficially owned restricted shares of our common stock or warrants for at least six months would be entitled to sell their securities provided that (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding, a sale and (ii) we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale.

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

Provisions in our charter documents could prevent or delay a change in control, which could delay or prevent a takeover.

Our articles of incorporation authorize the issuance of “blank check” preferred stock with such designations, rights, and preferences, as may be determined by our Board of Directors. Accordingly, the Board of Directors may, without shareholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting power or other rights of the holders of our common stock. Preferred stock could also be issued to discourage, delay, or prevent a change in our control.

Our investors may lose their entire investment in our securities.

An investment in our securities is highly speculative and may result in the loss of the entire investment. Only potential investors who are experienced investors in high risk investments and who can afford to lose their entire investment should consider an investment in our securities.

ITEM 1B. UNRESOLVED STAFF COMMENT

None.

ITEM 2.  PROPERTIES

General

As of December 31, 2011, the Company owns three properties in production; one in the Inner Mongolia Autonomous Region, in the People’s Republic of China (“PRC”), one in the Xinjiang Uygur Autonomous Region and one in Anhui Province, in the PRC. The Company also owns one property in the process of applying for a new mining license in Anhui Province in the PRC.

The three properties in production are:

•	Sumochaganaobao Fluorite Mine in Siziwangqi of Inner Mongolia Autonomous Region in the PRC (Xiangzhen Mining)

•	Keyinbulake Cu-Zn Multi-metal Mine located in Buerjin County, Aletai, Xinjiang Uygur Autonomous Region in the PRC (Xingzhen Mining)

•	Mining license for Qingzheng Fluorite Xinyi Mine No.1 in Jingde County, Anhui Province, PRC (Xinyi Fluorite)

The one property in the process of applying for a new mining license is:

•	Mining license for Xinglong Town Guangrong Fluorite Mine in Jingde County, Anhui Province, PRC (Xinyi Fluorite)

No	Name of property	Type	Ownership	Status	Location/Country	With Known Reserves under Industry Guide 7
1	Sumochaganaobao Fluorite Mine	Non-metal Fluorite	100%	Production	Inner Mongolia, PRC	Yes
2	Keyinbulake Multi-metal Mine	Copper and zinc	90%	Production	Xinjiang Uygur Autonomous Region , PRC	No
3	Qingzheng Fluorite Xinyi Mine No.1	Non-metal Fluorite	55%	Production	Jingde County, Anhui Province,, PRC	No
4	Xinglong Town Guangrong Fluorite Mine	Non-metal Fluorite	55%	Renewing	Jingde County, Anhui Province,, PRC	No

Figure 2-1: China Shen Zhou’s Properties in China

The Company holds 4 mining licenses as of December 31, 2011. The licenses are:

•	Mining license for Sumochaganaobao Fluorite Mine, Siziwangqi, Inner Mongolia, PRC

•	Mining license for Keyinbulake Cu-Zn Mine in Buerjin County, Xinjiang Uygur Autonomous Region, PRC

•	Mining license for Qingzheng Fluorite Xinyi Mine No.1 in Jingde County, Anhui Province, PRC

~~•~~	Mining license for Xinglong Town Guangrong Fluorite Mine in Jingde County, Anhui Province, PRC

Table 2-1 below presents detailed information about these licenses.

Table 2-1: 4 Mining Licenses Held by the Company

Property	Sumochaganaobao fluorite deposit (between prospecting line 21-04)	Keyinbulake Cu-Zn Multi-metal Mine	Qingzheng Fluorite Xinyi Mine No. 1	Xinglong Town* Guangrong Fluorite Mine

License Number	C1500002011056120112309	6500000712980	C3418252009036120010379	C3418002009046120011698
Owner	Inner Mongolia Xiangzhen Mining Group Ltd.	Buerjin County Xingzhen Mining.	Jingde County Xinyi Fluortie Company Ltd	Jingde County Xinyi Fluortie Company Ltd
Validated period	January 2012 to January 2015	August 2007 to August 2013	April 2011 to April 2014	April 2009 to April 2011
Area	0.909 km2	1.955 km2	0.151 km2	0.0695 km2
Mining mode	Underground mining	Underground mining	Underground mining	Underground mining
Mining scale	150,000 metric tons/annum	21,000 metric tons/ annum	30,000 metric tons/ annum	20,000 metric tons/ annum
Mineral types	Fluorite	Copper and zinc	Fluorite	Fluorite
Mining Level	1075m-497m	1420m-1516m	100m-502m	305m-0m

* The Company has applied to renew its mining license of Xinglong Town Guangrong Fluorite Mine in Jingde County in Anhui Province in the PRC.

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

Figure 2-2: Sumochaganaobao Fluorite Mine

Mining Licenses

Inner Mongolia Xiangzhen Mining Group Co Ltd. (Xiangzhen Mining) holds the mining licenses to the area between prospecting line 21 and 04 of the Sumochaganaobao Fluorite Deposit. The mining license Number is C1500002011056120112309, issued by the Bureau of Land and Resources on January 16, 2012, Wulanchabu City, Inner Mongolia and expires in January 16, 2015.

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

Since 2002, the underground mining has been conducted by Xiangzhen Mining. Initially, the mining capacity was 80,000 metric tons per year with a concentrator (about 45km southeast of the mine) with an annual processing capacity of 60,000 metric tons. In April 2006, the Company started an expansion. The new designed mining capacity is 300,000 metric tons per year and the designed treatment capacity is 200,000 metric tons per year carried out by a concentrator located near the fluorite mine. At the end of 2007, the expansion was completed and commissioning started. As of 2011, the Company has invested approximately $5.91 million in the underground expansion and approximately $9.52 million in the new concentrator.

Water and Power Supply

Before October 2007, the mining area did not possess a connection to the state power network, and power was supplied by diesel generators. Since October 2007, power has been supplied to the mine by the state power network.

Water for production is supplied by two wells that are located approximately five kilometer away from the mine. Water for living is supplied by water source that are located approximately one kilometer away from the mine. In 2010, the Company added a water treatment system to the facility in order to improve the water quality and reuse the waste water.

Current Mining Operation

Inclined shaft development has been assumed. As a result, currently there is one main inclined shaft, one auxiliary inclined shaft and inclined shaft No. 2.

Hoisting and transportation: Underground transportation is carried out by electric locomotives. After loading by rock loaders, ore is transported by the electric locomotive to a shaft station and then lifted to ground level by the hoister and unloaded onto a storage platform where high grade lumps (CaF2>75%) are directly sold to consumers (i.e., steel plant) after manual classification and the remainder is sent to concentrator for further processing.

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

Reserves

In 2010, we commissioned SRK Consulting China Ltd. to carry out overall reserves update and to complete an underground mine design and reserve estimate pertaining to the authorized Siziwangqi Sumochaganaobao fluorite deposit (“Aobao fluorite deposit” or the “Mine”) in Wulanchabu, Inner Mongolian Autonomous Region, as per the requirements of AMEX regarding reserve estimation. The estimation report was successfully finished and issued in March 2011. The SRK team reviewed previous explorations completed by Chinese Minerals and Geology Exploration Brigades, and conducted data verification, and was able to confirm the prior results. On the basis of their findings, SRK built a database for estimating the reserves. With respect to the production of minerals, SRK estimated the reserves in compliance with the standards of the Joint Ore Reserve Committee Code (“JORC Code”).

SRK has examined (via duplicate sample collecting and re-analysis) the prior work, which was conducted by Chinese Geological Exploration Brigades, and SRK is satisfied with the quality of previous work. On the basis of their results, SRK established a database for reserves estimate, and according to the operation status of the mine, SRK estimated the reserve of the mine in compliance with JORC Code. The following technical parameters are used to create the zones of mineralization on cross sections:

•	Cut-off grade: low grade ore: (CaF2) ≥20%, high grade ore: (CaF2) ≥65%;
•	Minimum mineable thickness: low grade ore 1.0m and high grade ore 0.7m; and
•	Maximum dilution thickness: low grade ore 2m, high grade ore 0.7m.

The Company's sales records provided to SRK indicated that the fluorite powder selling prices in 2008 to 2010 were RMB 1,164, RMB 770 and RMB 1,300 per tonne, respectively. The current spot market fluorite powder price is over RMB 2,000 per tonne.

Base on the above data, SRK is according to real production situation, designed mines production, revalued reserves of mines. As of December 31st 2010, according to JORC code, total reserves of mines are 1,523 thousand tons (kt), the average grade is 53.6%, Proved reserve is 818 kt, average grade is 60.43%; Probable reserve is 705 kt, the average grade is 45.78%.

See Below:

	Block	Proven		Probable		Total Proven and Probable
Level	Amount	Tonnage (kt)	CaF2 (%)	Tonnage (kt)	CaF2 (%)	Tonnage (kt)	CaF2 (%)
850 m	4	153	60.26	2	30.94	155	59.9
820 m	7	355	61.56	1	69.07	356	61.6
790 m	8	310	59.23			310	59.2
760 m	10			283	47.22	283	47.2
730 m	8			273	46.39	273	46.4
700 m	9			146	41.91	146	41.9
Total	46	818	60.43	705	45.78	1,523	53.6

SRK understands that the reserves above level 880m had been mined out and half of the reserves at level 850m had been extracted. The mined out area is delineated based on measured plans and plans of design at and above level 850m, and depleted reserves are accordingly estimated.

In 2011, we extracted a total amount of 190,000 metric tons of fluorite ore (130,000 metric tons from underground and 60,000 from open mining), which consumed 156,000 metric tons of the reserves below level 850m. As of December 31, 2011, the retained reserves of mine are 1,376 kt, including 738 kt of the proved reserve with the average grade 60.45% and 629 kt of the probable reserve with the average grade is 30.94%.

SRK Consulting

SRK Consulting is an independent, international consulting company providing focused advice and problem solving. SRK is one of the world’s first one-stop consultancies offering specialist services to mining and exploration companies for the entire life cycle of a mining project, from exploration through to mine closure. Among SRK’s clients are most of the world’s major and medium-sized metal and industrial mineral mining houses, exploration companies, banks, petroleum exploration companies, agribusiness companies, construction firms and government departments.

Formed in Johannesburg (South Africa) in 1974, SRK now employs more than 1000 professionals internationally in over 40 offices on 6 continents. A broad range of internationally recognised associate consultants complements the core staff.

The SRK Group’s independence is ensured by the fact that it holds no equity in any project and that its ownership rests solely with its staff. This permits the SRK Group to provide its clients with conflict-free and objective recommendations on crucial judgment issues.

SRK employs leading specialists in each field of science and engineering. Its seamless integration of services and global base has made the company an international leader in due diligence, feasibility studies and confidential internal review.

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

Products and Output:

The mine produces fluorite ore which is classified into two commodities, one being high grade fluorite lumps and the second being fluorite powders processed in concentrator. The following table lists the products and output and the average prices in past three years:

Table 2-3: The Output and Price of Products of 2009-2011, Xiangzhen Mining

Year	Product	Output (t)	Average Price per Year(USD$/t)
2009	Fluorite lumps	27,663.10	91.65
	Fluorite concentrate	15,261.40	112.86
2010	Fluorite lumps	36,133.95	99.00
	Fluorite concentrate	24,327.57	163.78
2011	Fluorite lumps	40,945.06	129.63
	Fluorite concentrate	56,488.43	329.41

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

Qingzheng Fluorite Xinyi Mine No.1 (Xinyi Fluorite)

Xinyi Fluorite owns 100% of the Qingzheng Fluorite Xinyi Mine No.1. On January 13 2011, the Company, through its subsidiary Xingzhen Mining, acquired 55% of equity interest of Xinyi Fluorite.

Location

Xinyi Mine No.1 is located in Banshu Town, Jingde County, Xuancheng District, Anhui Province of the PRC. The coordinates are E 118º30′41″, N 30º17′28”.The mine is 2.5 kilometers to Banshu Town, Jingde County. It is conveniently accessible by highways and telecommunications. Straight distance to S217 highway is 2.5 kilometers, travel distance is 4.5 kilometers. See Figure 2-3

Figure 2-3: Qingzheng Fluorite Xinyi Mine No.1

History of Operation

Xinyi Mine No.1 has been in operation since year 1989, it was belong to Banshu town local government back then. Later it was transferred to a villager to manage operation. Mining capacity is 5,000 metric tons of ores per year. In year 2004, local government has remade the Mine through financing, the mining capacity is increased to 15,000 metric tons per year and built a processing plant. This plant processing capacity is processing 60,000 metric tons ore per year. In the year 2011, company has applied to government for expanding mining capacity for 15,000 metric tons per year to 30,000 metric tons per year. In the mean time, company is remake and expanding underground production system, it is still in process.

Mining and Extraction technical condition:

The extraction technical condition is rather good. The mineralized body is inside of granite, inclined over 70 degrees, top and bottom of mineralized body are stabilized, safety extraction condition. Less water is under the shaft, less influence to production. Xinyi Mine No.1 is considered to have simply extraction condition.

The Current Situation of the Mine

Footrill extraction method: internal shaft developing method, short-hold shrinkage extraction method.

Transportation: Underground transportation is carried out by electric locomotives. After they are loaded by rock loaders, ores transported by the electric locomotive underground, and then lifted to ground level by a hoister and unloaded into a storage yard.

Ventilation: draw-out method, mechanical flank diagonal type venting

Drainage system: Relay drainage

Air supply: two air compressors for air supply

Power supply: There is a 10 KV power supply line for mining production.

Water supply: Industrial water is supplied by underground water; domestic water is supplied by special water source.

The mining progress is at +216 meters, the work above +294 level has finished. Ores is carried out by electric locomotives, then transported by electric locomotive underground, and then lifted to ground level by a hoister and unloaded into a storage yard. We are using short-hold shrinkage extraction method; designed recovery rate is 90%.

See below for production equipment:

Equipment list of Xinyi Mine No.1

No.	Equipment	Type	Qty	Notes
1	Submersible sewage	WQN20-130-15	6	3 in use
2	U type mining cart	0.55 cubic meter	6	All in use
3	U type mining cart	0.65 cubic meter	25	20 in use
4	Power transformer	SH-M-400/10	1	All in use
5	Power transformer	S9-M-160/10	1	Not in use
6	Power transformer	S9-50/10	1	All in use
7	Screw electric air compressor	LG110-8	1	All in use
8	AC Power frequency diesel generator set	HC250GF	1	Back-ups
9	Electric rock loader	Z-20W	3	All in use
10	Hoisting winch	2JTP-1.2*0.8	1	All in use
11	Hoisting winch	KJ500	2	All in use
12	Movable air compressor	W-3.5/7	5	All in use
13	Transfer conveyor	Z30	1	All in use
14	Low voltage transformer	JMB-10kVA	10	All in use
15	Battery electric vehicle	2.5T	1	All in use
16	Air drive rock driller	YT-28	15	All in use
17	Electric vehicle	ZK2-6-100V	1	All in use
18	Main ventilating fan	K40-6№13/6-18.5	2	All in use
19	Spot ventilating fan		2	All in use
20	Spot ventilating fan	JK58-2	1	All in use
21	Spot ventilating fan		5	All in use
22	Spot ventilating fan		1	Back-ups
23	Spot ventilating fan		1	Back-ups
24	Communication system		2	All in use
25	Inspection system		1	All in use
26	Monitoring system		1	All in use

Mineral Processing

Ores is transported by trucks to mineral processing plant to process. Transporting distance is 30 kilometers. Procedure of production of processing plant is: crushing (two stages) – grinding (once) – floatation (rough once, scavenging twice, concentration six times) – dehydration (thicken and filtrating) – packaging.

Ores grade is around 55%, recovery rate is over 95%. The quality of our concentrate is considered national primes standard. Concentration ratio is 1.98/1 tons per ton.

Processing plant power supply is through 10 KV power supply line, water supply is getting from river 50 meters away from plant.

Equipment list of processing plant

			Type of motor
No	Equipment	Type	Type	Power (KW)	Set	Notes
1	Loader	Z50			1	Crush for feeding
2	loader	Z30			1	Crush for feeding
3	transformer	S9-315		400KFA	1
4	Jaw-type crusher	250*400	40KW	25	1	crushing
5	Belt conveyor	800mm	5.5KW	5.5	1	Ball mill feeding
6	Stirring tank	XB-1000	Y90L-6	2	2
7	Circular feeder	1000	Y112M-6	2	1
8	Storage bin
9	classifier	FLG-1200	Y132M2-6	5.5	1	Original ores
10	Ball mill	1500*3000	Y180M-6	75
11	Pulp stirring slot	XB-1500		1	2
12	Concentrate pump	100LWB-10	Y100L1-4	2	2
13	Floatation machine	XJK-1.1	Y132M2-6	5.5	27
14	Mono beam overhead crane	3T L=7M		2	1	For repairing
15	thickener	TNZ-6	Y100L2-4	5.5
16	Water jet pump	SPB-450	Y160L-2	4
17	Filtration machine	GW10-1.80		7.5	1
18	Platform weigher	SDT-2A 2T			1	Concentrate weighing
19	Platform weigher	100吨			1	Original ores weighting
20	Packaging driving	3T		2	1

Potential for Further Exploration

The lowest elevation of our mining license is +100 meters, and it can extent in depth. Now we only extract at +294 meters, we have nearly 200 meters to extract in depth. Our surrounding mining sites are at -200 meters elevation level, we think we can go as much further as them. We authorized geological team for exploration site in depth. We are drilling holes at ground level, the results is satisfied. We predict the production is good for 15 years. Exploration work is planed on finishing on May 2012. At that time, we will provide a complete report.

Xinglong Town Guangrong Fluorite Mine (Xinyi Fluorite)

Xinyi Fluorite also owns 100% of the Xinglong Town Guangrong Fluorite Mine. On January 13, 2011, the Company, through its subsidiary Xingzhen Mining, acquired 55% of equity interest of Xinyi Fluorite.

Location:

Guangrong Mine is located in 18 kilometers northwest of Jingde County in the area of Guangrong village, Xinglong town, Jingde County. Mining site has country road connected to Jingde (Sanxi) – Taiping County Road, straight distance is less than 2 kilometers. The straight distance to Jixi Town railway station is 39 kilometers, transportation like trucks can reach railway station directly, travelling distance is 65 kilometers, and traffic condition is fine. Mining site is less than 3 kilometers to the closest high-voltage power line, the power supply is sufficient. The water can be supplied by rivers. During dry season, water can be supplied by upstream of Hui River and other sources of secondary water systems. Mines is only half kilometers away form this segment of river.

The coordinates are E 118°21′16″, N 30°19′42″.

Figure 2-4: Xinglong Town Guangrong Fluorite Mine

History of operation

Guangrong Mine had been in extraction since 1994, being extracted for 14 years. There are two similar named fluorite mines in this area, Xinyi Fluorite owns Xinglong Town Guangrong Mine southwest. The other mine is Jingde County Xinglong Town Guangrong Mine Northeast. In 2010, local government decided to ask Xinyi Fluorite to integrate the other fluorite mine. Now it is getting the mining rights after integration.

Mining and Extraction technical condition:

The ore body is gentler slopes. The rock structure joint of ground mining area is normal. Surface depletion area is rather stable. The current mining tunnel is mainly below the zone of weathering, the sizes of newly extracted rocks are proper with good conditions of overall stability and strong compressive strength, and mechanics performance is good, classified as hard rock group. But during these years extraction, southwest section + 185 meters fluorite ore bodies are nearly depleted and formed a mined-out area in elevation difference about 40 meters and development construction for the shaft is still being conducted at level + 169 meters in this section, it is easy to get rain infiltration, therefore worsen the engineering geology condition. Geophysical condition is easy-medium type.

Minerals

The geophysical exploration has been started since December 2011. The exploration method is surface drilling. The purpose is to explore minerals deep down and get mining license. It is expected to finish in June 2012.

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

Location and Traffic

Keyinbulake Multi-Metal Property is located in Buerjin County, Aletai, Xinjiang Uygur Autonomous Region. The coordinates are E 87º17′30″-87º19’30”, N 47º58′30” - 47º59′45”, and the area is in 3.59 km2. It is 65 kilometers northwest of Aletai city, and 60 kilometers northeast of Buerjin County, and 26 km northeast of Dulaiti town. With the highway from Aletai city to Dulaiti Town passing through the property, it is conveniently accessible. Figure 2-4 is the index map of the Keyinbulake Multi-Metal Property.

Figure 2-5: Keyinbulake Multi-Metal Property

Previous Geological work:

In June 2006, the Company conducted geological explorations in the mining area by means of ground geophysical prospecting and drilling as well as underground pitting exploration and drilling. By the end of 2007, we had completed 5,909 meters of ground drilling and 4,322 meters of underground exploration and 7,389 meters of underground drilling.

In 2009, IP sounding work in geological prospecting was carried out. The information delivered regarding the mineral formation conditions and the origins of mineral bodies provided by the IP sounding shows that Keyinbulake Copper-Zinc Mine belongs to the submarine volcanogenic sediment. The analysis of the data from exploration shows that within the mineralized belt the mineral bodies continue along with the strike and distributes in a parallel and en echelon arrangement. The method of sounding indicates that the inclined deepening of the mineral-bodies in this area is longer than the length of their strike prolongation. There are five high-polarization abnormal zones that were found through IP sounding methods and they coincide in space and position with the known copper-zinc mineralized bodies controlled under current underground extraction, which confirms that Keyinbulake Copper-Zinc Mine possesses high potential for mineral prospecting and the work greatly assisted the Company in delimiting the accurate target area for further verification.

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

In 2011, based on the previous exploration work, Xingzhen drilled 23 holes with the total 8,335.9 meters in the surface exploration work, conducted geophysical engineering investigations of high power VIP method 3.92 square kilometers.

According to the plan of the Company, the exploration being executed in the mining area will be thoroughly completed in 2012.

Ore Processing:

In April 2007, the Company began to build a concentrator in the mining area with a designed daily processing capacity of 600 metric tons (200,000 metric tons/annually). The concentrator started trial operation in May 2008.

The concentrator process consists of two-stage closed crushing with one stage of grinding, flotation of copper primary and zinc secondary, scavenging, and two steps of dehydrating (thickening and filtrating). The final products are copper concentrates and zinc concentrates. The following table lists the products and output and the average prices in past three years:

Table 2-4: Annual treatment & concentrate average price in last three years of Xingzhen Mining

Year	Product	Treatment (metric tons)	Concentrate (metal tons)	Average Metal Price Per Year (USD$/metal ton)
2009	Zinc concentrate	14,300	178.30	853.39
	Cu concentrate		9.76	4,577.10
2010	Zinc concentrate	77,241	3,129.45	1,114.42
	Cu concentrate		154.81	6,728.80
2011	Zinc concentrate	77,978	2,638.60	1,138.18
	Cu concentrate		214.25	7,230.08

The major equipment is as follows:

No.	Equipment	Type	Unit	Qty
1	Vibrating feeder	ZSW380X95I	set	1
2	Jaw-type crusher,	PE-500X750	set	1
3	Belt conveyor No. 1	8063 a=15 º v=1.60m/s Lh=53.393m	set	1
4	Cone crusher	H-36AFJ1-3	set	1
5	Belt conveyor No. 2	8063 a=15.96 º v=1.60m/s Lh=47.393m	set	1
6	Electric drive rolling drum	JWD2220-160-8063	set	1
7	Heavy magnetic vibration- actuated feeder	DZ-C-80160	set	1
8	Circular vibrating screen	2YA1542(Over screen 40mm, Below screen 15mm)	set	34
9	Belt conveyor No. 3	B=650 Lh=36.85m a=16º	set	1
10	Belt conveyor No. 4	B=650 Lh=20.713m a=15º	set	1
11	Wet grate discharge ball mill	MQG2700 × 3600	set	1
12	Sinking win-spiral classifiers	2FC-20	set	1
13	Flotation machines	SF-4 scraper YIOOL-6 P=1.5KW	set	16
14	Flotation machines	SF-2.8 scraper YIOOL-6 P=1.5KW	set	7
15	Flotation machines	SF-1.2 scraper Y90S-4 P=1.1KW	set	7
16	Horizontal slurry pump	ZBG(P)-458B(P) P=75kw n=1480r/min H=74m	set	2
17	Upright slurry pump	65Q-LPR	set	2
18	Center drive thickeners	NZ-9	set	1
19	Center drive thickeners	NZ-12	set	1
20	Ceramic filter	TT-6 P=13 KW	set	1
21	Ceramic filter	TT-8 P=13 KW	set	1

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

According to the plan of the Company, the exploration being executed in the mining area will be thoroughly completed in 2012.

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

Qianzhen Mining conducts its operations has been by purchasing zinc, copper and/or lead ore from Qingshan Nonferrous Metal or other suppliers. The final products are in bulk and are transported by truck. There is no production within the last three years.

Mining Site No. 2 of Qingxing Copper Mine (Qingshan Metal)

Qingshan Metal owns 100% of the Qingxing Copper Mine. Before April 2006, Qingshan Metal was owned by several individuals. On April 12, 2006, 60% of the shares of Qingshan were transferred to Qianzhen Mining by the shareholders.

On April 12, 2011, the Company through its subsidiary Qianzhen Mining entered into an equity transfer agreement to sell its 60% equity interest in Qingshan Metal to a Chinese citizen Mr. Mao Huang (the “Investor”). Pursuant to the Agreement, Qianzhen Mining sold all of its equity in Qingshan Metal to the Investor.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

The disclosures required by Item 4 are not applicable to our operations.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

The shares of our common stock have been traded on the NYSE AMEX (formerly American Stock Exchange) under the trading symbol “SHZ” since January 31, 2008. Before the listing on the NYSE AMEX, the shares of our common stock were quoted on the OTC Bulletin Board. The following table sets forth the quarterly average high and low bid prices per share for the common stock for the past two years:

Year ending December 31, 2011	High	Low
First Quarter	$10.84	$3.12
Second Quarter	$6.62	$2.28
Third Quarter	$3.54	$1.40
Fourth Quarter	$2.73	$0.97

Year ending December 31, 2010	High	Low
First Quarter	$1.47	$0.90
Second Quarter	$1.25	$0.83
Third Quarter	$1.10	$0.72
Fourth Quarter	$9.29	$1.01

Holders. As of March 5, 2012, we had  approximately 644 holders of record of our common stock. Our common stock had a closing bid price of $1.54 per share on March 5, 2012.

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

Securities Authorized for Issuance Under Equity Compensation Plans

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

On June 20, 2011, 400,000 shares of common stock were approved by the board of directors to its employees as share based on the 2009 Omnibus Long-term Incentive Plan. The number of shares of stock awarded to each employee was determined by the fair value by $2.43 which was the close price per share for the Company’s common stock on June 20, 2011.

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

On January 13, 2011, the Company, through its subsidiary Xingzhen Mining, entered into an equity transfer agreement (the “Agreement”) to acquire 55% of the equity interests of Xinyi Fluorite. Pursuant to the Agreement, the Company acquired the Equity from the three original shareholders of Xinyi Fluorite for total consideration in the amount of RMB 65 million (approximately US$ 9.85 million) (the “Purchase Price”). Pursuant to the terms of the agreement, the consideration was agreed to be RMB 50 million (approximately US$ 7.58 million) of the Company’s common stock at $7.05 per share and RMB 15 million (approximately US$ 2.27 million) in cash.

After negotiations with the original shareholders of Xinyi Fluorite and as required by the Agreement in circumstances where the Company’s stock price has changed, the Company on February 13, 2012 issued an additional 1,139,128 shares of common stock to the original shareholders.

Direct Registration of Common Stock

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

Overview

The Company, through its subsidiaries, is engaged in the exploration, development, mining, and processing of fluorite, barite and nonferrous metals such as zinc, lead and copper in China. The Company has the following principal areas of interest in China: (a) fluorite extraction and processing in the Sumochaganaobao region of Inner Mongolia; (b) fluorite extraction and processing in Jingde County, Anhui Province; (c) zinc/copper exploration, mining and processing in Xinjiang; (d) zinc/copper/lead processing in Wulatehouqi of Inner Mongolia.

In 2012, the Company has acquired Dongsheng Mining, Qianshi Resources and Meilan Mining, which are engaged in the extraction and processing of fluorite ore and barite ore.

Business

Fluorite

Xiangzhen Mining and Xinyi Fluorite were engaged in fluorite extraction and processing in 2011.

Xiangzhen Mining

In November 2007, Xiangzhen Mining finished construction of a mining project with a capacity of 300,000 metric tons and a processing plant with a capacity of 200,000 metric tons. Xiangzhen Mining owns 100% of the fluorite mining rights of Inner Mongolia Sumochaganaobao.

In 2011, Xiangzhen Mining extracted approximately 190,000 metric tons of fluorite ore, produced 41,000 metric tons of fluorite lumps and sold 49,000 metric tons of fluorite lumps with total sales of approximately US$ 6.38 million, accounting for approximately 25% of the revenues of our fluorite business. Xiangzhen Mining also produced 56,000 metric tons of fluorite powder and sold 49,000 metric tons of fluorite powder for approximately US$ 16.03 million, which accounted for approximately 63% of the revenues of our fluorite business.

Xinyi Fluorite

On January 13, 2011, the Company through its subsidiary Xingzhen Mining acquired 55% equity interests of Xinyi Fluorite. Xinyi Fluorite owns 100% of one processing plant with a processing capacity of 60,000 metric tons of fluorite ore per year and the mining rights of Guangrong Mine and Qingzhen Fluorite Xinyi Mine No. 1.

After acquisition, the Company performed certain renovations and Xinyi Mine No. 1 resumed production on February 10, 2011. The processing plant resumed its production on March 26, 2011.

In 2011, Xinyi Fluorite extracted approximately 14,000 metric tons of fluorite ore, produced 9,000 metric tons of fluorite powder and sold 9,000 metric tons of fluorite powder for approximately US$3.16 million, which accounted for approximately 12% of the revenues of our fluorite business.

On November 18, 2011, Xinyi Fluorite engaged geological evaluation institution SRK Consulting China Ltd. (SRK) to evaluate the current situation and potential extraction volume at Xinyi Mine No. 1. In order to satisfy disclosure requirements, a technical report that satisfies JORC standards will soon to be delivered to us, and it will include an estimation of the volume of the mine’s reserves.

Plans for extraction and processing fluorite in 2012

In 2012, Xiangzhen Mining plans to be in normal production. We plan to extract 150,000 metric tons of fluorite ore, produce 40,000 metric tons of fluorite powder, and produce 60,000 metric tons of fluorite lumps. We plan to sell 40,000 metric tons of fluorite powder and 60,000 metric tons of fluorite lumps.

In 2012, Xinyi Fluorite plans to be in normal production. We plan to extract 60,000 metric tons of fluorite ore produce 25,000 metric tons of fluorite powder, and produce 10,000 metric tons of fluorite lumps. We plan to sell 25,000 metric tons of fluorite powder and 60,000 metric tons of fluorite lumps.

We also plan to do the following work in 2012:

Ensure and stabilized our current production condition, extract and process to capacity and carry-out our current plans.

According to changes in the prices of fluorite powder and fluorite lumps, adjust our product structure of fluorite powder and fluorite lumps to ensure the highest profit.

We will still strive to leverage our position as one of the leaders in the industry to acquire additional appropriate fluorite reserves.

Acquire advanced fluorine chemical technology and develop and construct highly profitable down stream products using fluorite as a raw material.

Non-ferrous Metals

Xingzhen Mining

In July 2006, Xingzhen Mining started to build a 200,000 metric tons/year zinc-copper ore mining and processing project at Keyinbulake Multi-Metal Mine in Buerjin County, Aletai Region, Xinjiang Uygur Autonomous Region.

On April 28, 2008, Xingzhen Mining completed a successful test of its facilities and subsequently started production. In parallel with processing, Xingzhen Mining continued exploration in the area.

In 2011, Xingzhen produced zinc concentrates and copper concentrates equivalent to 2,639 metric tons of zinc metal and 214 metric tons of copper metal as compared to 3,129 and 155 metric tons in 2010, respectively, and sold zinc concentrates and copper concentrates equivalent to 2,761 metric tons of zinc metal and 254 metric tons of copper metal, as compared to 2,538 and 115 metal tons in 2010, respectively, accounting for approximately 63% and 37%, respectively, of the total revenues of our nonferrous business of approximately $4.98 million as compared to 79%, 21% and $3.60 million in 2010, respectively.

In 2012, weather conditions permitting, we plan to start production at the end of April or the beginning of May. We did not stop excavating in 2011. We plan to extract ores of 130,000 metric tons, process ores of 130,000 metric tons, and produce approximately 5,000 metal tons of zinc concentrate and approximately 470 metal tons of copper concentrate.

Qianzhen Mining

Before the end of 2007, Qianzhen Mining processed ores supplied by local mining companies. Since then, the supplier contracts expired.

No production occurred at Qianzhen Mining in 2011 due to a lack of ore supply.

Due to a potential asset reorganization activity, we do not plan to produce at Qianzhen Mining in 2012.

Qingshan Metal

On April 12, 2011, the Company through its subsidiary Qianzhen Mining entered into an equity transfer agreement to sell its 60% equity interest in Qingshan Metal to a Chinese citizen Mr. Mao Huang, a minority shareholder of Xingzhen Mining.

Exploration Activities

Keyinbulake Copper-Zinc Mine

In 2011, Xingzhen Mining continued exploration as planned, with a focus on: ground drilling, surveying, geophysical prospecting, geological surveying, documenting, rock-mineral experimenting, etc. It is described as following:

Ground drilling: drilled 23 holes, total project amount was 8,335.29 meters.

Surveying: tunnel survey was 2,000 meters, 1:1000 survey was 1.485 square kilometers.

Geophysical prospecting: powerful induced polarization sounding (VIP method) a hundred points, advanced magnetic survey (network 50X20 meters) was 3.92 square kilometers.

Documenting: tunneling 138.54 meters, trenching 1,629.91 square meters, drilling 8,335.29 meters.

Rock-mineral experimenting: sampling 687 items, rock-mineral determined 37 items.

In 2012, we plan to channel 1,000 cubic meters, drill underground 2,500 meters, ground drilling 1,000 meters.

Qingzheng Fluorite Xinyi Mine No. 1

In 2011, we renovated our mines and increased capacity to 60,000 metric tons per year. We expanded our work based in two areas: underground mining projects and geophysical exploration.

Underground mining project: the plan was started during 2011 and we plan on finishing the project in June 2012. The project’s main focus is 216, 256 middle section reclamation works and development, venting system rehabilitation and implementation of the six security systems and production safety standards required by the State Council. We successfully implemented the six security systems required by State Council and passed inspection of safety standard V required by the local government. We also developed 1,500 meters of drift tunnels; performed ground drilling of 300 meters, and underground drilling of 250 meters.

In 2012, in order to continue underground exploration, we plan to drill 6 holes and develop 2,000 meters of drift tunnels.

Xinglong Town Guangrong Fluorite Mine

No exploration work was done in 2011.

Due to the requirements of getting mining license, we need to drill and control below +60 meters elevation minerals. In 2012, we plan to drill 3 holes, and develop 1,000 meters of drift tunnels.

Acquire More Mining Entities

To increase our reserve base and ensure supply to our processing facilities, we plan to acquire domestic and foreign large-scale mines when the right opportunities arise. We also expect to acquire additional nonferrous metal mines and fluorite mines domestically that have high-quality extracting and operating conditions and possess all necessary governmental licenses.

Business Strategy

Prospecting in 2012

With respect to China’s overall economic situation, we believe that China’s economic growth will be slow in 2012. We expect there will be difficulties and challenges in the fluorite and non-ferrous metal industries as a result.

Stabilize production volume.

Due to favorable policies issued by PRC government in 2010, the price of fluorite ore and the downstream products increased rapidly, but such increases started to slow during the second half of 2011. At the same time, the price of nonferrous metal kept rising. Under these conditions, the Company plans to stabilize production volume and start production at our newly acquired project.

Acquiring More Mineral Reserves

To increase our reserve base and insure supply to our processing facilities, we plan to acquire domestic and foreign large-scale mines when the right opportunities arise. We also expect to acquire additional nonferrous metal mines and fluorite mines that have good extracting and operating conditions and possess all necessary governmental licenses.

Continuing to focus efforts on mining exploration and forming a periodic/staged and detailed report

Based on our early stage prospecting results, the Company plans to keep putting more effort into prospecting for chalcopyrite ore at Xingzhen Mining. We intend to retain a third party authoritative geological prospecting and engineering team in Xinjiang Province, PRC, to drill, punch, and conduct the geophysical and geochemical exploration, and to try to complete the examination of the mining areas of the Company. In 2012, they will complete a reserve technical report for Xingzhen Mining and Xinyi Fluorite in accordance with JORC standards.

The Company plans to make early stage preparations for producing downstream fluorine chemical products

Based on the support and guidance of government policies, the Company decided to make downstream fluorine chemical products a future development priority, and the Company plans to focus more efforts on research and development in the fluorine chemical industry. To be specific, we may partner with some national and international fluorine chemical enterprises, through a “resource + technology” form of cooperation, and enter the fluorine chemical industry at a suitable time.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2011 AS COMPARED TO YEAR ENDED DECEMBER 31, 2010

Selected information from the Consolidated Statements of Operations

	For the years ended
	December 31,
	2011	2010
	(in thousands)	(in thousands)
Net revenue	$30,551	$11,612
Gross profit	13,500	3,008
- Gross profit margin	44%	26%
General and administrative expenses	11,197	4,085
Interest expenses	682	589
Net income (loss) attributable to the Company	$346	$(3,288)

REVENUES. Net revenues for the year ended December 31, 2011 were $30.55 million, representing a $18.94 million or 163% increase as compared to $11.61 million of 2010. The improved performance was mainly due to the increased revenues from the fluorite segments as described below.

GROSS PROFIT AND GROSS PROFIT MARGIN. For the year ended December 31, 2011, gross profit was $13.50 million, representing a increase of approximately 349% as compared to $3.01 million of 2010. The gross profit from our fluorite segment was approximately $12.90 million and $1.95 million for the year ended December 31, 2011 and 2010, respectively. The gross profit from our non-ferrous metal segment was approximately $0.60 million and $1.06 million the year ended December 31, 2011 and 2010, respectively. Gross profit margin was approximately 44% for the year ended December 31, 2011, which increased significantly as compared to gross profit margin of 26% for the year ended December 31, 2010.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by approximately $7.11 million to $11.20 million in 2011 from $4.09 million in 2010. The increase was mainly due to (i) 400,000 shares of common stock with the fair value of amount to $972,000 being granted by the board of directors on June 20, 2011 to the employees under the 2009 Omnibus Long-term Incentive Plan ; (ii) increased administrative expense and depreciation and amortization expense amounting to $1,684,000 for the newly acquired Xinyi Fluorite and (iii) increased professional fees amounting to approximately $2,168,000 for the U.S. Securities financings, the Xinyi Fluorite acquisition audit, Investor relations, Xingzhen Mining’s exploration, and so on.

INTEREST EXPENSE. Interest expense increased by approximately $0.09 million as compared to the same period of 2010.

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY. Net income attributable to the Company for the year ended December 31, 2011 was approximately $0.34 million, a difference of $3.63 million compared to net loss of $3.29 million for 2010. Basic earnings per share were $0.01 or ($0.12) fully diluted for the year ended December 31, 2011 and 2010, respectively.

SEGMENT PERFORMANCE ANALYSIS

	Segment revenue For year Ended December 31,		Segment profit (loss) For year Ended December 31,
(amounts in thousand)	2011	2010	2011	2010
Fluorite	$25,571	$8,012	$6,992	$(436)

Nonferrous metals	$4,980	$3,600	$(3,247)	$(2,444)

Fluorite

Fluorite segment revenue increased by 219% from $8.01 million for 2010 to $25.57 million for 2011. The increase was primarily due to the increases in sales volume for fluorite products and the sale price for fluorite products. Approximately 58,000 and 29,000 metric tons of fluorite powder were sold for the years ended December 31, 2011 and 2010, respectively; and the average price for a metric ton of fluorite powder was $329 and $164 for the years ended December 31, 2011 and 2010, respectively. Approximately 49,000 and 33,000 metric tons of fluorite lumps were sold for the years ended December 31, 2011 and 2010, respectively; and the average price for a metric ton of fluorite lumps was $130 and $99 for the years ended December 31, 2011 and 2010, respectively.

Revenue contributed by our fluorite segment accounted for 83.7% of the Company’s total revenue for the year ended December 31, 2011 as compared to 69.0% in 2010.

Our fluorite segment reported a segment profit of approximately $6.99 million for the year ended December 31, 2011 compared to a segment loss of $0.44 million in 2010.

The net segment profit (loss) for Xiangzhen Mining was approximately $7.05 million and ($0.44) million for the years ended December 31, 2011 and 2010, respectively.

The net segment loss for Xinyi Fluorite was approximately $0.06 million for the year ended December 31, 2011.

Nonferrous metals

Nonferrous metals segment revenue for 2011 amounted to $4.98 million, representing an increase of approximately $1.38 million or 38% compared to 2010.  Xingzhen Mining processed 77,978 metric tons of ores to produce 2638 metal tons of zinc concentrate powder and 214 metal tons of copper concentrate, and sold 2,761 metal tons of zinc concentrate powder and 254 metal tons of copper concentrate powder for the year ended December 31, 2011. While for the same period of 2010, Xingzhen Mining processed 77,241 metric tons of ores to produce 3,129 metal tons of zinc concentrate powder and 155 metal tons of copper concentrate, and sold 2,538 metal tons of zinc concentrate powder and 115 metal tons of copper concentrate powder.

Revenue contributed from our nonferrous metal segment accounted for 16.3% of the Company’s total revenue for the year ended December 31, 2011 as compared to 31.0% in 2010.

Our nonferrous metal segment reported a segment loss of approximately $3.25 million for the year ended December 31, 2011 compared to a segment loss of $2.44 million in 2010.

The net segment loss for Xingzhen was approximately 3.13 million and 0.81 million for the years ended December 31, 2011 and 2010, respectively.

The net segment loss for Qianzhen was approximately 0.22 million and 1.63 million for the years ended December 31, 2011 and 2010, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $5.6 million as of December 31, 2011, an increase of $4.1 million as compared to the balance at December 31, 2010 of $1.5 million.

Net cash used in operating activities for the year ended December 31, 2011 was $4.0 million, as compared to $3.7 million used for the year ended December 31, 2010.

Net cash used in investing activities of $11.0 million for the year ended December 31, 2011, as compared to $2.0 million for the year end December 31, 2010. For year ended December 31, 2011, the cash amount to $6.0 million was used in the acquisition of Xinyi Fluorite and Dongsheng Mining, and the cash amount to $5.2 million was used in the purchasing of property, machinery and mining assets.

Net cash provided by financing activities for the year ended December 31, 2011 was $18.6 million, as compared to $7.2 million provided for the same period of 2010. The increase was primarily the result of the issuance and sale of approximately $20 million of common shares less certain expenses associated therewith.

ENVIRONMENTAL

The Company’s mining and exploration activities are subject to various PRC laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with applicable laws and regulations in all material respects. The Company’s mining operations are subject to “Natural Resource Compensation Charges”, but the charging rate varies in different cities in the PRC. As of December 31, 2011 and 2010 Natural Resource Compensation Charges of $0.61 million and $0.27 million, respectively, were charged to operations.

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

Once a mine is considered to be in the development or production stage, major development costs are amortized using the UOP method based on the estimated recoverable volume of the mineralized material. The Company determines whether a mine is in development or production stage based upon standard mining industry practices in the PRC. Given that commencing development and production at mining properties prior to establishing proven and probable reserves (to the extent necessary to meet the definition under Industry Guide 7), and often after only establishing inferred resources, is standard business practice in the mining industry in the PRC, the Company believes it is appropriate to account for the Xiangzhen Mining property as production-stage operations and to account for the Xingzhen Mining and Xinyi Fluorite properties as a development-stage project.

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

CONCENTRATION OF CUSTOMERS

The Company had three main customers who contributed approximately $18,682,000 or 61% of the Company’s consolidated net revenue for the year ended December 31, 2011. For the same period of 2010 the Company had two main customers who contributed approximately $7,527,000 or 65% of the Company’s consolidated net revenue

The following table shows revenue from the Company’s major customers (10% or more of consolidated net revenue) for the year ended December 31, 2011:

	Revenue	Percentage
Customer	(In thousands)	(%)
Ningxia Jinhe chemistry Ltd	$9,117	30%
Ruipeng Mining Ltd	4,981	16%
Henan Zhongse Ltd	4,585	15%
	$18,683	61%

The following table shows the Company’s major customers (10% or more of consolidated net revenue) for the year ended December 31, 2010:

	Revenue	Percentage
Customer	(In thousands)	(%)
Ruipeng Mining Ltd	$3,601	31%
Ningxia Jinhe Ltd	3,926	34%
	$7,527	65%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 8.	FINANCIAL STATEMENTS.

Please see the “Consolidated Financial Statements of the Company” beginning on page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no reportable events as required by Item 304(b) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES.

Effectiveness of Control Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, as appropriate, to allow such persons to make timely decisions regarding required disclosures. Based upon the results of our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control—Integrated Framework, (“COSO”) Based on its assessment, management believes that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter within the fiscal year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is certain information concerning each of the directors and executive officers of the Company as of March 05, 2012. None of our directors or executive officers holds directorships in other public companies as of March 05, 2012.

Listed below are the directors, executive officers, and certain key employees of the Company. The directors listed below will serve until the Company’s next annual meeting of the stockholders:

Name	Age	Position
Xiaojing Yu	55	Director, CEO and Chairwoman of the Board
Helin Cui	56	Director, President and Chief Operating Officer
Xueming Xu	51	Director
Jiayin Zhu	30	Chief Financial Officer
Liancheng Li	45	Director, Chairman of Compensation Committee
Jian Zhang	70	Director, Chairman of Corporate Governance and Nominating Committee
Shing Mun Wong	37	Director, Chairman of the Audit Committee
Ligang Wang	51	Vice President and President of Qianzhen Mining

Ms. Xiaojing Yu has served as Director, Chief Executive Officer and Chairwoman of the Board of Directors of the Company since September 15, 2006. Given Ms. Yu’s extensive experience in the mining industry of greater than twenty years, and her vast management and leadership experience, the Board of Directors believes Ms. Yu is essential to our future growth and based her appointment on such qualities. She currently also serves as director and chairwoman of Inner Mongolia Wulatehou Banner Qianzhen Mining and Processing Co., Ltd and Inner Mongolia Xiangzhen Mining Co., Ltd. She has served in that capacity since May 2002. Prior to that, from 1992 to 2001 she was the general manager of Dalian Zhikun Metal Materials Co. Ltd and from 1974 to 1991 she was the finance manager of Gansu Baiyin Nonferrous Industrial Corporation. Also, since July 2004, Ms. Yu has served as the Executive Vice President of China Non-metallic Minerals Industry Association. She attended an advanced Management Program run by Tsing Hua University from May 2004 to December 2005.

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

Mr. Jian Zhang serves as Director and Chairman of the Nominating & Corporate Governance Committee. Mr. Zhang was appointed to these positions in April of 2007. The Board considered Mr. Zhang’s extensive background in the mining industry, including nonferrous mining, project constructions and management, spanning more than thirty years, as well as his technical and management backgrounds, in determining that Mr. Zhang is a qualified and valuable appointment to the Board. Since August 2005, he has been an external director of China Construction Materials Company Ltd. Prior to that, Mr. Zhang was President of China Nonferrous Mining Construction Group from September 2003 to August 2005. He served as President of China Nonferrous Mining Construction Group from April 2002 to September 2003. Mr. Zhang graduated from the environmental engineering department of Xi’an Mining Architecture College in 1968.

Mr. Shing Mun Wong serves as Director and the Chairman of the Audit Committee of the Company. Mr. Wong is currently Chief Financial Officer and Assistant Company Secretary of Foreland Fabrictech Holdings Limited (a Singapore Mainboard listed company) (“Foreland”), positions he has held since October 2006. Foreland is a fabric manufacturer involved in weaving, dyeing, coating and finishing of fabric products. Mr. Wong is a fellow member of The Association of Chartered Certified Accountants. He is also a practicing member of Hong Kong Institute of Certified Public Accountants. From September 1998 to January 2003, Mr. Wong served as Senior Associate, Assurance and Business Advisory Services of PricewaterhouseCoopers. From January 2003 to August 2003, he was Company Secretary and Qualified Accountant of CCID Consulting Company Limited (a Hong Kong Growth Enterprise Market listed company). From August 2003 to October 2005, he acted as Chief Financial Officer and Company Secretary of Pacific-Pack Holdings Limited. From October 2005 to October 2006, he served as Financial Controller and Company Secretary of Fujian Zhenyun Plastics Industry Co., Ltd. (a Singapore Catalist listed company). Mr. Wong graduated in 1998 from the Hong Kong University of Science & Technology with a bachelor’s degree in Business Administration, with a specialization in Financial Accounting.

The Board evaluated several factors when selecting Mr. Wong as the Chairman of the Audit Committee as well as its financial expert. First, his working knowledge of US-GAAP was an important factor in the decision. This factor was bolstered by a number of other factors that led to the determination that he possesses the expertise required to serve as the Chairman of the Audit Committee and the audit committee financial expert. These factors include, but are not limited to the following: (i) obtaining his bachelors degree, with a specialization in accounting and finance from Hong Kong University of Science & Technology, (ii) becoming a fellow member of The Association of Chartered Certified Accountants, (iii) passing the CPA exam on the first sitting, (iv) becoming a licensed CPA in Hong Kong, (v) participation in US-GAAP related reporting projects when he was working with PricewaterhouseCoopers, (vi) interfacing with auditors and CPAs on behalf of clients (vii) his holding various positions such as CFO and Secretary of several publicly listed companies. His knowledge of both western accounting practices and the Chinese business environment coupled with all of the reasons above made him an ideal candidate to head our Audit Committee and act as its financial expert. After consideration, the Company believes Mr. Wong fulfills the requirements of Regulation S-K Item 407(d) with respect to the role of audit committee financial expert. The company feels that the Company’s business and structure does not preclude this finding, and the support for such determination is further strengthened when the Company considers the combination of Mr. Wong’s business and financial expertise with the mining expertise of other members of the committee and the board.

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

As directors of the Company, we elected them based on their experiences in financial or industrial work. Most of our directors have over 20 years’ experience in the relevant industries, such as Messrs. Helin Cui, Xueming Xu, and Jian Zhang, and Liancheng Li who all have over 20 years’ experience in the management of nonferrous mining. Thus are qualified for being directors of the Company which is mainly engaged in the business of mining operations. As an Amex listed company, we also appoint some financial experts as the director of the Company, for example, Mr. Shing Mun Wong.

Ms. Xiaojing Yu has over 20 years’ experience in the mining and finance industries. As the founder of the Company, she is a major shareholder (currently 44.9%) of the Company. To stabilize the experienced management team and for the long term development of the Company, she has served as both the Chairwoman of Board and the CEO of the Company.

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

We believe that, during 2011, our directors, executive officers, and 10% stockholders complied with all Section 16(a) filing requirements, with the exceptions noted below.

•	A late Form 4 report was filed for Yu Xiaojing, our Chairman and CEO, on June 13, 2011 to report an four sales transactions.

•	A late Form 4 report was filed for Xu Xueming, our director, on June 13, 2011 to report two sales transactions and six purchase transactions.

•	A late Form 4 report was filed for Wang Ligang, our Vice President, on June 14, 2011 to report 13 sales transactions.
A late Form 4 report was filed for Li Liancheng, our director, on June 14, 2011 to report one purchase transactions.
A late Form 4 report was filed for Zhang Jian, our director, on July 21, 2011 to report one purchase transactions.
A late Form 4 report was filed for Wang Konman, our director, on July 21, 2011 to report one purchase transactions.
A late Form 3 and a late Form 4 report were filed for Zhu Jiayin, our Chief Financial Officer, on July 18, 2011 and July 21, 2011, respectively, to report one purchase transaction each.

In making these statements, we have relied upon examination of the copies of Forms 3, 4, and 5, and amendments to these forms, provided to us and the written representations of our directors, executive officers, and 10% stockholders.

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

Board Composition; Audit Committee and Financial Expert

Our Board has six members, of which three are independent directors. The independent directors are Jian Zhang, Shing Mun Wong and Liancheng Li. We have an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee. The Audit Committee has been established as a separately-designated standing committee in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee has at least one member, Mr. Shing Mun Wong, who meets the definition of an “audit committee financial expert” under SEC rules and whom the Board has determined to be “independent”.

Audit Committee. The Audit Committee is currently comprised of Shing Mun Wong, Liancheng Li and Jian Zhang, with Shing Mun Wong as the chairman, each of whom are “independent” as that term is defined by SEC rules and under the American Stock Exchange listing standards. The Audit Committee is directly responsible for the appointment, retention and oversight of the work of any independent accountants employed by the Company for the purpose of preparing or issuing an audit report or related work or performing other audit, review or other services. Any such registered public accounting firm must report directly to the Audit Committee. The Audit Committee has the ultimate authority and responsibility to evaluate and, where appropriate, replace the registered public accounting firm.

Audit Committee held 4 meetings in 2011 and the attendance rates for all committee members were 100%.

Compensation Committee. The Compensation Committee is responsible for the administration of all salary, bonus and incentive compensation plans for our officers and key employees. The members of the Compensation Committee are Shing Mun Wong, Jian Zhang and Liancheng Li, with Liancheng Li as the chairman, all of whom are “independent” directors.

Compensation Committee held 1 meeting in 2011 and the attendance rates for all committee members were 100%.

Nominating and Corporate Governance Committee The Nominating and Corporate Governance Committee is responsible for overseeing, reviewing, and making periodic recommendations concerning the company’s corporate governance policies and recommending candidates for election to the Company’s Board of Directors. The committee also oversees our adherence to our corporate governance standards. The members of the committee are Jian Zhang, Shing Mun Wong, and Liancheng Li with Jian Zhang as the chairman.

Nominating and Corporate Governance Committee held 2 meetings in 2011 and the attendance rates for all committee members were 100%.

In 2011, the board of directors held 8 meetings and attendance rates for all board members were 96%.

ITEM 11.	EXECUTIVE COMPENSATION

During 2011, no executive officer’s total annual salary and bonus exceeded $100,000, except Ms. Xiaojing Yu.

Summary Compensation Table

Name and Principal Underlying Positions (a)	Year (b)	Salary Paid in Cash (c)	Bonus (d)	Option Awards (e)	Stock Awards (f)***	Non-equity Incentive Plan Compensation (g)	Nonqualified Deferred Compensation Earnings (h)	All Other Compensation (i)	Total (j)
Xiaojing Yu, CEO	2011	$294,285	$0	$0	0	$0	$0	$0	$294285
	2010	$70,808	$0	$0	0	$0	$0	$0	$70,808
Helin Cui, President and COO	2011	$78,285	$0	$0	0	$0	$0	$0	$78,285
	2010	$46,026	$0	$0	0	$0	$0	$0	$46,026
Jiayin Zhu, CFO*	2011	$12,381	$15,187	$0	0	$0	$0	$0	$27,568
Steven Wang, CFO**	2011	$8,614	$0	$0	0	$0	$0	$0	$8,614
	2010	$6,294	$0	$0	0	$0	$0	$0	$6,294
Ligang Wang, Vice President	2011	$77,756	$0	$0		$0	$0	$0	$77,756
	2010	$23,013	$0	$0	0	$0	$0	$0	$23,013

* Common shares awarded under 2009 Omnibus Long-term Incentive Plan approved on October 29, 2009.

** Steven Wang resigned effective March 16, 2011 and was succeeded by Jiayin Zhu.

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

On June 20, 2011, 400,000 shares of common stock were approved by the board of directors to its employees as share based on the 2009 Omnibus Long-term Incentive Plan. The number of shares of stock awarded to each employee was determined by the fair value by $2.43 which was the close price per share for the Company’s common stock on June 20, 2011.

Director Compensation

Compensation for all directors in 2011 as follows:

Name (a)	Year	Fees Paid in Cash (b)	Stock Awards (c) **	Option Awards (d)	Non-Equity Incentive Plan Compensation (e)	Nonqualified Deferred Compensation Earnings (f)	All Other Compensation (g)	Total (h)
Liancheng Li*	2011	$14,857	$24,300	$0	$0	$0	$0	$39,157

Jian Zhang*	2011	$14,857	$24,300	$0	$0	$0	$0	$39,157

Konman Wong**	2011	$15,321	$24,300	$0	$0	$0	$0	$39,621

Gene Michael Bennett**	2011	$21,700	$24,300	$0	$0	$0	$0	$46,000

Xueming Xu	2011	$67,529	$0	$0	$0	$0	$0	$67,529

* Independent director

** On January 1, 2012, Mr. Shing Mun Wong was appointed to the Board.  He will also serve as a chairman of the audit committee and as a member of the Compensation Committee and the Nominating and Corporate Governance Committee.

On October 17, 2011, Mr. Gene Michael Bennett resigned as a director of the Board of Directors of the Company. In effect, Mr. Bennett also resigned as chairman of the audit committee of the Board. The Company’s independent director Mr. Konman Wong replaced Mr. Bennett as the chairman of the audit committee of the Board.

On December 31, 2011, Mr. Konman Wang resigned as a director of the Board of Directors of the Company. In effect, Mr. Wang also resigned as chairman of the audit committee of the Board and as a member of the compensation committee and the nominating and corporate governance committee.

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

The following table sets forth certain information as of March 5, 2012 relating to the beneficial ownership (as defined by the rules of the SEC) of shares of common stock by (i) each person who owns beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our executive officers as of March 5, 2012, and (iv) all of our executive officers and directors as a group.

	Amount and Nature of Beneficial Ownership (1)
Name and Address	Number of Shares(2)	Percentage Owned (3)
Xiaojing Yu, Chairman of theBoard & CEO	14,997,090	44.9%
Xueming Xu, Director	1,844,120	5.8%
Helin Cui, Director & COO	8,800	*
Jiayin Zhu, CFO	6350	*
Jian Zhang, Independent Director	20,000	*
Liancheng Li, Independent Director	10,000	*
Shing Mun Wong, Independent Director	-	*
Ligang Wang, Vice President	-	*
Directors and executive officers as a group (8 persons)	16,886,360	50.5%

*	Less than 1%
**	Including the common shares awarded under 2009 Omnibus Long-term Incentive Plan approved on October 29, 2009.
(1)	As of March 5, 2012, there were 33,425,101 shares of common stock outstanding. Each person named above has sole investment and voting power with respect to all shares of the common stock shown as beneficially owned by the person, except as otherwise indicated below.
(2)	Under applicable rules promulgated by the SEC pursuant to the Exchange Act, a person is deemed the “beneficial owner” of a security with regard to which the person, directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose or direct the disposition of the security, in each case irrespective of the person’s economic interest in the security. Under these SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through (x) the exercise of any option or warrant or (y) the conversion of another security.
(3)	In determining the percent of common stock owned by a person (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the shares of common stock outstanding as of March 5, 2012, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On April 12, 2011, the Company through its subsidiary Qianzhen Mining entered into an equity transfer agreement to sell its 60% equity interest Qingshan Metal to a Chinese citizen Mr. Mao Huang, a minority shareholder of Xingzhen Mining.

In December 2011, the Company transferred from Ms. Yanling Ding to Mr. Mao Huang a 5.15%-interest note for an amount approximately equal to the consideration owed to Mr. Huang.

There were no other related party transactions for the years ended December 31, 2011 and 2010, except for loans and repayments to related parties. As of December 31, 2011 and 2010, amounts due to related parties consisted of the following:

	December 31,
	2011	2010
	(In thousands)	(In thousands)
Due to directors of the Company:
Ms. Xiaojing Yu, CEO of the Company (a)	$106	$102
Mr. Xueming Xu, Director of the Company (b)	13	12
Due to Mr. Xiaoming Yu, General Manager of Xiangzhen Mining (c)	127	431
Due to Mr. Mao Huang, a minority shareholder of Xingzhen Mining(d)	4	1,894
	$250	$2,439

(a)	Ms. Yu is the CEO of the Company.
(b)	Mr. Xu is a director of the Company.
(c	Mr. Yu is the General Manager of Xiangzhen Mining.
(d)	Mr. Huang is a minority shareholder of Xingzhen Mining.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Sherb & Co. LLP (“Sherb”) audited our financial statements for the 2011 and 2010 fiscal years. All of the services described below were approved by our board prior to performance. Our board has determined that the payments made to the independent accountant for these services are compatible with maintaining such auditor’s independence.

Audit Fees. The aggregate fees billed by Sherb for professional services rendered for the audit of the Company’s financial statements and review services for interim quarterly financial statements for the fiscal years ended December 31, 2011 and 2010 were $278,000 and $172,000, respectively.

Audit-Related Fees. There were no fees for assurance and related services by Sherb for the fiscal years ended December 31, 2011 and 2010.

Tax Fees. There were no fees for tax compliance, tax advice or tax planning services from Sherb for the fiscal year ended December 31, 2011 and 2010.

All Other Fees. The aggregate fees billed by Sherb for all other professional services rendered for the fiscal year ended December 31, 2011 was $20,000. There were no other fees for either audit-related or non-audit services billed by Sherb for the fiscal year ended December 31, 2010.

ITEM 15.	EXHIBITS

Statements filed as part of this Report

Exhibits

The following documents are filed as exhibits herewith or incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibit
2	Stock Exchange Agreement by and among Earth Products & Technologies, Inc., American Federal Mining Group, Inc. and shareholders of American Federal Mining Group, Inc., dated July 14, 2006 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on July 20, 2006)
3.1	Amended and Restated Articles of Incorporation of the Company, effective December 13, 2006 (incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)
3.2	Bylaws of the Company adopted on November 27, 2006 (incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)
3.3	Bylaws of China Shen Zhou Mining & Resources, Inc., dated November 2, 2007 (incorporated by reference to the Company’s Form 8-K filed with SEC on November 05, 2007.)
3.4	Form of Amended and Restated Certificate of Designations (incorporated by reference to the Company's Current Report on Form 8-K filed on March 26, 2012)
10.1	Indenture dated December 27, 2006 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 29, 2006)
10.2	Note Purchase Agreement by and between the Company and Citadel Equity Fund, Ltd., dated December 21, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 29, 2006).
10.3	Voting Agreement by and between the Company, Xiaojing Yu, Xueming Xu and Citadel Equity Fund, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 29, 2006).
10.4	Service Agreement for Going Public between Inner Mongolia Xiangzhen Mining Group Co. Ltd and American Eastern Group, Inc., dated November 1, 2006, and as amended on December 10, 2006 (incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)
10.5	Stock Option Agreement by and between the Company and American Eastern Group, Inc., dated December 3, 2005 (incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)
10.6	Stock Option Agreement by and between the Company and Shenzhen DRB Investment Consultant, Limited, dated December 3, 2005 (incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)
10.7	Letter Agreement by and between the Company and American Eastern Securities, Inc., dated November 1, 2006, as amended on December 27, 2006 (incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)
10.8	Stock Purchase Agreement by and between American Federal Mining Group, Inc. and Xinjiang Buerjin County Xingzhen Mining Co., Ltd., dated April 28, 2006, as amended on July 6, 2006 and July 20, 2006 (incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)
10.9	Stock Purchase Agreement by and between American Federal Mining Group, Inc. and Inner Mongolia Qingshan Nonferrous Metal Development Co., Ltd., dated April 12, 2006, as amended on July 8, 2006 and July 20, 2006 (incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)
10.10	Share Equity Acquisition Agreement by and between Inner Mongolia Xiangzhen Mining Group, Ltd. and Jiaxing Li and Guan Huang, dated as of November 6, 2006 (incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)
10.11	Industrial Product Sales Contract by and between Inner Mongolia Wulatehouqi Qianzhen Ore Processing Co., Ltd. and Baiyin Nonferrous Metal Group. Co., Ltd., dated July 28, 2006 (incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)
10.12	Refined Zinc Ore Supply Agreement by and between Wulatehouqi Qianzhen Ore Processing Co., Ltd. and Zijin Nonferrous Metal Co., Ltd., dated as of March 26, 2006 (incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)
10.13	Contract by and between Wulatehouqi Qianzhen Ore Processing Co., Ltd. and Wulatehouqi Zijin Mining Co., Ltd., dated as of December 10, 2006 (incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)
10.14	Fluorite Purchase Agreement by and between Inner Mongolia Xiangzhen Fluorite Industrial Co., Ltd. and Langfang Xinda Iron Alloy Co., Ltd., dated as of April 23, 2006 (incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)
10.15	Contract by and between American Federal Mining Group, Inc., Xiaojing Yu and Inner Mongolia Wulatehouqi Qianzhen Ore Processing Co., Ltd., dated as of February 16, 2006 (incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)
10.16	Industrial Product Sales Contract by and between Inner Mongolia Xiangzhen Mining Co., Ltd. and Beijing Capital Steel Company Limited by Shares, dated as of March 31, 2005 (incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)

10.17	Fluorite Powder Supply Agreement by and between Ningxia Jinhe Chemical Co., Ltd. and Inner Mongolia Xiangzhen Mining Group Co., Ltd. dated as of April 3, 2006 (incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)
10.18	Working Capital Loan Agreement by and between Inner Mongolia Xiangzhen Mining Group Co., Ltd. and China Industrial and Commerce Bank, dated as of November 30, 2006 (incorporated by reference to the Company’s Form 10-KSB/A filed on April 24, 2007)
10.19	Equity Transfer Agreement, dated as of December 10, 2007, by and among Inner Mongolia Xiangzhen Mining Group Co Ltd., Xiaojing Yu, and Dechang Wang (incorporated by reference to the Company’s Form 8-K filed with SEC on December 12, 2007)
10.20	Stock Purchase Agreement by and between Inner-Mongolian Xiangzhen Mining Group Ltd. Co and Xinjiang Tianxiang Development Co. of New Technology, dated June 25, 2007 (incorporated by reference to the Company’s 10-KSB filed on April 14, 2008)
10.21	Share Purchase Agreement by and between Inner Mongolia Xiangzhen Mining Group Co., Ltd. and Fortune Pegasus International Limited, dated September 21, 2009 (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed on September 25, 2009)
10.22	Notes Repurchase Agreement by and between China Shen Zhou Mining & Resources, Inc. and Mountview Path Limited, dated September 22, 2009 (incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed on September 25, 2009)
10.24	Form of Securities Purchase Agreement (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed on January 19, 2011)
10.25	Form of Warrant to Purchase Common Stock (incorporated by reference to exhibit 4.1 to the Company’s Form 8-K filed on January 19, 2011)
10.26	Equity Transfer Agreement, dated April 12, 2011 (translation from original Chinese) (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed on April 18, 2011)
10.27

Equity Transfer and Capital Increase Agreement, dated January 16, 2012 (translation from original Chinese) (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed on January 17, 2012)

10.28	Transfer Agreement, dated February 7, 2012 (translation from original Chinese) (incorporated by reference to exhibit 10.2 to the Company’s Form 8-K/A filed on February 10, 2012)
10.29	Transfer Agreement, dated February 7, 2012 (translation from original Chinese) (incorporated by reference to exhibit 10.3 to the Company’s Form 8-K/A filed on February 10, 2012)
10.30	Form of Warrant to Purchase Common Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 21, 2012)
10.31	Form of Securities Purchase Agreement, as amended (incorporated by reference to the Company’s Current Reports on Form 8-K filed on March 21, 2012 and March 26, 2012)
10.32	Form of Waiver (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 21, 2012)
14.1	Code of Ethics, dated as of April 16, 2007 (incorporated by reference to the Company’s Form 10-KSB filed on April 17, 2007)
21.1*	Subsidiaries of the Company
23.1*	Consent of Independent Auditor
23.2*	Consent of Consultant
31.1*	Statement of Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
31.2*	Statement of Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350
32*	Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SHEN ZHOU MINING & RESOURCES, INC.

Dated: March 26, 2012	/s/ Xiaojing Yu
Xiaojing Yu
Director, Chief Executive Officer, and Chairman of the Board
(Principal Executive Officer)

Dated: March 26, 2012	/s/ Jiayin Zhu
Jiayin Zhu
Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiaojing Yu	Chairman of the Board and Chief Executive Officer	March 26, 2012
Xiaojing Yu	(Principal Executive Officer)

/s/ Jiayin Zhu	Chief Financial Officer	March 26, 2012
Jiayin Zhu	(Principal Accounting and Financial Officer)

/s/ Helin Cui	Director, Chief Operating Officer	March 26, 2012
Helin Cui

/s/ Xueming Xu	Director	March 26, 2012
Xueming Xu

/s/ Jian Zhang	Director	March 26, 2012
Jian Zhang

/s/ Shing Mun Wong	Director	March 26, 2012
Shing Mun Wong

/s/ Liancheng Li	Director	March 26, 2012
Liancheng Li

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Shen Zhou Mining & Resources, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/Sherb & Co., LLP

Certified Public Accountants

New York, New York

March 26, 2012

CHINA SHEN ZHOU MINING & RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$5,569	$1,545
Notes receivable, net	1,019	-
Accounts receivable, net	3,332	162
Prepayment for office rent	-	82
Advances to suppliers	1,833	333
Acquisition deposit	2,359	-
Other deposits, net	258	517
Inventories	7,479	7,243
Restricted assets	2,536	-
Assets - Discontinued operations	-	1,188
Total current assets	24,385	11,070

Restricted assets	175	70
Prepayment for vehicle rent	443	-
Property, machinery and mining assets, net	60,313	33,052
Total assets	$85,316	$44,192

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$3,324	$2,434
Short term bank loans	11,996	8,061
Receipts in advance	1,528	2,058
Other payables and accruals	2,772	4,053
Due to related parties	250	-
Taxes payable	1,877	644
Liabilities - Discontinued operations	-	100
Total current liabilities	21,747	17,350

Long term loans	-	2,630
Due to related parties	-	2,439
Total liabilities	21,747	22,419

STOCKHOLDERS’ EQUITY:
Common Stock ($0.001 par value; 50,000,000 shares authorized; 32,285,973 shares and 27,974,514 shares issued and outstanding as of December 31, 2011 and 2010, respectively	32	28
Additional paid-in capital	58,425	29,508
PRC statutory reserves	1,732	1,672
Accumulated other comprehensive income	6,109	4,357
Accumulated deficit	(13,344)	(13,630)
Stockholders' equity - China Shen Zhou Mining & Resources, Inc. and Subsidiaries	52,954	21,935
Noncontrolling interest	10,615	-
Noncontrolling interest - Discontinued operations	-	(162)
Total stockholders’ equity	63,569	21,773
Total liabilities and stockholders’ equity	$85,316	$44,192

 The accompanying notes are an integral part of these consolidated financial statements.

 CHINA SHEN ZHOU MINING & RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2011	2010
Net revenue	$30,551	$11,612
Cost of sales	17,051	8,604
Gross profit	13,500	3,008

Operating expenses:
Selling and distribution expenses	202	104
General and administrative expenses	11,197	4,085
Provision for doubtful accounts	(148)	355
Impairment provision for inventories	-	287
Impairment provision for mining assets	-	1,007
Total operating expenses	11,251	5,838

Net income (loss) from operations	2,249	(2,830)

Other income (expense):
Interest expense	(682)	(589)
Provision for available for sale investment	-	(148)
Other, net	(40)	472
Total other expense	(722)	(265)

Income (loss) from continuing operations before income taxes	1,527	(3,095)

Income tax benefits (expenses)	(1,235)	-

Income (loss) from continuing operations	292	(3,095)

Discontinued operations (Note 4):
Loss from operations of discontinued component	(7)	(193)
Loss on disposal of discontinued subsidiary	(82)	-
Loss from discontinued operations	(89)	(193)

Net income (loss)	203	(3,288)
Add: Noncontrolling interests attributable to the noncontrolling interests	143	-
Net income (loss) - attributable to China Shen Zhou Mining & Resources, Inc. and Subsidiaries	346	(3,288)

Other comprehensive income:
Foreign currency translation adjustments	1,752	518
Comprehensive income (loss)	$2,098	$(2,770)

Net income (loss) per common share – basic and diluted
From continuing operations	$0.01	$(0.11)
From discontinued operations	(0.00)	(0.01)
	$0.01	$(0.12)
Weighted average common shares outstanding
– Basic and Diluted	31,369	27,902

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in thousands)

						Accumulated		Noncontrolling
	Common Stock		Additional	PRC		Other		Interest	Total
	Number of		Paid-in	Statutory	Accumulated	Comprehensive	Noncontrolling	—Discontinued	Stockholders'
	Shares	Amount	Capital	Reserves	Deficit	Income	Interest	operations	Equity
Balance at January 1, 2010	27,215	$27	$28,518	$1,672	$(10,342)	$3,839	$-	$(29)	$23,685

Issuance of shares for employees compensation	760	1	752	-	-	-	-	-	753
Debt discount	-	-	238	-	-	-		-	238
Net loss for the year ended December 31, 2010	-	-	-	-	(3,288)	-	-	(133)	(3,421)
Foreign currency translation adjustment	-	-	-	-	-	518	-	-	518

Balance at December 31, 2010	27,975	28	29,508	1,672	(13,630)	4,357	-	(162)	21,773

Issuance of shares for cash	2,837	3	18,481	-	-	-	-	-	18,484
Issuance of shares for acquisition	1,075	1	9,466	-	-	-	-	-	9,467
Plan to issue additional issuance of shares for acquisition	-	-	(1)	-	-	-	-	-	(1)
Acquisition of subsidiaries	-	-	-	-	-	-	10,758	-	10,758
Issuance of share based compensation	400	-	971	-	-	-	-	-	971
Sale the discontinued operations	-	-	-	-	-	-	-	162	162
Net income for the year ended December 31, 2011	-	-	-	-	346	-	(143)	-	203
Appropriations to statutory reserves	-	-	-	60	(60)	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	1,752	-	-	1,752

Balance at December 31, 2011	32,287	$32	$58,425	$1,732	$(13,344)	$6,109	$10,615	$-	$63,569

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share data)

	For the Year Ended December 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$346	$(3,288)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss from operations of discontinued component, net of income tax benefits	7	194
Loss on sale of discontinued operations, net of income taxes	82	-
Provision for doubtful accounts	(131)	355
Impairment provision for inventories	-	287
Provision for available for sale investment	-	148
Impairment provision for mining assets	-	1,007
Depreciation and amortization	4,171	2,434
Noncontrolling interests	(143)	-
Forgiveness of payroll payables	50	(300)
Stock-based compensation	972	-
Changes in operating assets and liabilities:
(Increase) decrease in -
Notes receivable	(1,019)	-
Accounts receivable	(3,075)	48
Advances to suppliers	(1,398)	371
Other deposits	230	(636)
Prepayment for vehicle rent	(443)	-
Prepayment for office rent	82	198
Inventories	53	(3,687)
Restricted assets	(2,639)	693
Increase (decrease) in -
Accounts payable	449	(2,386)
Receipts in advance	(612)	53
Other payables and accruals	(2,167)	420
Taxes payable	1,207	300
Net cash used in operating activities from continuing operations	(3,978)	(3,789)
Net cash (used in) provided by operating activities from discontinued operations	(37)	59
Net cash used in operating activities	(4,015)	(3,730)
Cash flows from investing activities:
Purchases of property, machinery and mining assets	(5,193)	(2,099)
Acquisition of subsidiaries, net of cash and cash equivalents acquired	(6,022)	-
Sales of property, machinery and mining assets	189	75
Net cash used in investing activities from continuing operations	(11,026)	(2,024)
Net cash used in investing activities from discontinued operations	-	(4)
Net cash used in investing activities	(11,026)	(2,028)
Cash flows from financing activities:
Due to related parties	(656)	67
Proceeds from issuance of common shares	20,000	-
Issuance costs of common shares	(1,516)	-
Repayment at short-term bank loans	(8,964)	(5,036)
Proceeds from short-term bank loans	9,704	12,142
Net cash provided by financing activities	18,568	7,173
Foreign currency translation adjustment	497	(203)

Net increase in cash and cash equivalents	4,024	1,212

Cash and cash equivalents at the beginning of the year	1,545	333
Cash and cash equivalents at the end of the year	$5,569	$1,545

Non-cash investing and financing activities
Shares issued to employees as share based compensation	$-	$752
Shares issued to Acquire Xinyi Fluorite	$9,467	$-

Supplemental disclosures of cash flow information:
Cash paid for interest expenses	$582	$415
Cash paid for income tax	$57	$-

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

At December 31, 2011, the subsidiaries of China Shen Zhou Mining & Resources, Inc. are as follows:

Name	Domicile and Date of Incorporation	Paid-in Capital		Percentage of Effective Ownership	Principal Activities

American Federal Mining Group, Inc. (“AFMG”)	Illinois November 15, 2005	USD	10	100%	Investment holdings

Inner Mongolia Wulatehouqi Qianzhen Ore Processing Co., Ltd. (“Qianzhen Mining”)	PRC September 22, 2002	RMB	37,221,250	100%	Sales and processing of nonferrous metals and chemical products

Inner Mongolia Xiangzhen Mining Industry Group Co. Ltd. (“Xiangzhen Mining”)	PRC July 3,2002	RMB	88,860,699	100%	Acquisition, exploration and extraction, and development of natural resource properties

Xinjiang Buerjin County Xingzhen Mining Company (“Xingzhen Mining”)	PRC April 10, 2006 (Acquired on April 28, 2006)	RMB	50,000,000	90%	Exploration of solid metals, processing and sales of mining products.

Anhui Jingde County Xinyi Fluorite Company (“Xinyi Fluorite”)	PRC September 18, 2003 (Acquired on January 13, 2011)	RMB	3,200,000	55%	Extraction, processing and sales of fluorite products

 NOTE 2 - RECAPITALIZATION, REORGANIZATION

On July 14, 2006, American Federal Mining Group, Inc. (“AFMG”, the then holding company of China Shen Zhou’s PRC subsidiaries) entered into a stock exchange agreement with Earth Products & Technologies, Inc. (“EPTI”). Pursuant to the stock exchange agreement, and as instructed by the Company, EPTI issued 20,000,000 shares of its common stock, of which 17,687,000 shares were issued to shareholders of AFMG, 1,013,000 shares were issued to management of AFMG and 1,300,000 shares were issued to the financial advisors of AFMG, in exchange for a 100% equity interest in AFMG, making AFMG a wholly-owned subsidiary of EPTI.

The above stock exchange transaction resulted in the aforementioned shareholders of AFMG obtaining a majority voting interest in EPTI. Generally accepted accounting principles in the United States of America require that the Company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes. Consequently, the stock exchange transaction has been accounted for as a recapitalization of AFMG as AFMG acquired a controlling equity interest in EPTI as of September 15, 2006. The reverse acquisition process utilizes the capital structure of EPTI and the assets and liabilities of AFMG recorded at historical cost. Although AFMG is deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of EPTI as the surviving corporation did not change.

Subsequent to completion of the reverse takeover transaction, on October 5, 2006, EPTI changed its name to China Shen Zhou Mining and Resources, Inc.

NOTE 3 – ACQUISITION

On January 13, 2011, the Company, through its subsidiary Xingzhen Mining, entered into an equity transfer agreement to acquire 55% of the equity interests of Xinyi Fluorite (the “Agreement”).

Pursuant to the Agreement, the Company acquired the equity from the three original shareholders (Jia Xiangfu, a Chinese citizen, Yu Wuqiang, a Chinese citizen, and Chen Qiaolin, a Chinese citizen) of Xinyi Fluorite for total consideration in the amount of RMB 86.71 million (approximately US$ 13.15 million) (the “Purchase Price”). Pursuant to the terms of the agreement, the consideration was agreed to be RMB 62.44 million (approximately US$ 9.47 million) of the Company’s common stock and RMB 24.27 million (approximately US$ 3.68 million) in cash. Pursuant to the Agreement, Xingzhen Mining and other investors in the transaction also agreed to pay an additional RMB 20 million (US$ 3.03 million) for the renovation of Xinyi Fluorite’s mining facilities.

During the January 13, 2011 to December 31, 2011 timeframe, the Company paid cash amounting to RMB 23.29 million (approximately US$ 3.53 million) and issued 1,074,576 shares of the Company’s common stock to the original shareholders of Xinyi Fluorite. Approximately RMB 0.98 million (approximately US$ 0.15 million) remains to be paid to the original shareholders of Xinyi Fluorite. The fair value of the Company’s common stock at the date of the transaction was $8.81. As a result, we recorded a total of $13,148,165 as the purchase price in connection with the acquisition of Xinyi Fluorite.

After negotiations with the original shareholders and as required by the Agreement in circumstances where the Company’s stock price has changed, the Company on February 13, 2012 issued an additional 1,139,128 shares of common stock to the original shareholders. The Company will not be required to issue any additional shares to the original shareholders in connection with the acquisition.

The following is a reconciliation of the purchase:

	Shares	Price per share
Fair value of the Company’s stock issued - first issuance	1,074,576	$8.81	$9,467,000
Fair value of the Company’s stock issued - second issuance	1,139,128	$-	-
Cash			3,681,000
Total purchase price			$13,148,000

Acquired assets and liabilities
Fixed assets	$971,000
Fair value of extraction rights	23,576,000
Liabilities	(641,000)
23,906,000
Acquisition of 55% share	55%
13,148,000
Purchase price	13,148,000
Goodwill	$-

Noncontrolling interests
$23,906,000
45%
$10,758,000

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Xinyi Fluorite had occurred as of January 1, 2010 through December 31, 2010:

Net revenue	$12,353

Cost of sales	9,100
Gross profit	3,253

Operating expenses:
Selling and distribution expenses	124
General and administrative expenses	5,035
Provision for doubtful accounts	355
Impairment provision for inventories	287
Impairment provision for mining assets	1,007
Total operating expenses	6,808

Net loss from operations	(3,555)

Other income (expense):
Interest expense	(597)
Provision for available investment	(148)
Other, net	442
Total other loss	(303)

Loss from continuing operations before income taxes	(3,858)

Income tax expenses	(19)

Loss from continuing operations	(3,877)

Discontinued operations:
Loss from operations of discontinued component, net of taxes	(193)
Loss from discontinued operations	(193)

Net loss	(4,070)
Add: Noncontrolling interests attributable to the noncontrolling interests	352 (a)
Net loss - attributable to China Shen Zhou Mining & Resources, Inc. and Subsidiaries	(3,718)

Other comprehensive income:
Foreign currency translation adjustments	528
Comprehensive loss	$(3,190)

Net loss per common share – basic and diluted
From continuing operations	$(0.12)
From discontinued operations	(0.00)
$(0.12)

Weighted average common shares outstanding - Basic and Diluted	30,116 (b)

(a)	Noncontrolling interest of 45% ownership in Xinyi Fluorite for purposes of the pro forma.
(b)	Assumes 2,213,704 common shares issued for the purchase of Xinyi Fluorite were outstanding for the entire year pro forma period.

The unaudited pro forma information does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented and is not intended to be indicative of future results.

NOTE 4 - DISCONTINUED OPERATIONS

On April 12, 2011, the Company through its subsidiary Qianzhen Mining entered into an equity transfer agreement (the “Agreement”) to sell its 60% equity interest in Qingshan Metal to a Chinese citizen Mr. Mao Huang (the “Investor”), a related party of the Company.

Pursuant to the Agreement, Qianzhen Mining sold all of its Equity in Qingshan Metal to the Investor for total consideration in the amount of RMB 8.5 million (approximately $1.3 million). The payment of the transfer price offset the debt owed by the Company to the Investor. After the transfer, Qianzhen Mining no longer holds any equity interest in Qingshan Metal.

The Company has recorded a loss from the operations of a discontinued component, net of income taxes, of approximately $7,000, and a loss from the disposal of a discontinued subsidiary, net of income taxes, of approximately $82,000 for the year ended December 31, 2011. In accordance with Accounting Standard Codification (“ASC”) 360 (Formerly FAS 144) of Financial Accounting Standards Board (“FASB”), Accounting for Impairment or Disposal of Long-Lived Assets, the Company has reflected Qingshan Metal’s results of operations in the consolidated statements of operations through the date of the sale as discontinued operations for all periods presented. The assets, liabilities and equity of Qingshan Metal in the Company’s consolidated balance sheet as of December 31, 2010 have been reclassified. The cash flows from discontinued operations have also been reclassified.

The following table presents the revenue, net loss from discontinued operations and incurred because of the disposal of Qingshan Metal for the periods presented:

	For the Year Ended December 31,
	2011	2010
	(In thousands)	(In thousands)
Revenue	$-	$-

Net loss from discontinued operations	$(7)	$(193)

Net loss on disposal of subsidiary	$(82)	$ Not Applicable

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The Company’s consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of the Company’s consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting periods. The calculations more dependent on management’s use of estimates and assumptions are those related to mineral reserves and valuations of proven and probable reserves that are the basis for future cash flow estimates utilized in impairment calculations; the estimated lives of the mineralized bodies based on estimated recoverable volume through the end of the period over which the company has extraction rights that are the basis for units-of-production depreciation; depletion and amortization calculations; estimates of fair value for certain reporting units and asset impairments (including impairments of goodwill, long-lived assets and investments); write-downs of inventory to net realizable value; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates.

Certain of the Company’s accounting policies require higher degrees of judgment than others in their application. Management evaluates all of its estimates and judgments on an on-going basis.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (AFMG, Xiangzhen Mining, and Qianzhen Mining) and its majority owned subsidiaries (Xingzhen Mining and Xinyi Fluorite). All inter-company balances and transactions have been eliminated.

The minority interest in the net assets and earnings or losses of Xingzhen Mining have been absorbed by the Company as the minority interest holders in the subsidiary have no basis in their investment in the subsidiary.

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

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history and current credit-worthiness, and current economic trends.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Costs of finished goods are composed of direct materials, direct labor and an attributable portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Our management regularly evaluates the composition of our inventory to identify slow-moving and obsolete inventory to determine if a valuation allowance is required.

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

Mineral exploration costs are expensed as incurred. After a mine is considered to be in the development or production stage or considered to have proven or probable reserves further exploration costs are also expensed as incurred.

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

Once a mine is considered to be in the development or production stage, major development costs are amortized using the UOP method based on the estimated recoverable volume of the mineralized material. The Company determines whether a mine is in development or production stage based upon standard mining industry practices in the PRC. Given that commencing development and production at mining properties prior to establishing proven and probable reserves (to the extent necessary to meet the definition under Industry Guide 7), and often after only establishing inferred resources, is standard business practice in the mining industry in the PRC, the Company believes it is appropriate to account for the Xiangzhen Mining property as a production-stage operation and to account for the Xingzhen Mining and Xinyi Fluorite properties as development-stage projects.

At the Company’s surface mines, development costs include costs to further delineate the mineralized body and remove overburden to initially expose the mineralized body. At the Company’s underground mines, development costs include the costs of building access ways, shaft sinking and access, lateral development, drift development, and ramps and infrastructure development.

To the extent that these costs benefit the entire mineralized body, they are amortized over the estimated life of the mineralized body. Costs incurred to access specific mineralized blocks or areas that only provide benefit over the life of that area are amortized over the estimated life of that specific mineralized block or area. Interest cost allocable to the cost of developing mining properties and to constructing new facilities, if any, is capitalized until such assets are ready for their intended use.

Land use rights are stated at cost, less accumulated amortization. Land use right amortization is computed using the straight-line method over the estimated useful lives of 25 years.

Estimated useful lives of the Company’s assets are as follows:

Useful Life
(In years)
Land use rights	25
Buildings	3-25
Machinery	12
Mining assets	License term
Motor vehicle	6
Equipment	5
Extraction rights	License term
Exploration rights	License term

Foreign Currency

The Company’s principal country of operations is the PRC. The financial position and results of operations of the Company’s subsidiaries located in the PRC are recorded using Renminbi (“RMB”) as the functional currency. The results of operations denominated in foreign currencies are translated at the average rate of exchange during the reporting period.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“US dollar”) are recorded in accumulated other comprehensive income, a separate component within shareholders’ equity.

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements are as follows:

	December 31, 2011	December 31, 2010
Balance sheet items, except for the registered and paid-up capital and retained earnings, as of year end	US$1=RMB6.3585	US$1=RMB6.6118

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Amounts included in the statements of operations, statements of changes in stockholders’ equity and statements of cash flow for the years then ended	US$1=RMB6.4616	US$1=RMB6.7788

For the years ended December 31, 2011 and 2010, foreign currency translation adjustments of approximately $1,752,000 and $518,000, respectively, have been reported as comprehensive income in the consolidated statements of stockholders’ equity and comprehensive income.

Although government regulations now allow conversion of RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that RMB could be converted into U.S. Dollars at that rate or any other rate.

The value of the RMB against the U.S. Dollar and other currencies may fluctuate and is affected by, among other things, changes in Chinese political and economic conditions. Any significant revaluation of the RMB may materially affect the Company’s financial condition in terms of U.S. Dollar reporting.

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

Revenue Recognition

Revenue is recognized on the sale of products when title has transferred to the customer in accordance with the specified terms of each product sales agreement and all of the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured. Generally, the Company’s product sales agreements provide that title and risk of loss pass to the customer when the quantity and quality of the products delivered are certified and accepted by the customer.

Sales revenue is recognized, net of PRC business taxes, sales discounts and returns at the time when the merchandise is sold to the customer. Based on historical experience, management estimates that returns of sold products are immaterial and has not made allowance for estimating such amounts.

Stripping Costs

Stripping costs are costs of removing overburden and other mine waste materials. Stripping costs incurred during the production phase of a mine are variable production costs that are included as a component of inventory to be recognized in cost of sales in the same period as the revenue from the sale of the related inventory.

Asset Impairment

(a) Long-lived Assets

The Company reviews and evaluates its long-lived assets including property, machinery and mining assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable metals, corresponding expected commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital, all based on life-of-mine plans. Existing proven and probable reserves and value beyond proven and probable reserves are included when determining the fair value of mine site reporting units acquired and, subsequently, in determining whether the assets are impaired. The term “recoverable metals” refers to the estimated amount of metals that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable metals from such exploration stage metal interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will differ significantly from the estimates, as actual future quantities of recoverable metals, prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties. Accumulated impairment provisions of $1,073,000 and $1,028,000, respectively for the years ended December 31, 2011 and 2010 were recorded for the property and machinery of Qianzhen Mining.

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

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs for which there is little or no market data and require the use of the reporting entity’s own assumptions.

The Company values its financial instruments by estimating their fair value. The estimated fair value amounts have been determined by the Company using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, restricted assets, accounts payable, other payables and accruals, short-term bank loans, and other current liabilities.

Cash and cash equivalents include money market securities and commercial paper that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the relatively short maturities of these instruments and to the fact that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at the respective year ends.

Taxation

(a) Enterprise Income Tax

Taxation on profits earned in the PRC are calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC after taking into account the benefits from any special tax credits or “tax holidays” allowed in the PRC.

The Company provides for deferred income taxes using the asset and liability method. Under this method, the Company recognizes deferred income taxes for tax credits and net operating losses available for carry-forwards and significant temporary differences. The Company classifies deferred tax assets and liabilities as current or non-current based upon the classification of the related asset or liability in the financial statements or the expected timing of their reversal if they do not relate to a specific asset or liability. The Company provides a valuation allowance to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of or all of the deferred tax assets will not be realized.

Income taxes are accounted for under the Statement of FASB ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax loss carry forwards. Any deferred tax assets and liabilities would be measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

(b) Value Added Tax

The Provisional Regulations of the PRC Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994. Under these regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning Value Added Tax, a value added tax is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC.

Value added tax payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in both cases, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year.

(b) Resource Tax

All units and individuals engaged in the exploitation of mineral products as prescribed in the Regulations within the territory of the PRC shall pay a Resource Tax. The tax payable for Resource Tax shall be computed in accordance with the assessable volume of the taxable products and the prescribed unit tax amount.

Transportation charges

Transportation charges represent costs to deliver the Company’s inventory to points of sale. Transportation costs are expensed and charged to cost of sales as incurred.

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

Comprehensive Income (Loss)

Accumulated other comprehensive income includes foreign currency translation adjustments. Total comprehensive (loss) income for the years ended December 31, 2011 and 2010 was approximately $2,098,000 and ($2,770,000), respectively.

Reclassifications

Certain reclassifications have been made to the prior periods’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or the sum of retained earnings and statutory reserves.

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, "Testing Goodwill for Impairment." ASU 2011-08 will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for annual reporting period beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating this guidance, but does not expect the adoption will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income: Presentation of Comprehensive Income." ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-05 will be effective for the first interim and annual periods beginning after December 15, 2011. Further, in December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." The Company believes the adoption of this guidance concerns disclosure only and will not have a material impact on its consolidated financial statements.

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, "Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." ASU 2011-04 changes the wording used to describe the requirements in generally accepted accounting principles in the United States ("U.S. GAAP") for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. In addition, ASU 2011-04 expanded the disclosures for the unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset's highest and best use. ASU 2011-04 will be effective for the first interim and annual reporting period beginning after December 15, 2011 and early adoption is prohibited. The Company is currently evaluating the future impact of this new accounting update on its consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would result in material changes to our consolidated financial statements.

NOTE 6 – NOTES RECEIVABLE

Notes receivable amounted to approximately $1,019,000 as of December 31, 2011 consisted of bank’s acceptance bills from four customers for the purchase of the Company’s products. Bank’s acceptance bills are accepted by the remitters’ banks and entitle the holders to receive the full face amount from the banks at maturity, which bears no interest and generally ranges from three to six months from the date of issuance. The Company can also endorse the bank’s acceptance bills as payment to its suppliers before the bank’s acceptance bills’ maturity date.

NOTE 7 -ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2011	2010
	(In thousands)	(In thousands)
Accounts receivable	$3,413	$328
Less: Allowance for doubtful accounts	(81)	(166)
	$3,332	$162

The activities in the Company’s allowance for doubtful accounts are summarized as follows:

	December 31,
	2011	2010
	(In thousands)	(In thousands)
Balance at the beginning of the year	$166	$66
Add: provision during the year	-	100
Less: write off provision during the period	(85)	-
Balance at the end of the year	$81	$166

NOTE 8 - ADVANCES TO SUPPLIERS

Advances to suppliers consist of the following:

	December 31,
	2011	2010
	(In thousands)	(In thousands)
Advances to suppliers	$1,943	$525
Less: Allowance for doubtful accounts	(110)	(192)
	$1,833	$333

The activities in the Company’s allowance for doubtful accounts are summarized as follows:

	December 31,
	2011	2010
	(In thousands)	(In thousands)
Balance at the beginning of the year	$192	$-
Add: provision during the period	-	192
Less: write off the provision during the period	(82)	-
Balance at the end of the period	$110	$192

NOTE 9 - ACQUISITION DEPOSITS

The acquisition deposits as of December 31, 2011 amounting to approximately $2.36 million were mainly for the potential acquisition in Guizhou Province in China. The total amount was used as part of the cash consideration for the acquisition in January 2012

NOTE 10 - OTHER DEPOSITS

	December 31,
	2011	2010
	(In thousands)	(In thousands)
Other deposits	357	580
Less: Allowance for doubtful accounts	(99)	(63)
	$258	$517

The activities in the Company’s allowance for doubtful accounts are summarized as follows:

	December 31,
	2011	2010
	(In thousands)	(In thousands)
Balance at the beginning of the year	$63	$-
Add: provision during the period	36	63
Balance at the end of the period	$99	$63

NOTE 11- INVENTORIES

Inventories consisted of the following:

		December 31,
		2011	2010
		(In thousands)	(In thousands)
Raw materials		$1,623	$708
Unprocessed ore	(a)	3,204	4,818
Consumables		181	227
Finished goods and semi-manufactured goods		2,471	1,490
		$7,479	$7,243

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

Under normal circumstances, ores will be extracted, processed and sold within the same month. When the price of fluorite powder rose significantly in 2011, the Company increased extraction of fluorite ore in order to produce fluorite powder. However, due to certain issues in processing ores the capacity of the processing plant was limited and a large quantity of ores were not processed and sold in the usual timeframe.

(b) The impairment provisions for inventory were approximately $287,000 for the year ended December 31, 2011 and December 31, 2010 due to Qianzhen’s three years of non-operation.

NOTE 12 - RESTRICTED ASSETS

Restricted assets are the deposits consisting of the following:

	December 31,
	2011	2010
	(In thousands)	(In thousands)
Bank drafts pledged for the short term bank (see Note 15)	$2,536	$-
Bank deposits guaranteed for the asset retirement obligations (see Note 23)	175	70
	$2,711	$70

NOTE 13 - PROPERTY, MACHINERY AND MINING ASSETS, NET

Property, machinery and mining assets consisted of the following:

	December 31,
	2011	2010
	(In thousands)	(In thousands)
Land use rights	$1,764	$1,697
Buildings	15,452	13,068
Machinery	13,316	11,820
Mining assets	13,476	10,809
Motor vehicles	2,465	1,343
Equipment	437	451
Extraction rights	31,703 (a)	7,155
Construction in progress	325	234
	78,938	46,577
Less:
Accumulated depreciation and amortization	(17,552)	(12,497)
Impairment provision	(1,073)	(1,028)
	$60,313	$33,052

(a)	The extraction right’s significant increase of approximately $24.54 million was mainly due to the acquisition cost of extraction rights of Xinyi fluorite acquired on January 13, 2011.

Depreciation and amortization

Depreciation and amortization expense in the aggregate for the years ended December 31, 2011 and 2010 was approximately $4,171,000 and $2,434,000, respectively.

Impairment provision

An accumulated impairment provision of $1,073,000 and $1,028,000, respectively for the years ended December 31, 2011 and 2010 was recorded for the property and machinery of Qianzhen Mining.

Exploration and extraction rights

As in most jurisdictions, mineral rights in China are divided into two types: extraction rights and exploration rights. Extraction rights refer to the rights obtained in accordance with the law for the exploitation of mineral resources and market control of mineral products. In nearly every jurisdiction in the world, mineral rights are absolutely exclusive. In China, however, there are no clear stipulations regarding the exclusivity of mineral rights. The Amendment of China Mining Regulation stressed the security of mineral rights and its Article 6 stated that “upon discovery of mineral resources, the exploration licensees have the privileged priority to obtain mining rights to the mineral resources within the exploration area.” According to the Ministry of Land and Resources, this privileged priority will be guaranteed under further amendments to be made in the near future.

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

NOTE 14 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At December 31, 2011 and 2010, accounts payable and accrued liabilities were approximately $3,324,000 and $2,434,000, respectively. Accounts payable and accrued liabilities are primarily payments due to suppliers and vendors for mining and transportation services.

NOTE 15 - SHORT-TERM LOANS

Short-term loans consisted of the following:

		December 31,
		2011	2010
		(in thousands)	(in thousands)
10.01% note payable to Baiyin Credit Union matures on February 4, 2011 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining		$-	$189
10.01% note payable to Baiyin Credit Union matures on February 4, 2011 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining		-	68
7.01% note payable to China Citic Bank matures on February 15, 2011, collateralized with Xiangzhen’s extraction right, land use right and some machineries		-	756
7.01% note payable to China Citic Bank matures on February 12, 2011, collateralized with Xiangzhen’s extraction right, land use right and some machineries		-	2,269
7.01% note payable to China Citic Bank matures on February 14, 2011, collateralized with Xiangzhen’s extraction right, land use right and some machineries		-	3,025
9.45% note payable to Baiyin Credit Union matures on March 21, 2011 with interest due on the 20th day of each quarter and principal due at date of maturity, which is in the name of a related party and guaranteed by Xiangzhen Mining		-	242
13.28% note payable to Wulatehouqi Credit Union matures on April 11, 2011, which is in the name of a related party and guaranteed by Qianzhen Mining		-	423
6.37% note payable to Baiyin Credit Union matures on August 18, 2011 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining and secured by the certificate of deposit of Ms. Xiaojing Yu, a director of the Company		-	121
6.97% note payable to Baiyin Credit Union matures on December 28, 2011 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Qianzhen Mining and secured by the certificate of deposit of Ms. Helin Cui, a director of the Company		-	91
9.45% note payable to Baiyin Credit Union matures on December 21, 2011 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Xingzhen Mining		-	877
7.01% note payable to China Citic Bank matures on March 31, 2012, collateralized with Xiangzhen’s extraction right, land use right and some machineries	(a)	3,145	-
7.01% note payable to China Citic Bank matures on March 31, 2012, collateralized with Xiangzhen’s extraction right, land use right and some machineries		3,145	-
5.15% note payable to Mr. Mao Huang, a related party of the Company, matures on January 26, 2012, collateralized with Xingzhen’s extraction right and the ore processing plant	(b)	2,560	-
9.76% note payable to Baiyin Credit Union matures on January 17, 2012, guaranteed by the bank draft of the Company	(c)	944	-
9.76% note payable to Baiyin Credit Union matures on April 21, 2012, guaranteed by the bank draft of the Company	(d)	786	-
9.76% note payable to Baiyin Credit Union matures on May 9, 2012, guaranteed by the bank draft of the Company		786	-
11.15% note payable to Baiyin Credit Union matures on December 17, 2012 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Xingzhen Mining		315	-
11.15% note payable to Baiyin Credit Union matures on December 21, 2012 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Xingzhen Mining		315	-
		$11,996	$8,061

(a)	The loan amount to approximately $3,145,000 was repaid on March 2, 2012.
(b)	The deadline of the loan was extended to July 26, 2012 in January 2012, and the interest rate changed to be 12% per year.
(c)	The loan amount of approximately $944,000 was repaid in February, 2012.
(d)	The loan amount of approximately $173,000 was repaid in February, 2012.
(e)	9.76% note payable approximately $2,536,000 to Baiyin Credit Union matures on May 9, 2012, guaranteed by the bank drafts of the Company, was proceed on February 28, 2011.

NOTE 16 - LONG-TERM LOANS

Long-term loans consisted of the following:

	December 31,
	2011	2010
	(in thousands)	(in thousands)
5.15%-interest note payable to Ms. Yanling Ding matures on January 26, 2012, collateralized with Xingzhen’s extraction right and the ore processing plant	$-	$2,630

The loan to Ms. Yanling Ding was transferred to Mr. Mao Huang, a minority shareholder of Xingzhen Mining in December 2011.

NOTE 17 – RECEIPTS IN ADVANCE

Receipts in advance consist of the following:

	December 31,
	2011	2010
	(In thousands)	(In thousands)
Receipts in advance from fluorite customers	$1,528	$453
Receipts in advance from nonferrous metals customers	-	1,605
	$1,528	$2,058

As of December 31, 2011, receipts in advance totaled approximately $1,528,000, which consists of advances from 15 customers.

The following table shows the receipts in advance of the Company’s major customers (10% or more of consolidated receipts in advance) as of December 31, 2011:

	Receipts in advance	Percentage
Customer	(In thousands)	(%)
Inner Mongolia Huadesanli Trading Ltd	$472	31%
Weichang Jintai Mining Ltd	295	20%
Houma Huatai Furnace Charge Ltd	215	14%
Anhui Jinyang fluorine Chemical Ltd	157	10%
	$1,139	75%

As of December 31, 2010, receipts in advance totaled approximately $2,058,000, which consists of advances from 10 customers.

The following table shows the receipts in advance of the Company’s major customers (10% or more of consolidated receipts in advance) as of December 31, 2010:

	Receipts in advance	Percentage
Customer	(In thousands)	(%)
RuiPeng Mining Ltd	$1,514	74%

NOTE 18 - OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:

	December 31,
	2011	2010
	(In thousands)	(In thousands)
Accruals for payroll, bonus and other operating expenses	$841	$689
Payables for construction service vender	135	1,635
Others payables	1,796	1,729
	$2,772	$4,053

NOTE 19 - DUE TO RELATED PARTIES

Due to related parties consisted of the following:

	December 31,
	2011	2010
	(In thousands)	(In thousands)
Due to directors of the Company:
Ms. Xiaojing Yu, CEO of the Company (a)	$106	$102
Mr. Xueming Xu, Director of the Company (b)	13	12
Due to Mr. Xiaoming Yu, General Manager of Xiangzhen Mining (c)	127	431
Due to Mr. Mao Huang, a minority shareholder of Xingzhen Mining(d)	4	1,894
	$250	$2,439

(a)	Ms. Yu is the CEO of the Company.
(b)	Mr. Xu is a director of the Company.
(c	Mr. Yu is the General Manager of Xiangzhen Mining.
(d)	Mr. Huang is a minority shareholder of Xingzhen Mining.

NOTE 20 - Equity

Common Stock

We have 50,000,000 shares of common stock, par value $0.001, authorized. At December 31, 2011 and December 31, 2010 there were 32,285,973 shares and 27,974,514 shares of common stock issued and outstanding, respectively.

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

During the year ended December 31, 2011, we issued a total of 4,311,459 shares of our common stock comprised of: 2,836,883 shares to certain institutional investors in connection with the January 19, 2011 agreement discussed above, 1,074,576 shares as part of the Purchase Price for our acquisition of an 55% interest in Xinyi Fluorite, and 400,000 shares to its employees as share based on the 2009 Omnibus Long-term Incentive Plan.

After negotiations with the original shareholders of Xinyi Fluorite and as required by the Agreement in circumstances where the Company’s stock price has changed, the Company on February 13, 2012 issued an additional 1,139,128 shares of common stock to the original shareholders.

Common stock authorized and outstanding table

	Par value authorized	Granted date	Shares outstanding
Common stock at 01/01/2011	50,000,000		27,974,514
New shares issued to investors		01/19/2011	2,836,883
New shares issued as acquisition consideration		01/13/2011	1,074,576
New shares issued to employees based on the 2009 Omnibus Long-term Incentive Plan		06/20/2011	400,000
Common stock at 12/31/2011			32,285,973

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

The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.30 shares of common stock.  The purchase price is $7.05 per fixed combination.  The warrants are exercisable immediately following the closing date of the Offering and will remain exercisable for three years thereafter at an exercise price of $8.46 per share.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and in the event the Company issues or is deemed to issue shares of common stock for less than the exercise price then in effect.  The exercise price of the warrants has not been adjusted as of December 31, 2011 or the date of this filing.

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

During the year ended December 31, 2011, no warrants were exercised.

	Warrants to purchase The Company’s common stock	Average exercise price
	(Shares)	(In US dollars)
Outstanding warrants at January 19, 2011	851,066	$8.46
Warrants granted to the placement agent	68,085	10.15
Exercised	-	-
Expired	-	-
Outstanding warrants at December 31, 2011	919,151	$8.59

Common Stock Future issuance plan

On January 16, 2012, the Company through its subsidiary Xiangzhen Mining, entered into an equity transfer and capital increase agreement to acquire 60% of the equity interests of Wuchuan Dongsheng Mining Co., Ltd.(“Dongsheng Mining”), for total consideration of RMB 93 million in the form of 2,418,448 of the Company’s common stock and RMB 50 million (approximately US$ 7.88 million) in cash.

On February 7, 2012, the Company through its subsidiary Xiangzhen Mining purchased a 60% equity interest in Guizhou Qianshi Resources Development Co., Ltd.(“Qianshi Resources”), for RMB 6,000,000 in the form of 337,457 shares of the Company’s common stock.

On February 7, 2012, the Company through its subsidiary Xiangzhen Mining purchased a 60% equity interest in Yanhe Tujiazu Autonomous County Meilan Mining Co., Ltd.(“Meilan Mining”), for RMB 9,000,000 in the form of 506,186 shares of the Company’s common stock.

On March 21, 2012, the Company entered into a Securities Purchase Agreement (the “SPA”) with a certain institutional investors, pursuant to which the Company will offer up to an aggregate of $10 million of Series A Convertible Preferred Stock, and warrants to purchase approximately 1,960,785 shares of common stock of the Company (such offer being the “Offering”). Under the SPA, the investors may purchase up to an aggregate of 10,000 shares of preferred stock in the Offering. The initial conversion price of the preferred stock is $2.04, subject to anti-dilution adjustments. The Company has also agreed to grant to the placement agent at the initial closing of the Offering warrants to purchase 392,157 shares of common stock. The placement agent’s warrants shall have the same general terms as the warrants offered in the Offering, except that the exercise price will be 120% of the exercise price in the warrants offered in the Offering.

Available common stock in the future table

	Par value authorized	Shares outstanding	Available Shares
Available common stock at 12/31/2011	50,000,000	32,285,973	17,714,027
Will issue additional shares of common stock to the original shareholders of Xinyi Fluorite			(1,139,128)
Warrants granted in January 2011 to purchase the Company’s common stock			(919,151)
Will issue shares of common stock to the original shareholders of Dongsheng Mining			(2,418,448)
Will issue shares of common stock to the original shareholders of Qianshi Resources			(337,457)
Will issue shares of common stock to the original shareholders of Meilan Mining			(506,186)
Will issue shares to employees based on the 2009 Omnibus Long-term Incentive Plan			(800,000)
Series A Convertible Preferred Stock to purchase the Company’s common stock			(4,901,960)
Warrants granted in March 2012 to purchase the Company’s common stock			(2,352,942)
Available Common stock at 03/24/2012			4,298,755

NOTE 21 - DEFINED CONTRIBUTION RETIREMENT PLANS

As stipulated by the regulations of the PRC government, companies operating in the PRC must have defined contribution retirement plans for their employees. The PRC government is responsible for the pension liability of these retired employees. Commencing on January 1, 2002, the Company was required to make specified contributions to the state-sponsored retirement plan at 20% of the basic salary cost of their staff. Each of the employees of the PRC subsidiaries is required to contribute 6% of his/her basic salary to the retirement plan.

NOTE 22 - PRC STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company’s PRC subsidiaries were required to transfer 10% of their profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve and a percentage of not less than 5%, as determined by management, of the profit after tax to the public welfare fund. With the amendment to the PRC Companies Law which became effective on January 1, 2006, enterprises in the PRC are no longer required to transfer any profit to the public welfare fund. Any balance of public welfare fund brought forward from December 31, 2005 should be transferred to the statutory surplus reserve. The statutory surplus reserve is non-distributable. Approximately $60,000 was transferred as statutory reserve for the years ended December 31, 2011. There was no statutory reserve for the years ended December 31, 2010.

NOTE 23 - ASSET RETIREMENT OBLIGATIONS

According to the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” of the PRC, mining companies causing damages to cultivated land, grassland or forest are required to restore the land to a state approved by the local governments.

The Company has identified and recognized the asset retirement obligations related to the Company’s mining sites. The Company has deposited approximately $175,000 and $70,000, respectively , in the Company’s bank accounts for the years ended December 31, 2011 and 2010 as guaranteed funds for the company’s future asset retirement obligations.

NOTE 24 - ENVIRONMENTAL CHARGES

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

The Company’s mining operations are subject to “Natural Resource Compensation Charges”, but the rate at which the Company is charged varies in different cities in the PRC. Xiangzhen Mining, Xingzhen Mining and Xinyi Fluorite were charged at net revenue * 2%* a special index solely determined by the local government.

For the years ended December 31, 2011 and 2010, Natural Resource Compensation Charges were approximately $606,000 and $268,000, respectively.

NOTE 25 - OPERATING RISK

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

Products risk

The Company competes with larger companies, who have greater funds available for expansion, marketing, research and development and for attracting more qualified personnel. There can be no assurance that the Company will remain competitive with larger competitors.

Exchange risk

The Company cannot guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of PRC Renminbi (RMB) to U.S. Dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

Political risk

Currently, the PRC is in a period of growth and is openly promoting business development in order to bring more business into the PRC. Additionally, the PRC allows a PRC corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company’s ability to operate in the PRC could be affected.

Key personnel risk

The Company’s future success depends on the continued services of its executive management in China. The loss of any of their services would be detrimental to the Company and could have an adverse effect on its business development. The Company does not currently maintain key-man insurance for its key employees. Future success is also dependent on the ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing.

Non-compliance with financing requirements

The Company might need to obtain future financings that require timely filing of registration statements, and have declared effective those registration statements, to register the shares being offered by the selling stockholders in future financings. The Company might be subject to liquidated damages and other penalties if it obtains future financings requiring registration statements without having those registration statements filed and declared effective in a prompt manner.

NOTE 26 - COMMITMENTS AND CONTINGENCIES

General

The Company accounts for contingencies, using FASB issued guidance. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could have been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

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

Environmental matters

Environmental laws and regulations to which the Company is subject as it progresses from the development stage to the production stage mandate additional concerns and requirements of the Company. Failure to comply with applicable laws, regulations and permits can result in injunctive actions, damages and civil and criminal penalties. The laws and regulations applicable to the Company's activities change frequently and it is not possible to predict the potential impact on the Company due to any such future changes.

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

Capital commitment

The following table shows the Company Contracted unpaid purchases which have not been received as of:

	December 31,
	2011	2010
	(In thousands)	(In thousands)
Purchase of machinery - within one year	$-	$27
Acquisition or construction of buildings-within one year	-	36
	$-	$63

NOTE 27 - CONCENTRATION OF CUSTOMERS AND SUPPLIERS

Substantially all of the Company’s bank accounts in banks located in the PRC are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S. banks. The Company did not maintain any funds in U.S. banks as of December 31, 2011 and 2010.

The Company is operating in China, which may give rise to significant foreign currency risks from fluctuations and the degree of the volatility of foreign exchange rates between the U.S. Dollar and the RMB.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables, the balances of which are stated on the balance sheet. The Company places its cash in highly credible financial institutions; however, such funds are not insured in the PRC.

The Company had three main customers who contributed approximately $18,682,000 or 61% of the Company’s consolidated net revenue for the year ended December 31, 2011. For the same period of 2010 the Company had two main customers who contributed approximately $7,527,000 or 65% of the Company’s consolidated net revenue.

The following table shows revenue from the Company’s major customers (10% or more of consolidated net revenue) for the year ended December 31, 2011:

	Revenue	Percentage
Customer	(In thousands)	(%)
Ningxia Jinhe chemistry Ltd	$9,117	30%
Ruipeng Mining Ltd	4,981	16%
Henan Zhongse Ltd	4,585	15%
	$18,683	61%

The following table shows revenue from the Company’s major customers (10% or more of consolidated net revenue) for the year ended December 31, 2010:

	Revenue	Percentage
Customer	(In thousands)	(%)
Ruipeng Mining Ltd	$3,601	31%
Ningxia Jinhe Ltd	3,926	34%
	$7,527	65%

As of December 31, 2011, accounts receivable totaled approximately $3,332,000, net of allowance for doubtful accounts, and consisted of receivables from 6 customers.

The following table shows the distribution of receivables amongst the Company’s major customers (10% or more of consolidated accounts receivable, net) as of December 31, 2011:

	Receivables	Percentage
Customer	(In thousands)	(%)
Ningxia Jinhe Ltd	$1,874	56%
Shandong Bofeng Lizhong	767	23%
Henan Zhongse Ltd	527	16%
	$3,168	95%

As of December 31, 2010, accounts receivable totaled approximately $162,000, net of allowance for doubtful accounts, and consisted of receivables from 2 customers.

The following table shows the distribution of receivables amongst the Company’s major customers (10% or more of consolidated accounts receivable, net) as of December 31, 2010:

	Receivables	Percentage
Customer	(In thousands)	(%)
Laiwu Steel, Ltd.	$102	63%
Handan Hongzhi Ltd	60	37%
	$162	100%

As of December 31, 2011, receipts in advance totaled approximately $1,528,000, which consists of receipts in advance from 15 customers.

The following table shows the receipts in advance of the Company’s major customers (10% or more of consolidated receipts in advance) as of December 31, 2011:

	Receipts in advance	Percentage
Customer	(In thousands)	(%)
Inner Mongolia Huadesanli Trading Ltd	$472	31%
Weichang Jintai Mining Ltd	295	20%
Houma Huatai Furnace Charge Ltd	215	14%
Anhui Jinyang fluorine Chemical Ltd	157	10%
	$1,139	75%

As of December 31, 2010, receipts in advance totaled approximately $2,058,000, which consists of receipts in advance from 10 customers.

The following table shows the receipts in advance of the Company’s major customers (10% or more of consolidated receipts in advance) as of December 31, 2010:

	Receipts in advance	Percentage
Customer	(In thousands)	(%)
RuiPeng Mining Ltd	$1,514	74%

In the years 2011 and 2010, the Company had no concentrated suppliers.

NOTE 28 - RELATED PARTY TRANSACTION

On April 12, 2011, the Company through its subsidiary Qianzhen Mining entered into an equity transfer agreement to sell its 60% equity interest Qingshan Metal to a Chinese citizen Mr. Mao Huang, a minority shareholder of Xingzhen Mining.

In December 2011, the Company transferred the 5.15%-interest note payable from Ms. Yanling Ding to Mr. Mao Huang, a minority shareholder of Xingzhen Mining. The amount due under the note was approximately equivalent to the amount owed by Mr. Mao Huang to the Company..

There were no other related party transactions for the years ended December 31, 2011 and 2010, except for the loan and repayment to the related parties. (See Note 19)

NOTE 29 - SEGMENT INFORMATION

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and evaluating their performance. The Company has two operating segments identified by product, “fluorite” and “nonferrous metals”. The fluorite segment consists of our fluorite extraction and processing operations conducted through the Company’s subsidiaries, Xiangzhen Mining and Xinyi Fluorite. The nonferrous metals segment consists of the Company’s copper, zinc, lead and other nonferrous metal exploration, extraction and processing activities conducted through the Company’s subsidiaries, Qianzhen Mining and Xingzhen Mining.

The Company primarily evaluates performance based on income before income taxes and excluding non-recurring items.

The segment data presented below was prepared on the same basis as the Company’s consolidated financial statements.

Year ended December 31, 2011	Fluorite	Nonferrous metals	Consolidated
Segment revenue	$25,571	$4,980	$30,551
Inter-segment revenue	-	-	-
Revenue from external customers	$25,571	$4,980	$30,551

Segment income (loss)	$6,992	$(3,247)	$3,745

Unallocated corporate loss			(2,218)
Income from continuing operations before income taxes and minority interests			1,527
Income tax expenses			(1,235)
Loss from discontinuing operations before income taxes and minority interests			$(89)
Net income			$203

Total segment assets	$79,076	$15,392	$94,468
Inter-segment receivables	(12,660)	2,966	(9,694)
	$66,416	$18,358	$84,774
Other unallocated corporate assets			542
			$85,316
Other segment information:
Depreciation and amortization	$3,183	$988	$4,171
Expenditure for segment assets	$3,475	$1,718	$5,193

Year ended December 31, 2010	Fluorite	Nonferrous metals	Consolidated
Segment revenue	$8,012	$3,600	$11,612
Inter-segment revenue	-	-	-
Revenue from external customers	$8,012	$3,600	$11,612

Segment loss	$(436)	$(2,444)	$(2,880)

Unallocated corporate income (loss)			$(215)
Loss from continuing operations before income taxes and minority interests			$(3,095)
Income tax expenses			-
Loss from discontinuing operations before income taxes and minority interests			(193)
Net loss			(3,288)

Total segment assets	$37,616	$25,826	$63,442
Inter-segment receivables	(12,175)	(8,343)	(20,518)
	$25,441	$17,483	$42,924
Assets —discontinuing operations			1,188
Other unallocated corporate assets			80
			$44,192
Other segment information:
Depreciation and amortization	$1,488	$946	$2,434
Expenditure for segment assets	$1,455	$644	$2,099

The following summarizes identifiable assets by geographic area:

	December 31,
	2011	2010
	(In thousands)	(In thousands)
China	$84,774	$44,112
Unallocated corporate assets	542	80
	$85,316	$44,192

The following summarizes net income (loss) by geographic area:

	Year Ended December 31,
	2011	2010
	(In thousands)	(In thousands)
China	$2,421	$(3,073)
Unallocated corporate operating income (loss)	(2,218)	(215)
	$203	$(3,288)

NOTE 30 - OTHER INCOME, NET

		Year Ended December 31,
		2011	2010
		(In thousands)	(In thousands)
Penalty income	(a)	$147	$-
Liabilities exemption		-	300
Exchange gain		-	235
Gain (loss) on disposal of fixed assets		-	(19)
Donation		(178)	-
Others		(9)	(44)
		$(40)	$472

(a)	Penalty income was mainly attributable to the recovery of certain “short-swing” profits accidentally realized by one of our directors. The director has been fully disgorged of such profits via Section 16(b) of the Securities Exchange Act of 1934, as amended.

NOTE 31 - INCOME TAXES

The Company and its subsidiaries file separate income tax returns, mainly in the U.S. and PRC.

The United States of America

The Company is incorporated in the State of Nevada in the U.S., and is subject to U.S. federal corporate income tax at gradual rates of up to 35%.

PRC

The PRC’s statutory income tax rate is 25%. The Company’s PRC subsidiary and consolidated variable entities are subject to PRC income tax at 25% unless otherwise specified.

The components of earnings (losses) before income taxes are as follows:

	Year Ended December 31,
	2011	2010
	(In thousands)	(In thousands)
China	$3,656	$(3,073)
Unallocated corporate operating income (loss)	(2,218)	(215)
	$1,438	$(3,288)

The Company’s income tax benefit (expenses) consists of:

	For the Year ended December 31,
	2011	2010
	(In thousands)	(In thousands)
Current: tax expense	$1,235	$-
Deferred: tax expense	-	-
	$1,235	$-

A reconciliation of the provision for income taxes determined at the statutory average state and local income tax to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2011	2010
	(In thousands)	(In thousands)
Expected income tax expense at statutory US rate of 35%	$503	$1,151
Current year US loss not utilized	776	-
Current year China loss not utilized	1,486	(777)
Prior year PRC losses utilized in current year	(1,094)	-
Income tax rate difference between US and PRC statutory rates	(477)	(309)
Non-deductible expense	-	(65)
Other	41	-
	$1,235	$-

The Company’s parent, China Shen Zhou Mining & Resources, Inc., and its subsidiary AFMG, are incorporated in the United States and have incurred an aggregate net operating loss of approximately $6,122,000 for income tax purposes through subsidiary December 31, 2011, subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. The net operating loss carries forward for United States income taxes, and may be available to reduce a future years’ taxable income. These carryforwards will expire, if not utilized, in 2031. Management believes that the realization of the benefits from these losses appears unlikely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit of approximately $2,143,000 to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2011 and 2010 are presented below:

	Years ended December 31,
	2011	2010
	(In thousands)	(In thousands)

Deferred tax asset:
Net operating loss	$2,143	$1,367
Less: Valuation at deferred tax asset	(2,143)	(1,367)
	$-	$-
Deferred tax liabilities
Convertible debt extinguishment	$(200)	$(200)
	$(200)	$(200)

NOTE 32 - EARNINGS PER SHARE

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share from continuing and discontinued operations for the periods presented (amounts in thousands, except per share data):

	Years ended December 31,
	2011	2010
	(In thousands, except per share data)	(In thousands, except per share data)
Income (loss) from continuing operations available to common shareholders:
-Basic and Diluted	$435	$(3,095)

Loss from discontinued operations available to common shareholders:
-Basic and Diluted	$(89)	$(193)
Weighted average number of shares:
-Basic and Diluted	31,369	27,902

Earnings per share from continuing operations
-Basic and Diluted	$0.01	$(0.11)

(Loss) income per share from discontinued operations
- Basic and Diluted	$(0.00)	$(0.01)

For the year ended December 31, 2011, the warrants were excluded from the diluted earnings per share calculation because their exercise prices were higher than the average market price of the Company’s common stock.

NOTE 33 - SUBSEQUENT EVENT

On January 16, 2012, the Company through its subsidiary Xiangzhen Mining, entered into an equity transfer and capital increase agreement to acquire 60% of the equity interests of Wuchuan Dongsheng Mining Co., Ltd., a company based in Wuchuan Yilao and Miao Autonomous County, Zunyi City, in the province of Guizhou, People’s Republic of China.

On February 7, 2012, the Company through its subsidiary Xiangzhen Mining purchased a 60% equity interest in Guizhou Qianshi Resources Development Co., Ltd., Yanhe Tujiazu Autonomous County, Tongren City, Guizhou Province.

On February 7, 2012, the Company, through its subsidiary Xiangzhen Mining purchased a 60% equity interest in Yanhe Tujiazu Autonomous County Meilan Mining Co., Ltd., a company based in Yanhe Tujiazu Autonomous County, Tongren City, Guizhou Province.

On February 13, 2012 the Company issued an additional 1,139,128 shares of common stock to the original Sellers of Xinyi Fluorite.

On February 28, 2011, the Company’s 9.76% note payable in an amount of approximately $2,536,000 to Baiyin Credit Union matures on May 9, 2012, guaranteed by the bank drafts of the Company.

On March 21, 2012, the Company entered into a Securities Purchase Agreement (the “SPA”) with a certain institutional investors, pursuant to which the Company will offer up to an aggregate of $10 million of Series A Convertible Preferred Stock, and warrants to purchase approximately 1,960,785 shares of common stock of the Company (such offer being the “Offering”). Under the SPA, the Investors may purchase up to an aggregate of 10,000 shares of preferred stock in the Offering. The initial conversion price of the preferred stock is $2.04, subject to anti-dilution adjustments.   The Company has also agreed to grant to the placement agent at the initial closing of the Offering warrants to purchase 392,157 shares of common stock. The placement agent’s warrants shall have the same general terms as the warrants offered in the Offering, except that the exercise price will be 120% of the exercise price in the warrants offered in the Offering.

