Form 10-Q
period 2012-03-31
CHINA SHEN ZHOU MINING & RESOURCES, INC.
filed 2012-05-14
CIK 790024

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

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

As of May 10, 2012, the Registrant had 38,347,523 shares of common stock outstanding.

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

China Shen Zhou Mining & Resources, Inc.

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

CHINA SHEN ZHOU MINING & RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$5,057	$5,569
Notes receivable, net	546	1,019
Accounts receivable, net	402	3,332
Advances to suppliers	2,378	1,833
Acquisition deposit	-	2,359
Other deposits	832	258
Inventories	9,907	7,479
Due from related parties	1,913	-
Restricted assets	11,854	2,536
Deferred financing costs	802	-
Total current assets	33,691	24,385

Restricted assets	278	175
Prepayment for vehicle rent	423	443
Property, machinery and mining assets, net	83,595	60,313
Total assets	$117,987	$85,316

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,788	$3,324
Short term loans	18,621	11,996
Receipts in advance	3,938	1,528
Other payables and accruals	4,195	2,772
Government loan	1,630	-
Acquisition payable	5,676	-
Convertible preferred stock	5,000	-
Derivative liabilities	4,032	-
Due to related parties	493	250
Taxes payable	2,126	1,877
Total current liabilities	49,499	21,747

Long term loans	1,741	-
Total liabilities	51,240	21,747

STOCKHOLDERS’ EQUITY:

Convertible preferred stock ($0.001 par value; 10,000 shares authorized; 5,000 shares and 0 shares issued and outstanding as of March 31, 2012 and December 31, 2011 respectively)	-	-
Common stock ($0.001 par value; 50,000,000 shares authorized; 33,610,207 shares and 32,285,973 shares issued and outstanding as of March 31, 2012 and December 31, 2011 respectively)	34	32
Additional paid-in capital	55,621	58,425
Statutory reserves	1,732	1,732
Accumulated other comprehensive income	6,496	6,109
Accumulated deficit	(16,521)	(13,344)
Stockholders' equity - China Shen Zhou Mining & Resources, Inc. and Subsidiaries	47,362	52,954
Noncontrolling interest	19,385	10,615
Total stockholders’ equity	66,747	63,569
Total liabilities and stockholders’ equity	$117,987	$85,316

The accompanying notes are an integral part of these unaudited consolidated financial statements.

  CHINA SHEN ZHOU MINING & RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands, except per share data)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)
Net revenue	$1,506	$1,896
Cost of sales	862	1,232
Gross profit	644	664

Operating expenses:
Selling and distribution expenses	24	36
General and administrative expenses	2,862	2,190
Provision for doubtful accounts	69	(90)
Total operating expenses	2,955	2,136

Net loss from operations	(2,311)	(1,472)

Other income (expense):
Interest expense	(508)	(145)
Warrant modification	(578)	-
Fair value change at derivative liabilities	(29)	-
Other, net	(25)	(42)
Total loss	(1,140)	(187)

Loss from continuing operations before income taxes	(3,451)	(1,659)

Income tax expenses	-	-

Loss from continuing operations	(3,451)	(1,659)

Discontinued operations:
Loss from operations of discontinued component, net of taxes	-	(4)
Loss from discontinued operations	-	(4)

Net loss	(3,451)	(1,663)
Add: Noncontrolling interests attributable to the noncontrolling interests	279	55
Less: Preferred stock dividends	(5)	-
Net loss - attributable to China Shen Zhou Mining & Resources, Inc. and Subsidiaries	(3,177)	(1,608)

Other comprehensive income:
Foreign currency translation adjustments	387	157
Comprehensive loss	$(2,790)	$(1,451)

Net loss per common share – basic and diluted
From continuing operations	$(0.10)	$(0.05)
From discontinued operations	-	(0.00)
	$(0.10)	$(0.05)

Weighted average common shares outstanding
- Basic and Diluted	32,891	30,055

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share data)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,177)	$(1,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from operations of discontinued component, net of income tax benefits	-	4
Provision for doubtful accounts	69	(90)
Warrant modification	578	-
Deemed dividend expense	5	-
Amortization of warrants attached to preferred stock	17	-
Amortization of deferred financing costs for preferred stock	29	-
Fair value change at derivative liabilities	29	-
Depreciation and amortization	1,053	746
Noncontrolling interests	(279)	(55)
Changes in operating assets and liabilities:
(Increase) decrease in -
Notes receivable	480	-
Accounts receivable	3,675	145
Advances to suppliers	(202)	(1,354)
Other deposits	(399)	(434)
Prepayment for vehicle rent	23
Prepayment for office rent	-	51
Inventories	(1,941)	(1,479)
Restricted assets	(9,320)	(100)
Increase (decrease) in -
Accounts payable	(510)	(1,117)
Receipts in advance	1,530	1,212
Other payables and accruals	(1,473)	(1,977)
Taxes payable	(911)	(353)
Net cash used in operating activities from continuing operations	(10,724)	(6,409)
Net cash used in operating activities from discontinued operations	-	(30)
Net cash used in operating activities	(10,724)	(6,439)
Cash flows from investing activities:
Purchases of property, machinery and mining assets	(267)	(367)
Acquisition of subsidiaries, net of cash and cash equivalents acquired	-	(3,250)
Net cash used in investing activities	(267)	(3,617)
Cash flows from financing activities:
Due to related parties	(1,896)	(1,908)
Proceeds from issuance of common stock	-	20,000
Issuance costs of common stock	-	(1,516)
Proceeds from convertible preferred stock	5,000	-
Proceeds from warrants	224	-
Issuance costs of convertible preferred stock	(320)	-
Repayment at short-term loans	(8,246)	(6,611)
Proceeds from short-term loans and long-term loans	15,668	6,366
Net cash provided by financing activities	10,430	16,331

Foreign currency translation adjustment	49	(95)

Net (decrease) increase in cash and cash equivalents	(512)	6,180

Cash and cash equivalents at the beginning of the period	5,569	1,546
Cash and cash equivalents at the end of the period	$5,057	$7,726

Non-cash investing and financing activities
Additional Shares issued to Acquire Xinyi Fluorite	$1	$-

Supplemental disclosures of cash flow information:
Cash paid for interest expenses	$259	$96
Cash paid for income tax	$23	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Shen Zhou Mining & Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND ORGANIZATION

China Shen Zhou Mining & Resources, Inc. and its subsidiaries (collectively known as the “Company” or “we”) are principally engaged in the exploration, development, mining, and processing of fluorite, barite, zinc, lead, copper, and other nonferrous metals in the People’s Republic of China (“PRC” or “China”).

At March 31, 2012, the subsidiaries of China Shen Zhou Mining & Resources, Inc. were as follows:

Name	Domicile and Date of Incorporation	Paid-in Capital		Percentage of Effective Ownership	Principal Activities

American Federal Mining Group, Inc. (“AFMG”)	Illinois November 15, 2005	USD	10	100%	Investments holdings

Inner Mongolia Xiangzhen Mining Industry Group Co. Ltd. (“Xiangzhen Mining”)	The PRC July 3, 2002	RMB	88,860,699	100%	Acquisition, exploration and extraction, and development of natural resource properties

Inner Mongolia Wulatehouqi Qianzhen Ore Processing Co., Ltd. (“Qianzhen Mining”)	The PRC September 22, 2002	RMB	37,221,250	100%	Sales and processing of nonferrous metals and chemical products

Xinjiang Buerjin County Xingzhen Mining Company (“Xingzhen Mining”)	The PRC April 10, 2006 (Acquired on April 28, 2006)	RMB	50,000,000	90%	Exploration of solid metals, processing and sales of mining products

Jinde Xinyi Fluorite Company (“Xinyi Fluorite”)	The PRC September 18, 2003 (Acquired on January 13, 2011)	RMB	3,200,000	55%	Extraction, processing and sales of fluorite products

Wuchuan Dongsheng Mining Co., Ltd. (“Dongsheng Mining”)	The PRC December 13, 1999 (Acquired on January 16, 2012)	RMB	3,000,000	60%	Extraction, processing and sales of fluorite and barite products

Guizhou Qianshi Resources Development Co., Ltd.(“Qianshi Resources”)	The PRC April 30, 2005 (Acquired on February 7, 2012)	RMB	1,000,000	60%	Extraction, processing and sales of fluorite and barite products

Yanhe Tujiazu Autonomous County Meilan Mining Co., Ltd.(“Meilan Mining”)	The PRC November 20, 2007 (Acquired on February 7, 2012)	RMB	1,334,000	60%	Extraction and sales of fluorite and barite products

NOTE 2- BASIS OF PRESENTATION

These consolidated financial statements for interim periods are unaudited. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States of America.  These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 27, 2012.

NOTE 3 – ACQUISITION

On January 16, 2012, the Company through its subsidiary Xiangzhen Mining entered into an equity transfer and capital increase agreement (the “Wuchuan Agreement”) to acquire 60% of the equity interests of Dongsheng Mining.

Pursuant to the Wuchuan Agreement, the Company acquired the equity from the two shareholders of Dongsheng Mining (Gang Liu, a Chinese citizen, and Qiang Liu, a Chinese citizen) for total consideration in the amount of RMB 93 million (approximately US$ 14.65 million) (the “Purchase Price”). The Purchase Price comprised RMB 43 million (approximately US$ 6.77 million) of the Company’s common stock and RMB 50 million (approximately US$ 7.90 million) in cash.

On February 7, 2012, the Company through its subsidiary Xiangzhen Mining purchased a 60% equity interest in Qianshi Resources, from Qianshi Resources’ two shareholders (Gang Liu and Guojian Zhou, a Chinese citizen) for RMB 6,000,000 (approximately US$ 0.94 million) in the form of 337,457 shares of the Company’s common stock. On February 7, 2012, the Company through its subsidiary Xiangzhen Mining also purchased a 60% equity interest in Meilan Mining, from Meilan Mining’s shareholder (Gang Liu) for RMB 9,000,000 (approximately US$ 1.42 million) in the form of 506,186 shares of the Company’s common stock.

By April 15, 2012, the Company had paid cash amounting to RMB 50 million (approximately US$ 7.90 million) to increase the capital of Dongsheng Mining. On May 2, 2012, 3,262,091 shares of the Company’s common stock were issued to the original shareholders of Dongsheng Mining, Meilan Mining, and Qianshi Resources. The fair value of the Company’s common stock on the date of the transaction was $1.74. As a result, we recorded a total of $13,573,000 of transaction costs in connection with the acquisition of Dongsheng Mining, Meilan Mining, and Qianshi Resources.

Below are tables containing the preliminary estimated purchase price allocations for Dongsheng Mining, Meilan Mining, and Qianshi Resources:

	Shares	Price per share
Fair value of the Company’s stock will be issued - Dongsheng Mining (Issued on May 2, 2012)	2,418,448	$1.74	$4,208,000
Fair value of the Company’s stock will be issued - Qianshi Resources (Issued on May 2, 2012)	506,186	1.74	587,000
Fair value of the Company’s stock will be issued - Meilan Mining (Issued on May 2, 2012)	337,457	1.74	881,000
			5,676,000
Cash			7,897,000
Total purchase price			$13,573,000

Fair value of acquired assets and liabilities:
Net assets acquired			$6,860,000
Estimated fair value of identifiable extraction rights			18,269,000
Cash consideration will be invested to increase the stockholders' equity			7,897,000
Liabilities			(10,404,000)
			22,622,000
Acquisition of 60% share			60%
			13,573,000
Purchase price			13,573,000
Goodwill			$-

			Noncontrolling Interests
			$22,622,000
			40%
			$9,049,000

The fair value of identifiable extraction rights of Dongsheng Mining, Meilan Mining, and Qianshi Resources were estimated according to the 2011 mineralized material evaluation report. In 2012, exploration activities will be finished to renovate the mines of Dongsheng Mining, Meilan Mining, and Qianshi Resources, and the fair value of identifiable extraction rights will be determined according to the 2012 mineralized material evaluation report. Once determined, the Company will record the acquisition at fair value. In addition, the full value of their share of the noncontrolling interest in Dongsheng Mining, Meilan Mining, and Qianshi Resources will be reflected upon completion of the valuation.

The unaudited pro forma consolidated results of Dongsheng Mining, Meilan Mining, and Qianshi Resources's operations for the first quarter of 2012 did not have material difference with the unaudited consolidated statement of operations for the three months ended March 31, 2012.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Dongsheng Mining, Meilan Mining, and Qianshi Resources had occurred during the period of January 1, 2011 through March 31, 2011:

Net revenue	$2,690
Cost of sales	1,811
Gross profit	879

Operating expenses:
Selling and distribution expenses	44
General and administrative expenses	2,667 (a)
Provision for doubtful accounts	(43)
Total operating expenses	2,668

Net loss from operations	(1,789)

Other income (expense):
Interest expense	(217)
Investment loss	(46)
Other, net	(85)
Total other loss	(348)

Loss from continuing operations before income taxes	(2,137)

Income tax benefits	41

Loss from continuing operations	(2,096)

Discontinued operations :
Loss from operations of discontinued component, net of taxes	(4)
Loss from discontinued operations	(4)

Net loss	(2,100)
Add: Noncontrolling interests attributable to the noncontrolling interests	230 (b)
Net loss - attributable to China Shen Zhou Mining & Resources, Inc. and Subsidiaries	(1,870)

Other comprehensive income:
Foreign currency translation adjustments	157
Comprehensive loss	$(1,713)

Net loss per common share – basic and diluted
From continuing operations	$(0.06)
From discontinued operations	(0.00)
$(0.06)

Weighted average common shares outstanding
- Basic and Diluted	33,317 (c)

(a)	Includes amortization of acquired intangible assets of approximately $207,000 based on the unit-of-production method.
(b)	Noncontrolling interest of 40% of ownership in Dongsheng Mining, Meilan Mining, and Qianshi Resources for purpose of pro forma. Upon final evaluation of assets acquired, the Company will reflect the proper value of the noncontrolling interest.
(c)	Assumes 3,262,091 common shares issued for the purchase of Dongsheng Mining, Meilan Mining, and Qianshi Resources were outstanding for the entire three month pro forma period.

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

Pursuant to the Agreement, Qianzhen Mining sold all of its Equity in Qingshan Metal to the Investor for total consideration in the amount of RMB 8.5 million (approximately $1.3 million) (the “Transfer Price”). The payment of the Transfer Price offset the debt owed by Qianzhen Mining to the Investor. Qianzhen Mining no longer holds any equity interests in Qingshan Metal.

The Company has recorded a loss from operations of discontinued component, net of income taxes, of approximately $4,000 for the three months ended March 31, 2011. In accordance with Accounting Standard Codification (“ASC”) 360 (Formerly FAS 144) of Financial Accounting Standards Board (“FASB”), Accounting for Impairment or Disposal of Long-Lived Assets, the Company has reflected Qingshan Metal’s results of operations in the consolidated statements of operations through the date of the sale as discontinued operations for all periods presented. The cash flows of discontinued operations also have been reclassified.

The following table presents the revenue, net loss from discontinued operations and on disposal of Qingshan Metal for the periods presented:

	Three months Ended March 31,
	2012		2011
	(In thousands)		(In thousands)
Revenue		$-	$-

Net loss from discontinued operations,	$	Not Applicable	$(4)

Net loss on disposal of subsidiary	$	Not Applicable	$ Not Applicable

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

Basis of Preparation

The accompanying consolidated financial statements have been prepared in conformity with US GAAP. The basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the accounting principles of the PRC (“PRC GAAP”). The Company’s functional currency is the Chinese Renminbi (“RMB”); however the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). All significant inter-company transactions and balances have been eliminated.

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

Deferred Financing costs

Deferred financing costs represent legal, due diligence and other direct costs incurred to raise capital or obtain debt. Direct costs include only “out-of-pocket” or incremental costs directly related to the effort, such as a finder’s fee and accounting and legal fees. These costs will be capitalized if the efforts are successful, or expensed when unsuccessful. Indirect costs are expensed as incurred. Deferred financing costs related to convertible preferred stock are amortized over the life of the debt. Deferred financing costs related to issuing equity are charged to Paid in Capital. The treatment of issuance costs on liability for which the Company has elected the fair value option is further described in “Debt or derivative liabilities recorded at fair value” below.

Derivative Financial instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible promissory note instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under FASB ASC 815, Derivatives and Hedging (“ASC 815”) to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

Freestanding warrants issued by the Company in connection with the issuance or sale of debt and equity instruments are considered to be derivative instruments, and are evaluated and accounted for in accordance with the provisions of ASC 815. Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability.

On January 19, 2011, the Company agreed to sell to certain institutional investors 2,836,883 shares of the Company’s common stock and warrants to purchase up to 851,066 shares of the Company’s common stock in a registered direct public offering. The warrants were exercisable immediately following the closing date of the Offering and will remain exercisable for three years thereafter at an exercise price of $8.46 per share.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and in the event the Company issues or is deemed to issue shares of common stock for less than the exercise price then in effect.   The Company also granted to the placement agent at the closing of the Offering warrants to purchase that number of shares of our common stock equal to 8% of the aggregate number of shares underlying the warrants placed in the Offering.  The Placement Agent’s Warrants had the same terms as the warrants offered in the Offering, except that the initial exercise price was 120% of the exercise price in the warrants offered in the Offering.  On March 21, 2012, the exercise price of the warrants was adjusted to $1.21 and these warrants have been reclassified from equity to a derivative liability for their future fair market value. The valuation of warrants, as a derivative liability, will be valued at market. Under ASC 815, the warrants will be carried at fair value and adjusted during each reporting period subsequent to reclassification to a derivative liability from that of an equity instrument.

On March 21, 2012, the Company entered into a Securities Purchase Agreement (the “2012 SPA”) with certain institutional Investors, pursuant to which the Company will offer up to an aggregate of $10 million of Series A Convertible Preferred Stock, $0.001 par value per share (the “Preferred Stock”) and warrants to purchase approximately 1,960,785 shares of common stock of the Company, par value $0.001 per share. Under the SPA, the Investors may purchase up to an aggregate of 10,000 shares of Preferred Stock in the Offering. FT Global Capital, Inc. acted as the sole placement agent for the transaction. The Company has also agreed to grant to the placement agent at the Initial Closing of the Offering warrants to purchase 392,157 shares of common stock. The Placement Agent’s Warrants shall have the same general terms as the Warrants offered in the Offering, except that the initial exercise price was 120% of the initial exercise price in the Warrants offered in the Offering.

The Company will issue the Preferred Stock and Warrants in two $5 million tranches. Upon the closing of the first tranche on Monday, March 26, 2012, the Investors purchased $5.0 million of newly issued Preferred Stock and related Warrants. Each of the initial purchasers, at their option, may purchase their allocation of Preferred Stock in the second tranche by delivery of written notice to the Company at any time prior to the first anniversary of the initial closing date. Subject to the satisfaction of certain conditions, the Company may force the initial purchasers to purchase the Preferred Stock in the second tranche at any time after the satisfaction of such conditions and prior to the four month anniversary of the initial closing date. In order for the Company to trigger the mandatory purchase requirement, the Company must obtain shareholder approval as may be required by the NYSE Amex and the Company must also satisfy certain other conditions.

The rights, preferences and privileges of the Preferred Stock are set forth in the Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock, that the Company filed with the Secretary of State of the State of Nevada on March 26, 2012. The initial conversion price of the preferred stock was $2.04 (the “Conversion Price”), subject to anti-dilution adjustments.

The Preferred Stock will amortize in installment payments, which will be payable in common stock, subject to certain equity conditions, or, at the Company’s discretion, in cash. The dividend rate on the Preferred Stock is 5% per annum, payable quarterly in common stock, subject to certain equity conditions, or, at the Company’s discretion, in cash.

At the closing of the initial tranche, the Investors received warrants to purchase, in the aggregate, approximately 1,960,785 shares of common stock, which are exercisable for 42 months beginning on the initial closing date (including warrants to purchase approximately 980,393 shares of common stock, which were paid as additional consideration for the commitment of the initial purchasers to fund the second tranche). No additional warrants will be issued upon the consummation of the second tranche. The warrants have an initial exercise price of $2.04, and are subject to anti-dilution adjustments.

The Company accounted for the embedded conversion features included in its Series A Preferred Stock as well as the related warrants issued during 2012 and the warrants issued in connection with the issuance of the Company’s shares of Common stock during 2011 as derivative liabilities through March 31, 2012. The aggregate fair value of derivative liabilities at March 31, 2012 amounted to $4,032,000.

Equity Investment

The Company accounts for its equity investment using the equity method unless its value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. The Company reviews its investment periodically for impairment and makes appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During its review, the Company evaluates the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectation, could result in additional other-than-temporary losses in future periods. As of March 31, 2012, the Company had accrued 100% impairment provision of $1,836,000.

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

Once a mine is considered to be in the development or production stage, major development costs are amortized using the UOP method based on the estimated recoverable volume of the mineralized material. The Company determines whether a mine is in development or production stage based upon standard mining industry practices in the PRC. Given that commencing development and production at mining properties prior to establishing proven and probable reserves (to the extent necessary to meet the definition under Industry Guide 7), and often after only establishing inferred resources, is standard business practice in the mining industry in the PRC, the Company believes it is appropriate to account for the Xiangzhen Mining property as a production-stage operation and to account for the Xingzhen Mining, Xinyi Fluorite, Dongsheng Mining, Meilan Mining and Qianshi Resources properties as development-stage projects.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements are as follows:

	March 31, 2012	December 31, 2011
Balance sheet items, except for the registered and paid-up capital and retained earnings, as of the period ended	US$1=RMB6.3185	US$1=RMB6.3585

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011
Amounts included in the statements of operations and statements of cash flow for the period	US$1=RMB6.3089	US$1=RMB6.5713

For the Three Months Ended March 31, 2012 and 2011, foreign currency translation adjustment is approximately $387,000 and $157,000 respectively, have been reported as comprehensive income in the consolidated statement of comprehensive income.

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

Asset Impairment – Long-lived Assets

The Company reviews and evaluates its long-lived assets including property, machinery and mining assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable metals, corresponding expected commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital, all based on life-of-mine plans. Existing proven and probable reserves and value beyond proven and probable reserves are included when determining the fair value of mine site reporting units acquired and, subsequently, in determining whether the assets are impaired. The term “recoverable metals” refers to the estimated amount of metals that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable metals from such exploration stage metal interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will differ significantly from the estimates, as actual future quantities of recoverable metals, prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties. Accumulated impairment provisions of $1,080,000 and $1,073,000, respectively for the years ended March 31, 2012 and December 31, 2011 were recorded for the property and machinery of Qianzhen Mining.

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

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, restricted assets, accounts payable, other payables and accruals, short-term bank loans, convertible preferred stock, derivative liabilities, and other current liabilities.

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

Comprehensive Income (Loss)

Accumulated other comprehensive income includes foreign currency translation adjustments. Total comprehensive loss for the first quarter ended March 31, 2012 and 2011 was approximately ($2,790,000) and ($1,451,000), respectively.

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

NOTE 6 – NOTES RECEIVABLE

At March 31, 2012 and December 31, 2011, notes receivable were approximately $546,000 and $1,019,000, respectively. Notes receivable are consisted of bank’s acceptance bills from customers for the purchase of the Company’s products. Bank’s acceptance bills are accepted by the remitters’ banks, that entitle the holders to receive the full face amount from the banks at maturity, bear no interest and generally ranges from three to six months from the date of issuance. The Company can also endorse a bank’s acceptance bill as payment to its suppliers before the bank’s acceptance bill maturity date.

NOTE 7 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31, 2012	December 31, 2011
	(In thousands)	(In thousands)
Accounts receivable	$500	$3,413
Less: Allowance for doubtful accounts	(98)	(81)
	$402	$3,332

The activities in the Company’s allowance for doubtful accounts are summarized as follows:

	March 31, 2012	December 31, 2011
	(In thousands)	(In thousands)
Balance at the beginning of the year	$81	$166
Add: Allowance for doubtful accounts	17	-
Less: write off the provision during the period	-	(85)
Balance at the end of the period	$98	$81

NOTE 8 - ADVANCES TO SUPPLIERS

Advances to suppliers consist of the following:

	March 31, 2012	December 31, 2011
	(In thousands)	(In thousands)
Advances to suppliers	$2,767	$1,943
Less: Allowance for doubtful accounts	(389)	(110)
	$2,378	$1,833

The activities in the Company’s allowance for doubtful accounts are summarized as follows:

	March 31, 2011	December 31, 2011
	(In thousands)	(In thousands)
Balance at the beginning of the year	$110	$192
Add: provision during the period	279	-
Less: write off the provision during the period	-	(82)
Balance at the end of the period	$389	$110

NOTE 9 - OTHER DEPOSITS

Other deposits consist of the following:

	March 31, 2012	December 31, 2011
	(In thousands)	(In thousands)
Other deposits	$992	$357
Less: Allowance for doubtful accounts	(160)	(99)
	$832	$258

The activities in the Company’s allowance for doubtful accounts are summarized as follows:

	March 31, 2012	December 31, 2011
	(In thousands)	(In thousands)
Balance at the beginning of the year	$99	$63
Add: provision during the period	61	36
Balance at the end of the period	$160	$99

NOTE 10 - DUE FROM RELATED PARTIES

Due from related parties classified as long term liabilities consist of the following:

		March 31, 2012	December 31, 2011
		(In thousands)	(In thousands)
Mr. Gang Liu	(a)	$433	$-
Mr. Wenrui Li	(b)	32	-
Due from Guizhou Yanhe Dongsheng Mining, Ltd. (“Yanhe Dongsheng”)	(c)	83	-
Due from Chongqing Fengdu Dongsheng Mining, Ltd. (“Fengdu Dongsheng”)	(c)	83	-
Due from Hubei Dongsheng Mining, Ltd. (“Hubei Dongsheng”)	(c)	193	-
Due from Chongqing Henrun Mining, Ltd. (“Chongqing Henrun”)	(c)	95	-
Due from Guizhou Wuchuan Shanxian Food, Ltd. (“Shanxian Food”)	(c)	918	-
Due from Guizhou Zhengan Zunzheng Mining Development, Ltd. (“Zunzheng Mining”)	(c)	76	-
Due from Wuchuan Chenhe Dongsheng Fluoride Industry Co., Ltd. (“Chenhe Fluoride”)	(d)	270	-
Less: Allowance for doubtful accounts	(e)	(270)	-
		$1,913	$-

(a)	Mr. Gang Liu is a minor shareholder and the General Manager of Dongsheng Mining, Meilan Mining, and Qianshi Resources.

(b)	Mr. Li is a family member of Mr. Gang Liu.

(c)	Yanhe Dongsheng, Fengdu Dongsheng, Hubei Dongsheng, Chongqing Henrun, Shanxian Food and Zunzheng Mining are owned by Mr. Gang Liu.

(d)	Chenhe Fluoride’s 30% equity interest is owned by Dongsheng Mining.

(e)	An accumulated impairment provision of $270,000 for the year ended December 31, 2011 was recorded for Chenhe Fluoride for its losses during last three years.

According to Wuchuan Agreement, the Company shall bear the original debts of Dongsheng Mining, Meilan Mining, and Qianshi Resources amounting to no more than RMB 50,000,000 ($7.90 million). The funds due from related parties will be returned to pay the original debts of Dongsheng Mining, Meilan Mining, and Qianshi Resources.

NOTE 11 - INVENTORIES

Inventories consist of the following:

		March 31, 2012	December 31, 2011
		(In thousands)	(In thousands)
Raw materials		$1,784	$1,623
Unprocessed ore	(a)	4,593	3,204
Consumables		166	181
Finished goods and semi-manufactured goods		3,364	2,471
		$9,907	$7,479

(a)	Unprocessed ore is the inventory that consists of materials extracted from the mines that have not been processed. These inventories are primarily maintained in large mounds of materials stored in the mine field in the form of a “stockpile.” These stockpiles are measured at the reporting date by qualified experts using industry standards. Such standards taking into account the volume, density, and mineral content in such stockpiles. The cost for such stockpiles includes extraction cost from mines, labor, amortization and depreciation, and other overhead costs. Any proven or probable reserves are not included in the Company’s inventory.

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

NOTE 12 - RESTRICTED ASSETS

Restricted assets are the deposits consisting of the following:

	March 31, 2012	December 31, 2011
	(In thousands)	(In thousands)
Bank drafts pledged for the short term bank loans (see Note 15)	$3,941	$2,536
Other deposit pledged for the short term bank loans (see Note 15)	7,913	-
	$11,854	$2,536

NOTE 13 - PROPERTY, MACHINERY AND MINING ASSETS, NET

Property, machinery and mining assets consist of the following:

		March 31, 2012	December 31, 2011
		(In thousands)	(In thousands)
Land use rights		$1,786	$1,764
Buildings		18,635	15,452
Machinery		15,162	13,316
Mining assets		13,930	13,476
Motor vehicles		3,060	2,465
Equipment		556	437
Extraction rights	(a)	50,427	31,703
Construction in progress		1,052	325
		104,608	78,938
Less:
Accumulated depreciation and amortization		(19,933)	(17,552)
Impairment provision		(1,080)	(1,073)
		$83,595	$60,313

(a)	The extraction right’s significant increase of approximately $18.72 million was mainly due to the acquisition cost of the extraction rights of Dongsheng Mining, Qianshi Resources and Meilan Mining, which were acquired in January and February 2012.

Depreciation and Amortization

Depreciation and amortization expense in aggregate for the three months ended March 31, 2012 and 2011 was approximately $1,053,000 and $746,000, respectively.

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

Exploration rights refer to the rights obtained in accordance with the law for exploring for mineral reserves within the areas authorized by the exploration license. The Company has been granted mineral exploration permits. These exploration rights enable the Company to explore selected prospective mines for possible economic value to mine and develop. Under Chinese mining laws and regulations, generally an exploration license is valid for no more than three years and extension of the exploration license shall not exceed two years and two extensions.

NOTE 14 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At March 31, 2012 and December 31, 2011, accounts payable and accrued liabilities were approximately $3,788,000 and $3,324,000, respectively. Accounts payable and accrued liabilities are primarily payments due to suppliers and vendors for mining and transportation services.

NOTE 15 - SHORT-TERM LOANS

Short-term loans consisted of the following:

		March 31, 2012	December 31, 2011
		(in thousands)	(in thousands)
7.01% note payable to China Citic Bank matures on March 31, 2012, collateralized with Xiangzhen’s extraction right, land use right and some machineries		$-	$3,145
7.01% note payable to China Citic Bank matures on March 31, 2012, collateralized with Xiangzhen’s extraction right, land use right and some machineries		-	3,145
5.15% note payable to Mr. Mao Huang, a related party of the Company, matures on January 26, 2012, collateralized with Xingzhen’s extraction right and the ore processing plant		-	2,560
9.76% note payable to Baiyin Credit Union matures on Janurary 17, 2012, guaranteed by the bank draft of the Company		-	944
11.15% note payable to Baiyin Credit Union matures on December 17, 2012 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Xingzhen Mining		-	315
11.15% note payable to Baiyin Credit Union matures on December 21, 2011 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Xingzhen Mining		-	315
9.76% note payable to Baiyin Credit Union matures on April 21, 2012, guaranteed by the bank draft of the Company	(a)	791	786
9.76% note payable to Baiyin Credit Union matures on May 9, 2012, guaranteed by the bank draft of the Company	(b)	791	786
9.18% note payable to China Citic Bank matures on March 31, 2013, collateralized with Xiangzhen’s extraction right		7,914	-
9.76% note payable to Baiyin Credit Union matures on July 20, 2012, guaranteed by the bank draft of the Company		2,532	-
9.76% note payable to Baiyin Credit Union matures on July 20, 2012, guaranteed by the bank draft of the Company		317	-
9.76% note payable to Baiyin Credit Union matures on July 28, 2012, guaranteed by the bank draft of the Company		317	-
11.15% note payable to Baiyin Credit Union matures on May 9, 2012, guaranteed by the bank draft of the Company		142	-
12.00% note payable to Mr. Mao Huang, a related party of the Company, matures on January 26, 2013, collateralized with Xingzhen’s extraction right and the ore processing plant		2,652	-
Note payable to Ms. Li Pan, matures on April 20, 2012, secured by the house of Ms. Xiaojing Yu, the chairperson and CEO of the Company	(c)	3,165	-

		$18,621	$11,996

(a) The loan amount of approximately $791,000 was repaid in April, 2012.

(b) The loan amount of approximately $791,000 was repaid in May, 2012.

(c) The loan amount of approximately $3,165,000 was repaid on April 12, 2012.

NOTE 16 - LONG-TERM LOANS

Long-term loans consisted of the following:

	March 31,	December 31,
	2012	2011
	(in thousands)	(in thousands)
13.30% note payable to Wuchuan Credit Union matures on January 11, 2015 with interest due on the 20th day of each month, collateralized with Dongsheng Mining’s extraction rights.	$1,741	$-

NOTE 17 – RECEIPTS IN ADVANCE

Receipts in advance consisted of the following:

	March 31, 2012	December 31, 2011
	(In thousands)	(In thousands)
Receipts in advance from fluorite customers	$3,327	$1,528
Receipts in advance from nonferrous metals customers	611	-
	$3,938	$1,528

As of March 31, 2012, receipts in advance totaled approximately $3,938,000, which consisted of advances from 34 customers.

The following table shows the receipts in advance of the Company’s major customers (10% or more of consolidated receipts in advance) as of March 31, 2012:

	Receipts in advance	Percentage
Customer	(In thousands)	(%)
Ningxia Jinhe Chemistry Ltd	$1,000	25%
Shandong Zhaohe New Material Ltd	517	13%
Taiyuan Xinhaixiang Furnace Charge Ltd	399	10%
	$1,916	48%

As of December 31, 2011, receipts in advance totaled approximately $1,528,000, which consisted of advances from 15 customers.

The following table shows the receipts in advance of the Company’s major customers (10% or more of consolidated receipts in advance) as of December 31, 2011:

	Receipts in advance	Percentage
Customer	(In thousands)	(%)
Inner Mongolia Huadesanli Trading Ltd	$472	31%
Weichang Jintai Mining Ltd	295	20%
Houma Huatai Furnace Charge Ltd	215	14%
Anhui Jinyang fluorine Chemical Ltd	157	10%
	$1,139	75%

NOTE 18 – GOVERNMENT LOAN

As of March 31, 2012, the government loan amount to approximately $1.63 million was the fiscal appropriation from the local government for the construction of Fenshui Town Fluorite and Barite Flotation Plant in Wuchuan Yilao & Miao Autonomous County, Zunyi City, Guizhou Province in the PRC. The loan may be required to return back to the local government, if the Company’s construction does not qualify the manufacturing standards at fluorite and flotation plants and certified by the local government. If the Company’s construction qualifies the standards and certified by the local government, the loan will not be required to return to the local government and will be a deduction of the Company’s construction cost. As of March 31, 2012, the construction was still in progress and expecting to be completed in 2012.

NOTE 19 – OTHER PAYABLES AND ACCRUALS

Other payables and accruals consist of the following:

	March 31, 2012	December 31, 2011
	(In thousands)	(In thousands)
Accruals for payroll, bonus and other operating expenses	$1,450	$841
Payables for construction service vender	701	135
Loan to a third company	744	-
Loan to individuals	461	-
Others payables	839	1,796
	$4,195	$2,772

NOTE 20 - DUE TO RELATED PARTIES

Due to related parties classified as long term liabilities consist of the following:

	March 31, 2012	December 31, 2011
	(In thousands)	(In thousands)
Due to directors of the Company:
Ms. Xiaojing Yu, CEO of the Company	$109	$106
Mr. Xueming Xu, Director of the Company	13	13
Due to Mr. Xiaoming Yu, General Manager of Xiangzhen Mining	128	127
Due to Mr. Mao Huang, the minority shareholder of Xingzhen Mining	4	4
Due to Mr. Guojian Zhou, a minor shareholder of Qianshi Resources	198	-
Due to Mr. Shuanglong Tian, a minor shareholder of Meilan Mining	41	-
	$493	$250

NOTE 21 - SERIES A CONVERTIBLE PREFERRED STOCK

On March 21, 2012, the Company entered into a Securities Purchase Agreement (the “2012 SPA”) with certain institutional Investors (the “Investors”), pursuant to which the Company will offer up to an aggregate of $10 million of Series A Convertible Preferred Stock, $0.001 par value per share (the “Preferred Stock”) and warrants (the “Warrants”) to purchase approximately 1,960,785 shares of common stock of the Company, par value $0.001 per share (such offer being the “Offering”). Under the SPA, the Investors may purchase up to an aggregate of 10,000 shares of Preferred Stock in the Offering. The Offering was effected as a takedown from the Company’s shelf registration statement on Form S-3 (File No. 333-171243), which became effective on January 7, 2011, pursuant to a prospectus supplement to be filed with the U.S. Securities and Exchange Commission. FT Global Capital, Inc. acted as the sole placement agent for the transaction.

The Company will issue the Preferred Stock and Warrants in two $5 million tranches. Upon the closing of the first tranche on Monday, March 26, 2012, the Investors purchased $5.0 million of newly issued Preferred Stock and related Warrants. Each of the initial purchasers, at their option, may purchase their allocation of Preferred Stock in the second tranche by delivery of written notice to the Company at any time prior to the first anniversary of the initial closing date. Subject to the satisfaction of certain conditions, the Company may force the initial purchasers to purchase the Preferred Stock in the second tranche at any time after the satisfaction of such conditions and prior to the four month anniversary of the initial closing date. In order for the Company to trigger the mandatory purchase requirement, the Company must obtain shareholder approval as may be required by the NYSE Amex and the Company must also satisfy certain other conditions. Accordingly, the preferred stock has been classified as a liability.

The rights, preferences and privileges of the Preferred Stock are set forth in the Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock (the “Certificate of Designations”), that the Company filed with the Secretary of State of the State of Nevada on March 26, 2012. The initial conversion price of the preferred stock was $2.04 (the “Conversion Price”), subject to anti-dilution adjustments.

The Preferred Stock will amortize in installment payments, which will be payable in common stock, subject to certain equity conditions, or, at the Company’s discretion, in cash. The dividend rate on the Preferred Stock is 5% per annum, payable quarterly in common stock, subject to certain equity conditions, or, at the Company’s discretion, in cash.

At the closing of the initial tranche, the Investors received warrants to purchase, in the aggregate, approximately 1,960,785 shares of common stock, which are exercisable for 42 months beginning on the initial closing date (including warrants to purchase approximately 980,393 shares of common stock, which were paid as additional consideration for the commitment of the initial purchasers to fund the second tranche). No additional warrants will be issued upon the consummation of the second tranche. The warrants have an initial exercise price of $2.04, and are subject to anti-dilution adjustments.

A holder of Preferred Stock or Warrants, subject to certain exceptions, will be prohibited from converting Preferred Stock or exercising Warrants for shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% (or up to 9.99%, as elected by such holder upon 61 days prior written notice) of the total number of shares of the Company’s common stock then issued and outstanding.

Pursuant to terms of the Offering, the Company is restricted during certain periods of time and in certain circumstances in its ability to issue securities. Also, for a period of 18 months following the initial closing, the Investors shall have certain participation rights.

The aggregate net proceeds to the Company, after deducting placement agent fees and other estimated offering expenses payable by the Company, are estimated to be approximately $9.35 million. The placement agent will receive a placement fee equal to 5% of the gross proceeds of the Offering. The agreement with the placement agent contains certain representations, warranties, and covenants by the Company. It also provides for indemnification by the Company of the placement agent in certain circumstances.

The Company has also agreed to grant to the placement agent at the Initial Closing of the Offering warrants (the “Placement Agent’s Warrants”) to purchase 392,157 shares of common stock. The Placement Agent’s Warrants shall have the same general terms as the Warrants offered in the Offering, except that the initial exercise price was 120% of the initial exercise price in the Warrants offered in the Offering.

NOTE 22 - STOCKHOLDERS’ EQUITY

Common Stock

We have 50,000,000 shares of common stock, par value $0.001, authorized. At March 31, 2012 and December 31, 2011 there were 33,610,207 shares and 32,285,973 shares of common stock issued and outstanding, respectively.

After negotiations with the original shareholders of Xinyi Fluorite and as required by the Agreement in circumstances where the Company’s stock price has changed, the Company on February 13, 2012 issued an additional 1,139,128 shares of common stock to the original shareholders.

On March 30, 2012, the Company issued 185,106 shares of the common stock in connection with a partial exercise of the warrants granted in January 2011 with the adjusted exercise price $1.21 per share.

Common stock authorized and outstanding table

	Par value authorized	Issuance date	Shares outstanding
Common stock at 01/01/2012	50,000,000		32,285,973
Additional shares issued as acquisition consideration for Xinyi Fluorite		02/13/2012	1,139,128
Shares issued in connection with a partial exercise of warrants granted in 2011		03/30/2012	185,106
Common stock at 03/31/2011			33,610,207

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

The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.30 shares of common stock.  The purchase price was $7.05 per fixed combination.  The warrants were exercisable immediately following the closing date of the Offering and will remain exercisable for three years thereafter at an exercise price of $8.46 per share.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and in the event the Company issues or is deemed to issue shares of common stock for less than the exercise price then in effect.

On March 21, 2011, the exercise price of the warrants was adjusted to $1.21 and these warrants have been reclassified from equity to a derivative liability for their future fair market value The valuation of warrants, as a derivative liability, will be valued at market. Under ASC 815, the warrants will be carried at fair value and adjusted during each reporting period subsequent to reclassification to a derivative liability from that of an equity instrument.

The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of the Company’s common stock.

The Company also granted to the placement agent at the closing of the Offering warrants (the “Placement Agent’s Warrants”) to purchase that number of shares of our common stock equal to 8% of the aggregate number of shares underlying the warrants placed in the Offering.  The Placement Agent’s Warrants had the same terms as the warrants offered in the Offering, except that the initial exercise price was 120% of the exercise price in the warrants offered in the Offering.  The Placement Agent’s Warrants, and shares underlying the Placement Agent’s Warrants, were each included in the prospectus supplement to be filed with the U.S. Securities and Exchange Commission. On March 21, 2011, the exercise price of the warrants was adjusted to $1.21 and these warrants have been reclassified from equity to a derivative liability for their future fair market value. The valuation of warrants, as a derivative liability, will be valued at market. Under ASC 815, the warrants will be carried at fair value and adjusted during each reporting period subsequent to reclassification to a derivative liability from that of an equity instrument.

During the three months ended March 31, 2012, 185,106 warrants were exercised.

	Warrants to purchase The Company’s common stock	Average exercise price
	(Shares)	(In US dollars)
Outstanding warrants at January 19, 2011	851,066	$1.21
Warrants granted to the placement agent	68,085	1.21
Exercised	(185,106)	1.21
Expired	-	-
Outstanding warrants at March 31, 2012	734,045	$1.21

On March 21, 2012, the Company entered into a Securities Purchase Agreement (the “2012 SPA”) with a certain institutional Investors (the “Investors”), pursuant to which the Company will offer up to an aggregate of $10 million of Series A Convertible Preferred Stock, $0.001 par value per share (the “Preferred Stock”) and warrants (the “Warrants”) to purchase approximately 1,960,785 shares of common stock of the Company, par value $0.001 per share (such offer being the “Offering”). Under the SPA, the Investors may purchase up to an aggregate of 10,000 shares of Preferred Stock in the Offering. The Offering was effected as a takedown from the Company’s shelf registration statement on Form S-3 (File No. 333-171243), which became effective on January 7, 2011, pursuant to a prospectus supplement to be filed with the U.S. Securities and Exchange Commission. FT Global Capital, Inc. acted as the sole placement agent for the transaction.

The Company also granted to the placement agent at the initial closing of the Offering warrants (the “Placement Agent’s Warrants”) to purchase 392,157 shares of common stock. The Placement Agent’s Warrants shall have the same general terms as the Warrants offered in the Offering, except that the initial exercise price was 120% of the initial exercise price in the Warrants offered in the Offering.

	Warrants to purchase The Company’s common stock	Average exercise price
	(Shares)	(In US dollars)
Outstanding warrants at March 21, 2012	1,960,785	$2.04
Warrants granted to the placement agent	392,157	2.45
Exercised	-	-
Expired	-	-
Outstanding warrants at March 31, 2012	2,352,942	$2.11

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

On February 7, 2012, the Company through its subsidiary Xiangzhen Mining purchased a 60% equity interest in Guizhou Qianshi Resources Development Co., Ltd. (“Qianshi Resources”), for RMB 6,000,000 in the form of 337,457 shares of the Company’s common stock.

On February 7, 2012, the Company through its subsidiary Xiangzhen Mining purchased a 60% equity interest in Yanhe Tujiazu Autonomous County Meilan Mining Co., Ltd. (“Meilan Mining”), for RMB 9,000,000 in the form of 506,186 shares of the Company’s common stock.

On March 21, 2012, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors, pursuant to which the Company will offer up to an aggregate of $10 million of Series A Convertible Preferred Stock, and warrants to purchase approximately 1,960,785 shares of common stock of the Company (such offer being the “Offering”). Under the SPA, the investors may purchase up to an aggregate of 10,000 shares of preferred stock in the Offering. The initial conversion price of the preferred stock is $2.04, subject to anti-dilution adjustments. The Company has also agreed to grant to the placement agent at the initial closing of the Offering warrants to purchase 392,157 shares of common stock. The placement agent’s warrants shall have the same general terms as the warrants offered in the Offering, except that the initial exercise price was 120% of the initial exercise price in the warrants offered in the Offering.

Available common stock in the future table

	Par value authorized	Shares outstanding	Available Shares
Available common stock at 03/31/2012	50,000,000	33,610,207	16,389,793
Warrants granted in January 2011 to purchase the Company’s common stock			(734,045)
Will issue shares of common stock to the original shareholders of Dongsheng Mining (Issued on May 2, 2012)			(2,418,448)
Will issue shares of common stock to the original shareholders of Qianshi Resources (Issued on May 2, 2012)			(337,457)
Will issue shares of common stock to the original shareholders of Meilan Mining (Issued on May 2, 2012)			(506,186)
Will issue shares to employees based on the 2009 Omnibus Long-term Incentive Plan			(840,000)
Series A Convertible Preferred Stock to purchase the Company’s common stock			(4,901,960)
Warrants granted in March 2012 to purchase the Company’s common stock			(2,352,942)
Available Common stock at 05/14/2012			4,298,755

NOTE 23 - DEFINED CONTRIBUTION RETIREMENT PLANS

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

NOTE 24 - STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company’s PRC subsidiaries were required to transfer 10% of their profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve and a percentage of not less than 5%, as determined by management, of the profit after tax to the public welfare fund. With the amendment of the PRC Companies Law which was effective January 1, 2006, enterprises in the PRC are no longer required to transfer any profit to the public welfare fund. Any balance of public welfare fund brought forward from December 31, 2005 should be transferred to the statutory surplus reserve. The statutory surplus reserve is non-distributable. There was no statutory reserve transferred for the three months ended March 31, 2012 and 2011.

NOTE 25 - ASSET RETIREMENT OBLIGATIONS

According to the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” of the PRC, mining companies causing damages to cultivated land, grassland or forest are required to restore the land to a state approved by the local governments.

The Company has identified and recognized the asset retirement obligations related to the Company’s mining sites. The Company has deposited approximately $278,000 and $175,000, respectively, in the Company’s bank accounts at March 31, 2011 and December 31, 2011 as guaranteed funds for the company’s future asset retirement obligations.

NOTE 26 - OPERATING RISK

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

Products risk

The Company competes with larger companies, who have greater funds available for expansion, marketing, research and development and to attract more qualified personnel. There can be no assurance that the Company will remain competitive with larger competitors.

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

Non-compliance with financing requirements

The Company might need to obtain future financing that requiring timely filing of registration statements, having those registration statements declared effective, and registering the shares offered. The Company might be subject to liquidated damages and other penalties if they continue to obtain future financing requiring registration statements, and do not having those registration statements filed and declared effective in a prompt manner.

NOTE 27 - COMMITMENTS AND CONTINGENCIES

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

Mining Industry in PRC

The Company’s mining operations are and will be subject to extensive national and local governmental regulations in China, which may be revised or expanded at any time. A broad number of matters are subject to regulations.  Generally, compliance with these regulations requires the Company to obtain permits issued by government, state and local regulatory agencies.  Certain permits require periodic renewal or review of their terms and conditions.  The Company cannot predict whether it will be able to obtain or renew such permits or whether material changes in permit terms and conditions will be imposed. The inability to obtain or renew permits or the imposition of additional terms and conditions could have a material adverse effect on the Company’s ability to develop and operate its properties.

Environmental matters

Environmental laws and regulations to which the Company is subject as it progresses from the development stage to the production stage create additional concerns and mandate additional requirements for the Company. Failure to comply with applicable laws, regulations and permits can result in injunctive actions, damages and civil and criminal penalties.  The laws and regulations applicable to the Company’s activities change frequently and it is not possible to predict the potential impact on the Company from any such future changes.

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

NOTE 28 - SEGMENT INFORMATION

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. The Company has two operating segments identified by product, “fluorite” and “nonferrous metals”. The fluorite segment consists of our fluorite extraction and processing operations conducted through the Company’s subsidiary, Xiangzhen Mining, Xinyi Fluorite, Dongsheng Mining, Meilan Mining, and Qianshi Resources. The nonferrous metals segment consists of the Company’s copper, zinc, lead and other nonferrous metal exploration, extraction and processing activities conducted through the Company’s subsidiaries, Qianzhen Mining, Xingzhen Mining.

The Company primarily evaluates performance based on income before income taxes and excluding non-recurring items.

The segment data presented below were prepared on the same basis as the Company’s consolidated financial statements.

Three Months Ended March 31, 2012	Fluorite	Nonferrous metals	Consolidated
	(In thousands)	(In thousands)	(In thousands)
Segment revenue	$1,506	$-	$1,506
Inter-segment revenue	-	-	-
Revenue from external customers	$1,506	$-	$1,506

Segment income (loss)	$(1,707)	$(572)	$(2,279)

Unallocated corporate income			(1,172)
Loss from continuing operations before income taxes			$(3,451)
Income tax expenses			-
Loss from discontinuing operations, net of taxes			-
Net loss			$(3,451)

Total segment assets	$122,218	$38,751	$160,969
Inter-segment receivables	(25,058)	(19,410)	(44,468)
	$97,160	$19,341	$116,501
Other unallocated corporate assets			1,486
			$117,987

Other segment information:
Depreciation and amortization	$810	$243	$1,053
Expenditure for segment assets	$41	$226	$267

Three Months Ended March 31, 2011 (unless otherwise indicated)	Fluorite	Nonferrous metals	Consolidated
	(In thousands)	(In thousands)	(In thousands)
Segment revenue	$1,896	$-	$1,896
Inter-segment revenue	-	-	-
Revenue from external customers	$1,896	$-	$1,896

Segment loss	$(313)	$(976)	$(1,289)

Unallocated corporate income			(370
Loss from continuing operations before income taxes			$(1,659)
Income tax expenses			-
Loss from discontinuing operations before income taxes			(4)
Net loss			$(1,663)

Total segment assets as of December 31, 2011	$79,076	$15,392	$94,468
Inter-segment receivables as of December 31, 2011	(12,660)	2,966	(9,694)
	$66,416	$18,358	$84,774
Other unallocated corporate assets as of December 31, 2011			542
			$85,316

Other segment information:
Depreciation and amortization	$483	$264	$746
Expenditure for segment assets	$277	$90	$367

The following summarizes identifiable assets by geographic area:

	March 31, 2012	December 31, 2011
	(In thousands)	(In thousands)
China	$116,501	$84,774
Unallocated corporate assets	1,486	542
	$117,987	$85,316

The following summarizes net losses before provision for income tax:

	For Three Months Ended
	March 31, 2012	March 31, 2011
	(In thousands)	(In thousands)
China	$(2,279)	$(1,293)
Unallocated corporate operating income (loss)	(1,172)	(370)
	$(3,451)	$(1,663)

NOTE 29 - OTHER INCOME, NET

	For Three Months Ended
	March 31, 2012	March 31, 2011
	(In thousands)	(In thousands)
Subsidiary income	$16	$-
Exchange gain	-	(31)
Donation	(45)	-
others	4	(11)
	$(25)	$(42)

NOTE 30 - EARNINGS PER SHARE

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share from continuing and discontinued operations for the periods presented (amounts in thousands, except per share data):

	For Three months Ended
	March 31, 2012	March 31, 2011
	(In thousands, except per share data)	(In thousands, except per share data)
Loss from continuing operations available to common shareholders:
-Basic and Diluted	$(3,177)	$(1,604)

Loss from discontinued operations available to common shareholders:
-Basic and Diluted	$-	$(4)

Weighted average number of shares:
-Basic and Diluted	32,891	30,055

Loss per share from continuing operations
-Basic and Diluted	$(0.10)	$(0.05)

Loss per share from discontinued operations
- Basic and Diluted	$-	$(0.00)

The outstanding warrants were not included in the calculation since they were out-of-the money as of March 31, 2012.

NOTE 31 - CONCENTRATION OF CUSTOMERS AND SUPPLIERS

The Company had three customers who contributed approximately $1,027,000 or 68% of the Company’s consolidated net revenue for the three months ended March 31, 2012. For the same period of 2011, the Company had two main customers who contributed approximately $1,491,000 or 79% of the Company’s consolidated net revenue.

The following table shows the Company’s major customers (10% or more of consolidated net revenue) for the three months ended March 31, 2012:

	Revenue	Percentage
Customer	(In thousands)	(%)
Inner Mongolia Huadesanli Trading Ltd	$519	34%
Weichang Jintai Mining Ltd	252	17%
Zibo Hongying Trading Ltd	256	17%
	$1,027	68%

The following table shows the Company’s major customers (10% or more of consolidated net revenue) for the Three Months Ended March 31, 2011:

	Revenue	Percentage
Customer	(In thousands)	(%)
Henan Zhongse Ltd	$1,080	57%
Ningxia Jinhe Ltd	411	22%
	$1,491	79%

The Company had no concentrated suppliers for the three months ended March 31, 2012 and 2011.

NOTE 32 - SUBSEQUENT EVENT

On May 2, 2012, 3,262,091 shares of the Company’s common stock were issued as the noncash acquisition consideration to the original shareholders of Dongsheng Mining, Meilan Mining, and Qianshi Resources.

On May 7, 2012, 1,475,225 shares of the Company’s common stock were issued as the Pre-Company installment shares to redeem a third of the convertible preferred stock.

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

OVERVIEW

The Company through its subsidiaries, is engaged in the exploration, development, mining, and processing of fluorite, barite and nonferrous metals such as zinc, lead and copper in China. The Company has the following principal areas of interest in China: (a) fluorite extraction and processing in the Sumochaganaobao region of Inner Mongolia; (b) fluorite and barite extraction and processing in the Wuchuan County of Guizhou province; (c) fluorite and barite extraction and processing in the Yanhe County of Guizhou province; (d) fluorite extraction and processing in Jingde County, Anhui Province; (e) zinc/copper/lead processing in Wulatehouqi of Inner Mongolia; and (f) zinc/copper exploration, mining and processing in Xinjiang.

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

Xinyi Fluorite

On January 13, 2011, the Company through its subsidiary Xingzhen Mining acquired 55% of the equity interests of Xinyi Fluorite. Xinyi Fluorite owns 100% of one processing plant with a processing capacity of 60,000 metric tons of fluorite ore per year and the mining rights of the Guangrong Mine and the Qingzhen Fluorite Xinyi Mine No. 1.

After the acquisition, the Company performed certain renovations and Xinyi Mine No. 1 resumed production on February 10, 2011. The processing plant resumed its production on March 26, 2011.

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

We also plan to do the following work in 2012 :

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

Dongsheng Mining

On January 16, 2012, the Company through its subsidiary Xiangzhen Mining, entered into an equity transfer and capital increase agreement to acquire 60% of the equity interests of Dongsheng Mining. Dongsheng Mining is a limited liability company legally incorporated on December 13, 1999 and validly existing in Wuchuan Yilao & Miao Autonomous County, Zunyi City, Guizhou Province in the PRC. Dongsheng Mining has a registered capital of RMB 2,000,000 with its business mainly in extraction and processing of fluorite ore and barite ore. Currently, it owns 100% of the mining rights of Shuanghe Fluorite Mine, Fenshui Qingshuzi Barite and Fluorite Mine, Baicun Fluorite Mine, Luping Fluorite Mine and Shibuya Barite and Fluorite Mine, and it also owns Douru Town Fluorite Flotation Plant and the Fenshui Town Fluorite and Barite Flotation Plant, and a 30% equity interest of Wuchuan Chenhe Dongsheng Fluoride Industry Co., Ltd. in Wuchuan Yilao & Miao Autonomous County, Zunyi City, Guizhou Province in the PRC.

Meilan Mining

On February 7, 2012, the Company through its subsidiary Xiangzhen Mining purchased a 60% equity interest in Meilan Mining. Meilan Mining is a PRC limited liability company legally incorporated on November 20, 2007 and validly existing in Yanhe Tujiazu Autonomous County, Tongren City, Guizhou Province in the PRC. Meilan Mining has a registered capital of RMB 1,334,000 and its primary business is the extraction of fluorite ore and barite ore. Currently, Meilan Mining owns 100% of the mining rights to the fluorite ores in Fengshuiling, Banchang Town, Yanhe Tujiazu Autonomous County, Tongren City, Guizhou Province in the PRC.

Qianshi Resources

On February 7, 2012, the Company through its subsidiary Xiangzhen Mining purchased a 60% equity interest in Qianshi Resources. Qianshi Resources is a PRC limited liability company legally incorporated on April 30, 2005 and validly existing in Yanhe Tujiazu Autonomous County, Tongren City, Guizhou Province in the PRC. Qianshi Resources has a registered capital of RMB 1,000,000 and its primary business is the extraction and processing of fluorite ore and barite ore. Currently, Qianshi Resources owns 100% of the mining rights of Jingliang Fluorite Mine, and the Fluorite Flotation Plant in the Huangtu Town, Yanhe Tujiazu Autonomous County, Tongren City, Guizhou Province in the PRC.

▼ Non-ferrous Metals

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

Due to a potential asset reorganization, we do not plan to produce at Qianzhen Mining in 2012.

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

In 2012, we plan to channel 1,000 cubic meters, drill underground 2,500 meters, and ground drill 1,000 meters.

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

Xinglong Town Guangrong Fluorite Mine

No exploration work was done in 2011.

Considering the self development, we plan to increase the mining depth to below +60 meter level, therefore we need to drill and control below +60 meters elevation minerals. In 2012, we plan to drill 3 holes, and develop 1,000 meters of drift tunnels.

Acquiring More Mineral Reserves

To increase our reserve base and insure supply to our processing facilities, we plan to acquire domestic and foreign large-scale mines when the right opportunities arise. We also expect to acquire additional nonferrous metal mines and fluorite mines domestically that have good extracting and operating conditions and possess all necessary governmental licenses.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2012 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2011

Selected information from the Consolidated Statements of Operations

	For the three months ended March 31,
	2012	2011
	(in thousands)	(in thousands)
Net revenue	$1,506	$1,896
Gross profit	$644	$664
- Gross profit margin	43%	35%
General and administrative expenses	$2,862	$2,190
Interest expenses	$508	$145
Net loss attributable to the Company	$(3,177)	$(1,608)

REVENUES. Net revenues for the three months ended March 31, 2012 were approximately $1,506,000, representing an approximately $390,000 or 21% decrease as compared to the same period of 2011.

GROSS PROFIT AND GROSS PROFIT MARGIN. For the three months ended March 31, 2012, gross profit was approximately $644,000, which decreased by approximately 3% from $664,000 in gross profit for the same period of 2011. Gross profit margin was approximately 43% for the three months ended March 31, 2012, which increased from the gross profit margin of 35% for the same period of 2011.

GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended March 31, 2012, general and administrative expenses increased by approximately $672,000 to $2,862,000 in 2012 as compared to $2,190,000 in 2011. The increase was mainly due to the increased administrative expense of $511,000 associate with the newly acquired Dongsheng Mining, Meilan Mining, and Qianshi Resources entities.

INTEREST EXPENSE. Interest expense increased by approximately $363,000 from the same period of 2011. The increase was mainly due to the increase in the principal and the interest ratio of the short term loans.

NET LOSS ATTRIBUTABLE TO THE COMPANY. Net loss attributable to the Company for the three months ended March 31, 2012 was approximately $3,177,000, as compared to $1,608,000 for the same period of 2011. Basic net losses per share were $0.10 and $0.05 for the three months ended March 31, 2012 and 2011, respectively.

SEGMENT PERFORMANCE ANALYSIS

	Segment revenue		Segment loss
	For the three months ended March 31,		For the three months ended March 31,
	2012	2011	2012	2011
	(In thousands)	(In thousands)	(In thousands)	(In thousands)
Fluorite	$1,506	$1,896	$(1,707)	$(313)

Nonferrous metals	$-	$-	$(572)	$(976)

Fluorite

For the first quarter of 2012, the fluorite segment revenue decreased by 21% from approximately $1,896,000 for the three months ended March 31, 2011 to approximately $1,506,000 for the three months ended March 31, 2012. The decrease was primarily due to the decrease in sales volume for fluorite products. The fluorite powder sales volume for the three months ended March 31, 2012 was approximately 1,100 tons, representing an approximately 4,900 ton or 82% decrease as compared to the same period of 2011.

Our fluorite segment loss was approximately $1,707,000 for the three months ended March 31, 2012, compared to a segment loss of approximately $313,000 in the same period of 2011.

Nonferrous Metals

Due to the inclement weather in the first quarters of 2012 and 2011, the Company ceased processing non-ferrous metal and had no sales of nonferrous metals in the first quarters of 2012 and 2011, respectively. The nonferrous metals segment loss was mainly due to depreciation and amortization, interest fees and employees’ wages in the first quarter of 2012 and 2011.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $5.06 million as of March 31, 2012, a decrease of $0.51 million as compared to the balance at December 31, 2011 of $5.57 million.

Net cash used in operating activities for the three months ended March 31, 2012 was $10.72 million, representing a $4.28 million increase as compared to $6.44 million in cash used for the same period in 2011.

Net cash used in investing activities for the three months ended March 31, 2012 was $0.27 million, as compared to $3.62 million used for the same period of 2011.

Net cash provided by financing activities for the three months ended March 31, 2012 was $10.43 million, as compared to $16.33 million provided for the same period of 2011.

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

Once a mine is considered to be in the development or production stage, major development costs are amortized using the UOP method based on the estimated recoverable volume of the mineralized material. The Company determines whether a mine is in development or production stage based upon standard mining industry practices in the PRC. Given that commencing development and production at mining properties prior to establishing proven and probable reserves (to the extent necessary to meet the definition under Industry Guide 7), and often after only establishing inferred resources, is standard business practice in the mining industry in the PRC, the Company believes it is appropriate to account for the Xiangzhen Mining property as a production-stage operation and to account for the Xingzhen Mining, Xinyi Fluorite, Dongsheng Mining, Meilan Mining and Qianshi Resources properties as development-stage projects.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

None

Item 1A. Risk Factors

Not required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mining Safety Disclosure

Not applicable

Item 5. Other Information

None

Item 6.  Exhibits

The following exhibits are hereby filed or furnished with this Quarterly Report on Form 10-Q.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

†Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Beijing.

CHINA SHEN ZHOU MINING & RESOURCES, INC.

Date: May 14, 2012	By:	/s/ Xiaojing Yu
Xiaojing Yu, Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2012	By:	/s/ Jiayin Zhu
Jiayin Zhu, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

