Form 10-Q
period 2012-06-30
CHINA SHEN ZHOU MINING & RESOURCES, INC.
filed 2012-08-14
CIK 790024

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

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

As of August 10, 2012, the Registrant had 39,323,772 shares of common stock outstanding.

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

China Shen Zhou Mining & Resources, Inc.

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

CHINA SHEN ZHOU MINING & RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,245	$5,569
Notes receivable, net	805	1,019
Accounts receivable, net	427	3,332
Advances to suppliers	1,375	1,833
Acquisition deposit	-	2,359
Other deposits	293	258
Inventories	10,667	7,479
Due from related parties	3,094	-
Restricted assets	1,583	2,536
Deferred financing costs	740	-
Total current assets	20,229	24,385

Restricted assets	310	175
Prepayment for vehicle rent	400	443
Property, machinery and mining assets, net	82,899	60,313
Total assets	$103,838	$85,316

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,197	$3,324
Short term loans	10,532	11,996
Receipts in advance	5,305	1,528
Other payables and accruals	3,940	2,772
Government loan	1,631	-
Convertible preferred stock	3,333	-
Derivative liabilities	1,377	-
Due to related parties	239	250
Taxes payable	1,932	1,877
Total current liabilities	30,486	21,747

Long term loans	1,742	-
Total liabilities	32,228	21,747

STOCKHOLDERS’ EQUITY:

Convertible preferred stock ($0.001 par value; 10,000 shares and 0 share authorized as of June 30, 2012 and December 31, 2011 respectively; 3,333 shares and 0 shares issued and outstanding as of June 30, 2012 and December 31, 2011 respectively)	-	-
Common stock ($0.001 par value; 50,000,000 shares authorized; 39,323,772 shares and 32,285,973 shares issued and outstanding as of June 30, 2012 and December 31, 2011 respectively)	39	32
Additional paid-in capital	62,925	58,425
Statutory reserves	1,732	1,732
Accumulated other comprehensive income	6,476	6,109
Accumulated deficit	(18,487)	(13,344)
Stockholders' equity - China Shen Zhou Mining & Resources, Inc. and Subsidiaries	52,685	52,954
Noncontrolling interest	18,925	10,615
Total stockholders’ equity	71,610	63,569
Total liabilities and stockholders’ equity	$103,838	$85,316

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net revenue	$7,550	$9,117	$9,056	$11,013
Cost of sales	6,164	4,773	7,026	6,005
Gross profit	1,386	4,344	2,030	5,008

Operating expenses:
Selling and distribution expenses	20	24	44	60
General and administrative expenses	2,862	3,313	5,724	5,503
Provision for doubtful accounts	2,044	13	2,113	(77)
Impairment provision for inventories	547	-	547	-
Total operating expenses	5,473	3,350	8,428	5,486

Net income (loss) from operations	(4,087)	994	(6,398)	(478)

Other income (expense):
Interest expense	(431)	(201)	(893)	(346)
Warrant modification	-	-	(578)	-
Fair value change at derivative liabilities	3,035	-	3,006	-
Amortization of Warrants attached to preferred stock	(346)	-	(375)	-
Amortization of deferred financing cost for preferred stock	(253)	-	(270)	-
Other, net	(110)	115	(135)	73
Total other income (loss)	1,895	(86)	755	(273)

Income (loss) from continuing operations before income taxes	(2,192)	908	(5,643)	(751)

Income tax expenses	(178)	(280)	(178)	(280)

Income (loss) from continuing operations	(2,370)	628	(5,821)	(1,031)

Discontinued operations:
Loss from operations of discontinued component, net of taxes	-	-	-	(7)
Loss on disposal of discontinued subsidiary, net of taxes	-	(82)	-	(82)
Loss from discontinued operations	-	(82)	-	(89)

Net income (loss)	(2,370)	546	(5,821)	(1,120)
Add (less): Noncontrolling interests attributable to the noncontrolling interests	460	(418)	739	(361)
Less: Preferred stock dividends	(56)	-	(61)	-
Net income (loss) - attributable to China Shen Zhou Mining & Resources, Inc. and Subsidiaries	(1,966)	128	(5,143)	(1,481)

Other comprehensive income:
Foreign currency translation adjustments	(20)	615	367	772
Comprehensive income (loss)	$(1,986)	$743	$(4,776)	$(709)

Net income (loss) per common share – basic and diluted
From continuing operations	$(0.05)	$0.01	$(0.15)	$(0.05)
From discontinued operations	-	(0.00)	-	(0.00)
	$(0.05)	$0.01	$(0.15)	$(0.05)

Weighted average common shares outstanding
Basic and Diluted	36,974	30,836	34,932	30,448

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share data)

(Unaudited)

	For the Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net loss	$(5,143)	$(1,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from operations of discontinued component, net of income tax benefits	-	7
Loss on sale of discontinued operations, net of income taxes	-	82
Provision for doubtful accounts	2,113	(78)
Impairment provision for inventories	547	-
Warrant modification	578	-
Deemed dividend expense	61	-
Amortization of warrants attached to preferred stock	375	-
Amortization of deferred financing costs for preferred stock	270	-
Fair value change at derivative liabilities	(3006)	-
Depreciation and amortization	3,013	2,096
Stock-based compensation	-	972
Noncontrolling interests	(739)	361
Changes in operating assets and liabilities:
(Increase) decrease in
Notes receivable	222	(774)
Accounts receivable	3,312	(1,922)
Advances to suppliers	813	(503)
Other receivable	(1,699)	-
Other deposits	124	(417)
Prepayment for vehicle rent	45	-
Prepayment for office rent	-	82
Due from related parties	(3,080)	-
Inventories	(3,243)	(586)
Restricted assets	921	(101)
Increase (decrease) in
Accounts payable	(1,756)	(886)
Receipts in advance	2,896	56
Other payables and accruals	(4,705)	(1,489)
Taxes payable	(1,106)	656
Net cash used in operating activities from continuing operations	(9,187)	(3,925)
Net cash used in operating activities from discontinued operations	-	(37)
Net cash used in operating activities	(9,187)	(3,962)
Cash flows from investing activities:
Purchases of property, machinery and mining assets	(1,592)	(2,179)
Acquisition of subsidiaries, net of cash and cash equivalents acquired	-	(3,604)
Net cash used in investing activities	(1,592)	(5,783)
Cash flows from financing activities:
Due to related parties	(249)	(646)
Proceeds from issuance of common stock	-	20,000
Issuance costs of common stock	-	(1,516)
Proceeds from convertible preferred stock	5,000	-
Proceeds from warrants	224	-
Issuance costs of convertible preferred stock	(506)	-
Repayment of short-term loans	(14,016)	(7,396)
Proceeds from short-term loans and long-term loans	15,995	6,452
Net cash provided by financing activities	6,448	16,894

Foreign currency translation adjustment	7	138

Net (decrease) increase in cash and cash equivalents	(4,324)	7,287

Cash and cash equivalents at the beginning of the period	5,569	1,545
Cash and cash equivalents at the end of the period	$1,245	$8,832

Non-cash investing and financing activities
Shares issued to Acquire Xinyi Fluorite	$-	$9,467
Additional shares issued to Acquire Xinyi Fluorite	$1	$-
Shares issued as acquisition consideration for Dongsheng Mining, Meilan Mining and Qianshi Resources	$5,676	$-
Shares issued as the installment shares to redeem a third of the convertible preferred stock	$1,667	$-

Supplemental disclosures of cash flow information:
Cash paid for interest expenses	$873	$262
Cash paid for income tax	$789	$-

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

At June 30, 2012, the subsidiaries of China Shen Zhou Mining & Resources, Inc. were as follows:

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

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company had net operating loss of approximately $4.69 million and $0.48 million for the six months ended June 30, 2012 and 2011, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. In addition, if needed management plans to issue additional equity securities and or debt to meets its obligations on a timely basis. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 3 – ACQUISITION

On January 16, 2012, the Company through its subsidiary Xiangzhen Mining entered into an equity transfer and capital increase agreement (the “Wuchuan Agreement”) to acquire 60% of the equity interests of Dongsheng Mining.

Pursuant to the Wuchuan Agreement, the Company acquired the equity from the two shareholders of Dongsheng Mining (Gang Liu, a Chinese citizen, and Qiang Liu, a Chinese citizen) for total consideration in the form of 2,418,448 shares of the Company’s common stock and approximately US$7,897,000 in cash.

On February 7, 2012, the Company through its subsidiary Xiangzhen Mining purchased a 60% equity interest in Qianshi Resources, from Qianshi Resources’ two shareholders (Gang Liu and Guojian Zhou, a Chinese citizen) for total consideration in the form of 337,457 shares of the Company’s common stock. On February 7, 2012, the Company through its subsidiary Xiangzhen Mining also purchased a 60% equity interest in Meilan Mining, from Meilan Mining’s shareholder (Gang Liu) for total consideration in the form of 506,186 shares of the Company’s common stock.

Below are tables containing the preliminary estimated purchase price allocations for Dongsheng Mining, Meilan Mining, and Qianshi Resources:

	Shares	Price per share
Fair value of the Company’s stock issued - Dongsheng Mining	2,418,448	$1.74	$4,208,000
Fair value of the Company’s stock issued - Qianshi Resources	337,457	1.74	587,000
Fair value of the Company’s stock issued - Meilan Mining	506,186	1.74	881,000
			5,676,000
Cash			7,897,000
Total purchase price			$13,573,000

Fair value of acquired assets and liabilities:
Net assets acquired			$6,860,000
Estimated fair value of identifiable extraction rights			18,269,000
Cash consideration will be invested to increase the stockholders' equity			7,897,000
Liabilities			(10,404,000)
			22,622,000
Acquisition of 60% share			60%
			13,573,000
Purchase price			13,573,000
Goodwill			$-

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

The unaudited pro forma consolidated results of Dongsheng Mining, Meilan Mining, and Qianshi Resources’ operations for the second quarter of 2012 did not materially differ from the unaudited consolidated statement of operations for the six months ended June 30, 2012.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Dongsheng Mining, Meilan Mining, and Qianshi Resources had occurred during the period of January 1, 2011 through June 30, 2011:

Net revenue	$14,595
Cost of sales	8,312	(a)
Gross profit	6,283

Operating expenses:
Selling and distribution expenses	80
General and administrative expenses	6,137
Provision for doubtful accounts	(19)
Total operating expenses	6,198

Net income from operations	85

Other income (expense):
Interest expense	(490)
Investment loss	(79)
Other, net	24
Total other loss	(545)

Loss from continuing operations before income taxes	(460)

Income tax expense	(519)

Loss from continuing operations	(979)

Discontinued operations:
Loss from operations of discontinued component, net of taxes	(7)
Loss on disposal of discontinued subsidiary, net of taxes	(82)
Loss from discontinued operations	(89)

Net loss	(1,068)
Add: Noncontrolling interests attributable to the noncontrolling interests	(382	)(b)
Net loss - attributable to China Shen Zhou Mining & Resources, Inc. and Subsidiaries	(1,450)

Other comprehensive income:
Foreign currency translation adjustments	772
Comprehensive loss	$(678)

Net loss per common share – basic and diluted
From continuing operations	$(0.04)
From discontinued operations	(0.00)
	$(0.04)

Weighted average common shares outstanding
Basic and Diluted	33,710	(c)

(a)	Includes amortization of acquired intangible assets of approximately $307,000 based on the unit-of-production method.
(b)	Noncontrolling interest of 40% of ownership in Dongsheng Mining, Meilan Mining, and Qianshi Resources for purpose of pro forma. Upon final evaluation of assets acquired, the Company will report the proper value of the noncontrolling interest.
(c)	Assumes 3,262,091 common shares issued for the purchase of Dongsheng Mining, Meilan Mining, and Qianshi Resources were outstanding for the entire three month pro forma period.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Dongsheng Mining, Meilan Mining, and Qianshi Resources had occurred during the period of April 1, 2011 through June 30, 2011:

Net revenue	$11,905
Cost of sales	6,501	(a)
Gross profit	5,404

Operating expenses:
Selling and distribution expenses	36
General and administrative expenses	3,470
Provision for doubtful accounts	24
Total operating expenses	3,530

Net income from operations	1,874

Other income (expense):
Interest expense	(273)
Investment loss	(33)
Other, net	109
Total other loss	(197)

Income from continuing operations before income taxes	1,677

Income tax expense	(560)

Income from continuing operations	1,117

Discontinued operations:
Loss on disposal of discontinued subsidiary, net of taxes	(82)
Loss from discontinued operations	(82)

Net income	1,035
Add: Noncontrolling interests attributable to the noncontrolling interests	(615	)(b)
Net loss - attributable to China Shen Zhou Mining & Resources, Inc. and Subsidiaries	420

Other comprehensive income:
Foreign currency translation adjustments	615
Comprehensive income	$1,035

Net income (loss) per common share – basic and diluted
From continuing operations	$0.01
From discontinued operations	(0.00)
	$0.01

Weighted average common shares outstanding
Basic and Diluted	34,098	(c)

(a)	Includes amortization of acquired intangible assets of approximately $100,000 based on the unit-of-production method.
(b)	Noncontrolling interest of 40% of ownership in Dongsheng Mining, Meilan Mining, and Qianshi Resources for purpose of pro forma. Upon final evaluation of assets acquired, the Company will report the proper value of the noncontrolling interest.
(c)	Assumes 3,262,091 common shares issued for the purchase of Dongsheng Mining, Meilan Mining, and Qianshi Resources were outstanding for the entire three month pro forma period.

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

The Company has recorded a loss from operations of discontinued component, net of income taxes, of approximately $7,000 for the six months ended June 30, 2011. In accordance with Accounting Standard Codification (“ASC”) 360 (Formerly FAS 144) of Financial Accounting Standards Board (“FASB”), Accounting for Impairment or Disposal of Long-Lived Assets, the Company has reflected Qingshan Metal’s results of operations through the date of the sale in the consolidated statements of operations through the date of the sale as discontinued operations for all periods presented. The cash flows of discontinued operations also have been reclassified.

The following table presents the revenue, net loss from discontinued operations and net loss on disposal of Qingshan Metal for the periods presented:

	Six Months Ended June 30,
	2012		2011
	(In thousands)		(In thousands)
Revenue		$-	$-

Net loss from discontinued operations,	$	Not Applicable	$(7)

Net loss on disposal of subsidiary	$	Not Applicable	$(82)

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (AFMG, Xiangzhen Mining, and Qianzhen Mining) and its majority owned subsidiaries (Xingzhen Mining, Xinyi Fluorite, Dongsheng Mining, Meilan Mining, and Qianshi Resources). All inter-company balances and transactions have been eliminated.

The minority interest in the net assets and earnings or losses of Xingzhen Mining have been absorbed by the Company as the minority interest holders in the subsidiary have no basis in their investment in the subsidiary.

Basis of Preparation

The accompanying consolidated financial statements have been prepared in conformity with US GAAP. The basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the accounting principles of the PRC (“PRC GAAP”). The Company’s U.S. entity’s functional currency is the U.S. dollar and the Company’s PRC subsidiaries’ functional currency is the Chinese Renminbi (“RMB”). The accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). All significant inter-company transactions and balances have been eliminated.

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

On January 19, 2011, the Company agreed to sell to certain institutional investors 2,836,883 shares of the Company’s common stock and warrants to purchase up to 851,066 shares of the Company’s common stock in a registered direct public offering (the “offering”). The warrants were exercisable immediately following the closing date of the Offering and will remain exercisable for three years thereafter at an exercise price of $8.46 per share.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and in the event the Company issues or is deemed to issue shares of common stock for less than the exercise price then in effect.   The Company also granted to the placement agent at the closing of the Offering warrants to purchase that number of shares of our common stock equal to 8% of the aggregate number of shares underlying the warrants placed in the Offering.  The Placement Agent’s Warrants had the same terms as the warrants offered in the Offering, except that the initial exercise price was 120% of the exercise price in the warrants offered in the Offering.  On March 21, 2012, the exercise price of the warrants was adjusted to $1.21 and these warrants have been reclassified from equity to a derivative liability for their future fair market value. The valuation of warrants, as a derivative liability, will be valued at market. Under ASC 815, the warrants will be carried at fair value and adjusted during each reporting period subsequent to reclassification to a derivative liability from that of an equity instrument. The aggregate fair value of derivative liabilities at June 30, 2012 amounted to $232,000.

On March 21, 2012, the Company entered into a Securities Purchase Agreement (the “2012 SPA”) with certain institutional investors (the “Investors”), pursuant to which the Company will offer up to an aggregate of $10 million of Series A Convertible Preferred Stock, $0.001 par value per share (the “Preferred Stock”) and warrants to purchase approximately 1,960,785 shares of common stock of the Company, par value $0.001 per share. Under the 2012 SPA, the Investors may purchase up to an aggregate of 10,000 shares of Preferred Stock. FT Global Capital, Inc. acted as the sole placement agent for the transaction. The Company also issued to the placement agent warrants to purchase up to 392,157 shares of common stock. The Placement Agent’s Warrants shall have the same general terms as the Warrants issued to the Investors, except that the initial exercise price was 120% of the initial exercise price in the Warrants issued to the Investors.

The Company will issue the Preferred Stock and Warrants in two $5 million tranches. Upon the closing of the first tranche on Monday, March 26, 2012, the Investors purchased $5.0 million of newly issued Preferred Stock and related Warrants. Each of the Investors, at their option, may purchase their allocation of Preferred Stock in the second tranche by delivery of written notice to the Company at any time prior to the first anniversary of the initial closing date. Subject to the satisfaction of certain conditions, the Company may force the initial purchasers to purchase the Preferred Stock in the second tranche at any time after the satisfaction of such conditions and prior to the four month anniversary of the initial closing date. In order for the Company to trigger the mandatory purchase requirement, the Company must obtain shareholder approval as may be required by the NYSE Amex and the Company must also satisfy certain other conditions.

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

On May 7, 2012 and June 5, 2012, the Company redeemed $1,666,667 of the Preferred Stock through the issuance of 1,475,225 and 976,249 shares of the Company’s common stock, respectively. As of June 30, 2012, the Company has accrued $60,520 of dividends payable on the Preferred Stock, including the Preferred Stock which has converted into common stock, and is included in other payables.

The Company accounted for the embedded conversion features included in its Preferred Stock as well as the related warrants issued during 2012 and the warrants issued in connection with the issuance of the Company’s shares of common stock during 2011 as derivative liabilities through June 30, 2012. The aggregate fair value of derivative liabilities at June 30, 2012 amounted to $1,145,000.

Equity Investment

The Company accounts for its equity investment using the equity method unless its value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. The Company reviews its investment periodically for impairment and makes appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During its review, the Company evaluates the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectation, could result in additional other-than-temporary losses in future periods. As of June 30, 2012, the Company had accrued 100% impairment provision of $1,836,000.

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

The Company determines whether a mine is accounted for as being in an exploration stage or a production stage based upon US GAAP. The Company commences capitalizing development costs upon establishing proven and probable reserves (to the extent necessary to meet the definition under Industry Guide 7). Once a mine is considered to be in the development or production stage, the mines capitalized development costs are amortized using the UOP method based on the estimated recoverable volume of the mineralized material. Based on these criteria the Company believes it is appropriate to account for Xiangzhen Mining property as a production-stage operation that has capitalized development costs and to account for Xingzhen Mining, Xinyi Fluorite, Dongsheng Mining, Meilan Mining and Qianshi Resources properties as exploration stage projects that has expensed their development costs.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements are as follows:

	June 30, 2012	December 31, 2011
Balance sheet items, except for the registered and paid-up capital and retained earnings, as of the period ended	US$1=RMB6.3143	US$1=RMB6.3585

	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011
Amounts included in the statements of operations and statements of cash flow for the period	US$1=RMB6.3141	US$1=RMB6.5352

For the six months ended June 30, 2012 and 2011, foreign currency translation adjustment was approximately $367,000 and $772,000 respectively, and has been reported as comprehensive income in the consolidated statement of comprehensive income.

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

Asset Impairment – Long-lived Assets

The Company reviews and evaluates its long-lived assets including property, machinery and mining assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable metals, corresponding expected commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital, all based on life-of-mine plans. Existing proven and probable reserves and value beyond proven and probable reserves are included when determining the fair value of mine site reporting units acquired and, subsequently, in determining whether the assets are impaired. The term “recoverable metals” refers to the estimated amount of metals that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable metals from such exploration stage metal interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will differ significantly from the estimates, as actual future quantities of recoverable metals, prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties. Accumulated impairment provisions of $1,081,000 and $1,073,000, respectively as of June 30, 2012 and December 31, 2011 were recorded for the property and machinery of Qianzhen Mining.

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

Taxation

(a) Enterprise Income Tax

Taxes on profits earned in the PRC are calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC after taking into account the benefits from any special tax credits or “tax holidays” allowed in the PRC.

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

Comprehensive Income (Loss)

Accumulated other comprehensive income includes foreign currency translation adjustments. Total comprehensive loss for the six months ended June 30, 2012 and 2011 was approximately ($4,776,000) and ($709,000), respectively.

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

NOTE 6 – NOTES RECEIVABLE

At June 30, 2012 and December 31, 2011, notes receivable were approximately $805,000 and $1,019,000, respectively. Notes receivable consisted of bank’s acceptance bills from customers for the purchase of the Company’s products. Bank’s acceptance bills which entitle the holders to receive the full face amount from the banks at maturity, bear no interest and generally ranges from three to six months from the date of issuance, are accepted by the remitters’ bank. The Company can also endorse a bank’s acceptance bill as payment to its suppliers before the bank’s acceptance bill maturity date.

NOTE 7 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30, 2012	December 31, 2011
	(In thousands)	(In thousands)
Accounts receivable	$864	$3,413
Less: Allowance for doubtful accounts	(437)	(81)
	$427	$3,332

The activities in the Company’s allowance for doubtful accounts are summarized as follows:

	June 30, 2012	December 31, 2011
	(In thousands)	(In thousands)
Balance at the beginning of the period	$81	$166
Add: Allowance for doubtful accounts	356	-
Less: write off the provision during the period	-	(85)
Balance at the end of the period	$437	$81

NOTE 8 - ADVANCES TO SUPPLIERS

Advances to suppliers consist of the following:

	June 30, 2012	December 31, 2011
	(In thousands)	(In thousands)
Advances to suppliers	$1,752	$1,943
Less: Allowance for doubtful accounts	(377)	(110)
	$1,375	$1,833

The activities in the Company’s allowance for doubtful accounts are summarized as follows:

	June 30, 2012	December 31, 2011
	(In thousands)	(In thousands)
Balance at the beginning of the period	$110	$192
Add: provision during the period	267	-
Less: write off the provision during the period	-	(82)
Balance at the end of the period	$377	$110

NOTE 9 - OTHER RECEIVABLE

Other receivable consists of the following:

		June 30, 2012	December 31, 2011
		(In thousands)	(In thousands)
Other receivable	(a)	$1,699	$-
Less: Allowance for doubtful accounts	(a)	(1,699)	-
		$-	$-

(a) As of June 30, 2012 and December 31, 2011, other receivable was approximately $1,699,000 and $0, respectively. This receivable was a loan on April 13, 2012 to a third party, Ms. Guiying Zhao, without interest and collateral. This loan will be due on August 8, 2012. An accumulated impairment provision of $1,699,000 for the six months ended June 30, 2012 was recorded for the loan for it’s over due.

The activities in the Company’s allowance for doubtful accounts are summarized as follows:

	June 30, 2012	December 31, 2011
	(In thousands)	(In thousands)
Balance at the beginning of the period	$-	$-
Add: provision during the period	1,699	-
Balance at the end of the period	$1,699	$-

NOTE 10 - OTHER DEPOSITS

Other deposits consist of the following:

	June 30, 2012	December 31, 2011
	(In thousands)	(In thousands)
Other deposits	$471	$357
Less: Allowance for doubtful accounts	(178)	(99)
	$293	$258

The activities in the Company’s allowance for doubtful accounts are summarized as follows:

	June 30, 2012	December 31, 2011
	(In thousands)	(In thousands)
Balance at the beginning of the period	$99	$63
Add: provision during the period	79	36
Balance at the end of the period	$178	$99

NOTE 11 - DUE FROM RELATED PARTIES

Due from related parties consist of the following:

		June 30, 2012	December 31, 2011
		(In thousands)	(In thousands)
Mr. Gang Liu	(a)	$1,163	$-
Mr. Wenrui Li	(b)	32	-
Due from Guizhou Yanhe Dongsheng Mining, Ltd. (“Yanhe Dongsheng”)	(c)	83	-
Due from Chongqing Fengdu Dongsheng Mining, Ltd. (“Fengdu Dongsheng”)	(c)	420	-
Due from Hubei Dongsheng Mining, Ltd. (“Hubei Dongsheng”)	(c)	193	-
Due from Chongqing Henrun Mining, Ltd. (“Chongqing Henrun”)	(c)	95	-
Due from Guizhou Wuchuan Shanxian Food, Ltd. (“Shanxian Food”)	(c)	919	-
Due from Guizhou Zhengan Zunzheng Mining Development, Ltd. (“Zunzheng Mining”)	(c)	189	-
Due from Wuchuan Chenhe Dongsheng Fluoride Industry Co., Ltd. (“Chenhe Fluoride”)	(d)	270	-
Less: Allowance for doubtful accounts	(e)	(270)	-
		$3,094	$-

(a)	Mr. Gang Liu is a minor shareholder and the General Manager of Dongsheng Mining, Meilan Mining, and Qianshi Resources.

(b)	Mr. Li is a family member of Mr. Gang Liu.

(c)	Yanhe Dongsheng, Fengdu Dongsheng, Hubei Dongsheng, Chongqing Henrun, Shanxian Food and Zunzheng Mining are owned by Mr. Gang Liu.

(d)	Chenhe Fluoride’s 30% equity interest is owned by Dongsheng Mining.

(e)	An accumulated impairment provision of $270,000 for the six months ended June 30, 2012 was recorded for Chenhe Fluoride for its losses during last three years.

(a) (c) The funds were loaned to the Mr. Gang Liu and his controlled companies to repay their liabilities without interest and collateral after Dongsheng Mining, Meilan Mining, and Qianshi Resources acquired. According to Wuchuan Agreement, the Company shall bear the original debts of Dongsheng Mining, Meilan Mining, and Qianshi Resources amounting to no more than RMB 50,000,000 ($7.90 million). The remaining original liabilities of Dongsheng Mining, Meilan Mining, and Qianshi Resources will be transferred to Mr. Gang Liu and his controlled companies to eliminate the funds loaned to them.

NOTE 12 - INVENTORIES

Inventories consist of the following:

		June 30, 2012	December 31, 2011
		(In thousands)	(In thousands)
Raw materials		$1,705	$1,623
Unprocessed mineral / ore	(a)	4,738	3,204
Consumables		230	181
Finished goods and semi-manufactured goods		4,541	2,471
Impairment provision for inventories		(547)	-
		$10,667	$7,479

(a)	Unprocessed mineral / ore included in the inventory consists of materials extracted from the mines that have not been processed. These inventories are primarily maintained in large mounds of materials stored in the mine field in the form of a “stockpile.” These unprocessed inventories are primarily in large mounds of material stored in the min field in the form of a “stockpile”. These stockpiles are measured at the reporting date by qualified experts using industry standards. Such standards taking into account the volume, density, and mineral content in such stockpiles. The cost for such stockpiles includes extraction cost from mines, labor, amortization and depreciation, and other overhead costs.

Proven or probable reserves that are in the mines and have not been extracted are not included in the Company’s inventory.

Under normal circumstances, minerals / ores will be extracted, processed and sold within the same month. When the price of fluorite powder rose significantly in 2011, the Company increased extraction of fluorite ore in order to produce fluorite powder. However, due to certain issues in processing minerals the capacity of the processing plant was limited and a large quantity of minerals were not processed and sold in the usual timeframe.

NOTE 13 - RESTRICTED ASSETS

Restricted assets are the deposits consisting of the following:

	June 30, 2012	December 31, 2011
	(In thousands)	(In thousands)
Bank drafts pledged for the short term bank loans (see Note 16)	$1,583	$2,536

NOTE 14 - PROPERTY, MACHINERY AND MINING ASSETS, NET

Property, machinery and mining assets consist of the following:

		June 30, 2012	December 31, 2011
		(In thousands)	(In thousands)
Land use rights		$1,787	$1,764
Buildings		18,898	15,452
Machinery		15,737	13,316
Mining assets		14,505	13,476
Motor vehicles		3,137	2,465
Equipment		591	437
Extraction rights	(a)	50,460	31,703
Construction in progress		770	325
		105,885	78,938
Less:
Accumulated depreciation and amortization		(21,905)	(17,552)
Impairment provision		(1,081)	(1,073)
		$82,899	$60,313

(a)	The extraction right’s significant increase of approximately $18.72 million was mainly due to the acquisition cost of the extraction rights of Dongsheng Mining, Qianshi Resources and Meilan Mining, which were acquired in January and February 2012.

Depreciation and Amortization

Depreciation and amortization expense in the aggregate for the six months ended June 30, 2012 and 2011 was approximately $3,013,000 and $2,096,000, respectively.

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

NOTE 15 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At June 30, 2012 and December 31, 2011, accounts payable and accrued liabilities were approximately $2,197,000 and $3,324,000, respectively. Accounts payable and accrued liabilities are primarily payments due to suppliers and vendors for mining and transportation services.

NOTE 16 - SHORT-TERM LOANS

Short-term loans consisted of the following:

		June 30, 2012	December 31, 2011
		(in thousands)	(in thousands)
7.01% note payable to China Citic Bank matures on March 31, 2012, collateralized with Xiangzhen’s extraction right, land use right and some machineries		$-	$3,145
7.01% note payable to China Citic Bank matures on March 31, 2012, collateralized with Xiangzhen’s extraction right, land use right and some machineries		-	3,145
5.15% note payable to Mr. Mao Huang, a related party of the Company, matures on January 26, 2012, collateralized with Xingzhen’s extraction right and the ore processing plant		-	2,560
9.76% note payable to Baiyin Credit Union matures on Janurary 17, 2012, guaranteed by the bank draft of the Company		-	944
9.76% note payable to Baiyin Credit Union matures on April 21, 2012, guaranteed by the bank draft of the Company		-	786
9.76% note payable to Baiyin Credit Union matures on May 9, 2012, guaranteed by the bank draft of the Company		-	786
11.15% note payable to Baiyin Credit Union matures on December 17, 2012 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Xingzhen Mining		316	315
11.15% note payable to Baiyin Credit Union matures on December 21, 2011 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Xingzhen Mining		316	315
9.18% note payable to China Citic Bank matures on March 31, 2013, collateralized with Xiangzhen’s extraction right		7,920	-
9.76% note payable to Baiyin Credit Union matures on July 20, 2012, guaranteed by the bank draft of the Company	(a)	1,663	-
7.93% note payable to Mr. Xin Li, a vice general manager of Xinyi Fluorite, matures on November 18, 2012		317	-
		$10,532	$11,996

(a) The loan amount of approximately $1,663,000 was repaid before July 20, 2012.

NOTE 17 - LONG-TERM LOANS

Long-term loans consisted of the following:

	June 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
13.30% note payable to Wuchuan Credit Union matures on January 11, 2015 with interest due on the 20th day of each month, collateralized with Dongsheng Mining’s extraction rights.	$1,742	$-

NOTE 18 – RECEIPTS IN ADVANCE

Receipts in advance consisted of the following:

	June 30, 2012	December 31, 2011
	(In thousands)	(In thousands)
Receipts in advance from fluorite customers	$2,761	$1,528
Receipts in advance from nonferrous metals customers	2,544	-
	$5,305	$1,528

As of June 30, 2012, receipts in advance totaled approximately $5,305,000, which consisted of advances from 37 customers.

The following table shows the receipts in advance of the Company’s major customers (10% or more of consolidated receipts in advance) as of June 30, 2012:

	Receipts in advance	Percentage
Customer	(In thousands)	(%)
Ruipeng Mining	$1,611	30%
Xinjiang Lianhe Xinwang Copper, Ltd.	933	18%
Shandong Zhaohe New Material Ltd	517	10%
	$3,061	58%

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

NOTE 19 – GOVERNMENT LOAN

As of June 30, 2012, the government loan amount of approximately $1.63 million was a fiscal appropriation from the local government for the construction of Fenshui Town Fluorite and Barite Flotation Plant in Wuchuan Yilao & Miao Autonomous County, Zunyi City, Guizhou Province in the PRC. If the Company’s construction does not meet the manufacturing standards of fluorite and flotation plants and is not certified by the local government, the loan may be required to be paid back to the local government. If the Company’s construction meet the standards and certified by the local government, the loan will not be required to be paid back to the local government and will be a deduction of the Company’s construction cost. As of June 30, 2012, the construction was still in progress and is expected to be completed in 2012.

NOTE 20 – OTHER PAYABLES AND ACCRUALS

Other payables and accruals consist of the following:

	June 30, 2012	December 31, 2011
	(In thousands)	(In thousands)
Accruals for payroll, bonus and other operating expenses	$1,730	$841
Payables for construction service vender	740	135
Loan to a third company	111	-
Loan to individuals	79	-
Asset retirement obligations (see Note 26)	237	-
Others payables	1,043	1,796
	$3,940	$2,772

NOTE 21 - DUE TO RELATED PARTIES

Due to related parties classified as long term liabilities consist of the following:

	June 30, 2012	December 31, 2011
	(In thousands)	(In thousands)
Due to directors of the Company:
Ms. Xiaojing Yu, CEO of the Company	$-	$106
Mr. Xueming Xu, Director of the Company	12	13
Due to Mr. Xiaoming Yu, General Manager of Xiangzhen Mining	46	127
Due to Mr. Mao Huang, a minority shareholder of Xingzhen Mining	4	4
Due to Mr. Guojian Zhou, a minor shareholder of Qianshi Resources	126	-
Due to Mr. Shuanglong Tian, a minor shareholder of Meilan Mining	51	-
	$239	$250

NOTE 22 - SERIES A CONVERTIBLE PREFERRED STOCK

On March 21, 2012, the Company entered into a Securities Purchase Agreement (the “2012 SPA”) with certain institutional Investors (the “Investors”), pursuant to which the Company will offer up to an aggregate of $10 million of Series A Convertible Preferred Stock, $0.001 par value per share (the “Preferred Stock”) and warrants (the “Warrants”) to purchase approximately 1,960,785 shares of common stock of the Company, par value $0.001 per share (such offer being the “Offering”). Under the 2012 SPA, the Investors may purchase up to an aggregate of 10,000 shares of Preferred Stock in the Offering. The Offering was effected as a takedown from the Company’s shelf registration statement on Form S-3 (File No. 333-171243), which became effective on January 7, 2011, pursuant to a prospectus supplement to be filed with the U.S. Securities and Exchange Commission. FT Global Capital, Inc. acted as the sole placement agent for the transaction.

The Company will issue the Preferred Stock and Warrants in two $5 million tranches. Upon the closing of the first tranche on Monday, March 26, 2012, the Investors purchased $5.0 million of newly issued Preferred Stock and related Warrants. Each of the initial purchasers, at their option, may purchase their allocation of Preferred Stock in the second tranche by delivery of written notice to the Company at any time prior to the first anniversary of the initial closing date. Subject to the satisfaction of certain conditions, the Company may force the Investors to purchase the Preferred Stock in the second tranche at any time after the satisfaction of such conditions and prior to the four month anniversary of the initial closing date. In order for the Company to trigger the mandatory purchase requirement, the Company must obtain shareholder approval as may be required by the NYSE Amex and the Company must also satisfy certain other conditions. Accordingly, the Preferred Stock has been classified as a liability. The Company did not pursue the sale of the second tranche after the four month anniversary date.

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

The aggregate net proceeds to the Company, after deducting placement agent fees and other estimated Offering expenses payable by the Company, are estimated to be approximately $4.5 million. The placement agent will receive a placement fee equal to 5% of the gross proceeds of the Offering. The agreement with the placement agent contains certain representations, warranties, and covenants by the Company. It also provides for indemnification by the Company of the placement agent in certain circumstances.

The Company has also agreed to grant to the placement agent at the initial closing of the Offering warrants (the “Placement Agent’s Warrants”) to purchase 392,157 shares of common stock. The Placement Agent’s Warrants shall have the same general terms as the Warrants offered in the Offering, except that the initial exercise price was 120% of the initial exercise price in the Warrants offered in the Offering. The Company has recorded approximately $1,010,000 in financing costs related to the issuance of the Preferred Stock of which approximately $632,000 has been paid in cash or is to be paid in cash at a future date. The Company has valued the Placement Agent’s warrants at approximately $378,000. The financing costs related to the issuance of the Preferred Stock are being amortized over the thirteen months conversion period. The Company has amortized approximately $270,000 of deferred financing costs for the Preferred Stock during the six months ended June 30, 2012, leaving a remaining balance of approximately $740,000 unamortized as of June 30, 2012.

On May 7, 2012 and June 5, 2012, the Company redeemed $1,666,667 of the Preferred Stock through the issuance of 1,475,225 and 976,249 shares of the Company’s common stock, respectively. As of June 30, 2012, the Company has accrued $60,520 of dividends payable on the Preferred Stock, including the Preferred Stock which has converted into common stock, and is included in other payables.

NOTE 23 - STOCKHOLDERS’ EQUITY

Common Stock

We have 50,000,000 shares of common stock, par value $0.001, authorized. At June 30, 2012 and December 31, 2011 there were 39,323,772 shares and 32,285,973 shares of common stock issued and outstanding, respectively.

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

On May 7, 2012 and June 5, 2012, the Company redeemed $1,666,667 of the Preferred Stock through the issuance of 1,475,225 and 976,249 shares of the Company’s common stock, respectively. As of June 30, 2012, the Company has accrued $60,520 of dividends payable on the Preferred Stock, including the Preferred Stock which has converted into common stock, and is included in other payables.

Common stock authorized and outstanding table

	Par value authorized	Issuance date	Shares outstanding
Common stock at 01/01/2012	50,000,000		32,285,973
Additional shares issued as acquisition consideration for Xinyi Fluorite		02/13/2012	1,139,128
Shares issued in connection with a partial exercise of warrants granted in 2011		03/30/2012	185,106
Shares issued as acquisition consideration for Dongsheng Mining, Meilan Mining and Qianshi Resources		05/02/2012	3,262,091
Shares issued as the pre-installment shares to redeem a third of the convertible preferred stock		05/07/2012	1,475,225
Additional shares issued as the installment shares to complete the redemption of a third of the convertible preferred stock		06/05/2012	976,249
Common stock at 06/30/2012			39,323,772

Common Stock Purchase Warrants

 ▼ Warrants granted in 2011

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

The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and a warrant to purchase 0.30 shares of common stock.  The purchase price was $7.05 per fixed combination.  The warrants were exercisable immediately following the closing date of the Offering and will remain exercisable for three years thereafter at an exercise price of $8.46 per share.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and in the event the Company issues or is deemed to issue shares of common stock for less than the exercise price then in effect. The nature of the Offering was that of a derivative instrument upon its issuance due to the reset provisions in the Offering. A derivation was not recorded when the Offering was originally entered into as the value of the such a derivative was immaterial due to the Company's limited history with adjusting their previous fundraising's equity issuance. On March 21, 2012, the exercise price of the warrants was adjusted to $1.21 and these warrants have been reclassified from equity to a derivative liability for their future fair market value The valuation of the warrants, as a derivative liability, will be valued at market at each reporting date. Under ASC 815, the warrants will be carried at fair value and adjusted during each reporting period subsequent to reclassification to a derivative liability from that of an equity instrument.

The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of the Company’s common stock.

The Company also granted to the placement agent at the closing of the Offering warrants (the “Placement Agent’s Warrants”) to purchase that number of shares of our common stock equal to 8% of the aggregate number of shares underlying the warrants placed in the Offering.  The Placement Agent’s Warrants had the same terms as the warrants offered in the Offering, except that the initial exercise price was 120% of the exercise price in the warrants offered in the Offering.  The Placement Agent’s Warrants, and shares underlying the Placement Agent’s Warrants, were each included in the prospectus supplement to be filed with the U.S. Securities and Exchange Commission. On March 21, 2012, the exercise price of the Placement Agent’s Warrants was adjusted to $1.21 and these warrants have been reclassified from equity to a derivative liability for their future fair market value. The valuation of warrants, as a derivative liability, will be valued at market. Under ASC 815, the Placement Agent’s Warrants will be carried at fair value and adjusted during each reporting period subsequent to reclassification to a derivative liability from that of an equity instrument.

During the six months ended June 30, 2012, 185,106 warrants were exercised.

Warrants granted in January 2011

	Warrants to purchase The Company’s common stock	Original exercise price	Adjusted Average exercise price
	(Shares)	(In US dollars)	(In US dollars)
Warrants granted to investors at January 19, 2011	851,066	$8.46	$1.21
Warrants granted to the placement agent at January 19, 2011	68,085	10.15	1.21
Exercised	(185,106)	-	1.21
Expired	-	-	-
Outstanding warrants at June 30, 2012	734,045	$8.59	$1.21

The fair value of the warrants to the investors and the Placement were estimated as of the grant date using the Black Scholes option pricing model. The determination of the value is affected by the price of the Company’s common stock at the date of the grant as well as assumptions made regarding the expected price volatility of the common stock over the terms of the grant, the risk-free interest rate and any expected dividends.

The table below provides the estimated fair value of the warrants, beneficial conversion features and the significant assumptions used to determine their value.

	Investors warrants	Placement Agent Warrants
Expected life in years	1.58	1.58
Dividend Yield	0.00%	0.00%
Stock Price Volatility	155.18%	155.18%
Risk Free interest Rate	0.33%	0.33%

 ▼ Warrants granted in 2012

On March 21, 2012, the Company entered into a Securities Purchase Agreement (the “2012 SPA”) with a certain institutional Investors (the “Investors”), pursuant to which the Company will offer up to an aggregate of $10 million of Series A Convertible Preferred Stock, $0.001 par value per share (the “Preferred Stock”) and warrants (the “Warrants”) to purchase approximately 1,960,785 shares of common stock of the Company, par value $0.001 per share (such offer being the “Offering”). Under the 2012 SPA, the Investors may purchase up to an aggregate of 10,000 shares of Preferred Stock. The Offering was effected as a takedown from the Company’s shelf registration statement on Form S-3 (File No. 333-171243), which became effective on January 7, 2011, pursuant to a prospectus supplement to be filed with the U.S. Securities and Exchange Commission. FT Global Capital, Inc. acted as the sole placement agent for the Offering.

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

Warrants granted in March 2012

	Warrants to purchase The Company’s common stock	Average exercise price
	(Shares)	(In US dollars)
Warrants granted to investors at March 21, 2012	1,960,785	$2.04
Warrants granted to the placement agent at March 21, 2012	392,157	2.45
Exercised	-	-
Expired	-	-
Outstanding warrants at June 30, 2012	2,352,942	$2.11

The fair value of the warrants to the investors and the Placement were estimated as of the grant date using the Black Scholes option pricing model. The determination of the value is affected by the price of the Company’s common stock at the date of the grant as well as assumptions made regarding the expected price volatility of the common stock over the terms of the grant, the risk-free interest rate and any expected dividends.

The table below provides the estimated fair value of the warrants, beneficial conversion features and the significant assumptions used to determine their value.

	Investors warrants	Placement Agent Warrants
Expected life in years	3.25	3.25
Dividend Yield	0.00%	0.00%
Stock Price Volatility	222.33%	222.33%
Risk Free interest Rate	0.33%	0.33%

Common Stock Future issuance plan

On March 21, 2012, the Company entered into the 2012 SPA with certain institutional investors, pursuant to which the Company will offer up to an aggregate of $10 million of Series A Convertible Preferred Stock, and warrants to purchase approximately 1,960,785 shares of common stock of the Company (such offer being the “Offering”). Under the 2012 SPA, the investors may purchase up to an aggregate of 10,000 shares of preferred stock in the Offering. The initial conversion price of the preferred stock is $2.04, subject to anti-dilution adjustments. The Company has also agreed to grant to the placement agent at the initial closing of the Offering warrants to purchase 392,157 shares of common stock. The placement agent’s warrants shall have the same general terms as the warrants offered in the Offering, except that the initial exercise price was 120% of the initial exercise price in the warrants offered in the Offering.

Available common stock in the future table

	Par value authorized	Shares outstanding	Available Shares
Common stock authorized and outstanding at 06/30/2012	50,000,000	39,323,772	10,676,228
Warrants granted in January 2011 to purchase the Company’s common stock			(734,045)
Will issue shares to employees based on the 2009 Omnibus Long-term Incentive Plan			(840,000)
Series A Convertible Preferred Stock to purchase the Company’s common stock			(1,633,987)
Warrants granted in March 2012 to purchase the Company’s common stock			(2,352,942)
Available Common stock at 06/30/2012			5,115,254

NOTE 24 - DEFINED CONTRIBUTION RETIREMENT PLANS

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

NOTE 25 - STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company’s PRC subsidiaries were required to transfer 10% of their profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve and a percentage of not less than 5%, as determined by management, of the profit after tax to the public welfare fund. With the amendment of the PRC Companies Law which became effective January 1, 2006, enterprises in the PRC are no longer required to transfer any profit to the public welfare fund. Any balance of public welfare fund brought forward from December 31, 2005 should be transferred to the statutory surplus reserve. The statutory surplus reserve is non-distributable. There was no statutory reserve transferred for the six months ended June 30, 2012 and 2011.

NOTE 26 - ASSET RETIREMENT OBLIGATIONS

According to the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” of the PRC, mining companies causing damages to cultivated land, grassland or forests are required to restore the land to a condition approved by the local government.

The Company has identified and recognized the asset retirement obligations related to the Company’s mining sites. As of June 30, 2012, the total estimated discounted cash value for the future assets retirement obligations was approximately $237,000 for Sumochaganaobao fluorite mine, Qingzhen Fluorite Xinyi mine No. 1. Shuanghe Fluorite mine, Fenshui Qingshuzi Barite and Fluorite mine, Baicun Fluorite mine, and Keyinbulake Copper-Zinc mine. The Company has deposited approximately $310,000 and $175,000, respectively, in the Company’s bank accounts at June 30, 2012 and December 31, 2011 as guaranteed funds for the Company’s future asset retirement obligations. The following is a reconciliation for the Company’s restricted for assets retirement obligation to be used for future environmental remediation on the mines.

	June 30, 2012	December 31, 2011
	(In thousands)	(In thousands)
Balance at the beginning of the period	$175	$-
Funds used	135	175
Balance at the end of the period	$310	$175

The following is a reconciliation for the Company’s assets retirement obligation:

	June 30, 2012	December 31, 2011
	(In thousands)	(In thousands)
Balance at the beginning of the period	$-	$-
Liabilities accrued	237	-
Balance at the end of the period	$237	$-

NOTE 27 - OPERATING RISK

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

Non-compliance with financing requirements

The Company might need to obtain future financings that requiring timely filing of registration statements, having those registration statements declared effective, and registering the shares offered. The Company might be subject to liquidated damages and other penalties if they continue to obtain future financings requiring registration statements, and do not having those registration statements filed and declared effective in a prompt manner.

NOTE 28 - COMMITMENTS AND CONTINGENCIES

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

NOTE 29 - SEGMENT INFORMATION

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and evaluating their performance. The Company has two operating segments identified by product, “fluorite” and “nonferrous metals”. The fluorite segment consists of our fluorite extraction and processing operations conducted through the Company’s subsidiaries Xiangzhen Mining, Xinyi Fluorite, Dongsheng Mining, Meilan Mining, and Qianshi Resources. The nonferrous metals segment consists of the Company’s copper, zinc, lead and other nonferrous metal exploration, extraction and processing activities conducted through the Company’s subsidiaries Qianzhen Mining and Xingzhen Mining.

The Company primarily evaluates performance based on income before income taxes and excluding non-recurring items.

The segment data presented below was prepared on the same basis as the Company’s consolidated financial statements.

Six Months Ended June 30, 2012	Fluorite	Nonferrous metals	Consolidated
	(In thousands)	(In thousands)	(In thousands)
Segment revenue	$7,595	$1,461	$9,056
Inter-segment revenue	-	-	-
Revenue from external customers	$7,595	$1,461	$9,056

Segment income (loss)	$(4,601)	$(1,975)	$(6,576)

Unallocated corporate income			933
Loss from continuing operations before income taxes			$(5,643)
Income tax expenses			(178)
Loss from discontinuing operations, net of taxes			-
Net loss			$(5,821)
As of June 30, 2012
Total segment assets	$108,451	$38,588	$147,039
Inter-segment receivables	(26,342)	(17,716)	(44,058)
	$82,109	$20,872	$102,981
Other unallocated corporate assets			857
			$103,838

Other segment information:
Depreciation and amortization	$2,436	$577	$3,013
Expenditure for segment assets	$919	$673	$1,592

Six Months Ended June 30, 2011	Fluorite	Nonferrous metals	Consolidated
	(In thousands)	(In thousands)	(In thousands)
Segment revenue	$8,610	$2,403	$11,013
Inter-segment revenue	-	-	-
Revenue from external customers	$8,610	$2,403	$11,013

Segment loss	$1,820	$(1,139)	$681

Unallocated corporate income			(1,432)
Loss from continuing operations before income taxes			$(751)
Income tax expenses			(280)
Loss from discontinuing operations before income taxes			(89)
Net loss			$(1,120)
As of December 31, 2011
Total segment assets as of December 31, 2011	$79,076	$15,392	$94,468
Inter-segment receivables as of December 31, 2011	(12,660)	2,966	(9,694)
	$66,416	$18,358	$84,774
Other unallocated corporate assets as of December 31, 2011			542
			$85,316

Other segment information:
Depreciation and amortization	$1,540	$556	$2,096
Expenditure for segment assets	$1,695	$484	$2,179

The following summarizes identifiable assets by geographic area:

	June 30, 2012	December 31, 2011
	(In thousands)	(In thousands)
China	$102,981	$84,774
Unallocated corporate assets	857	542
	$103,838	$85,316

The following summarizes net losses:

	For Six Months Ended
	June 30, 2012	June 30, 2011
	(In thousands)	(In thousands)
China	$(6,754)	$312
Unallocated corporate operating income (loss)	933	(1,432)
	$(5,821)	$(1,120)

NOTE 30 - OTHER INCOME, NET

	For Six Months Ended
	June 30, 2012	June 30, 2011
	(In thousands)	(In thousands)
Subsidiary income	$16	$-
Penalty (loss) income	(73)	147
Donation	(75)	(61)
others	(3)	(13)
	$(135)	$73

NOTE 31 - EARNINGS PER SHARE

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share from continuing and discontinued operations for the periods presented (amounts in thousands, except per share data):

	For Six Months Ended
	June 30, 2012	June 30, 2011
	(In thousands, except per share data)	(In thousands, except per share data)
Loss from continuing operations available to common shareholders:
Basic and Diluted	$(5,143)	$(1,392)

Loss from discontinued operations available to common shareholders:
Basic and Diluted	$-	$(89)

Weighted average number of shares:
Basic and Diluted	34,932	30,448

Loss per share from continuing operations
Basic and Diluted	$(0.15)	$(0.05)

Loss per share from discontinued operations
Basic and Diluted	$-	$(0.00)

The outstanding warrants were not included in the calculation since they were out-of-the money as of June 30, 2012.

NOTE 32 - CONCENTRATION OF CUSTOMERS AND SUPPLIERS

The Company had five customers who contributed approximately $4,498,000 or 50% of the Company’s consolidated net revenue for the six months ended June 30, 2012. For the same period of 2011, the Company had five main customers who contributed approximately $9,259,000 or 84% of the Company’s consolidated net revenue.

The following table shows the Company’s major customers (5% or more of consolidated net revenue) for the six months ended June 30, 2012:

	Revenue	Percentage
Customer	(In thousands)	(%)
Ningxia Jinhe chemistry Ltd	$1,378	15%
Hangzhou Changan Fluorite Sale, Ltd	1,140	13%
Xinjiang United Xinwang Copper, Ltd	827	9%
Ruipeng Mining Ltd	634	7%
Huade Sanli	519	6%
	$4,498	50%

The following table shows the Company’s major customers (5% or more of consolidated net revenue) for the six months ended June 30, 2011:

	Revenue	Percentage
Customer	(In thousands)	(%)
Ningxia Jinhe chemistry Ltd	$2,872	26%
Ruipeng Mining Ltd	2,403	22%
Henan Zhongse Dongfang Shaoxing, Ltd	2,257	20%
Xuancheng Hengyuan, Ltd	1,025	9%
Jiangxi Danshuihu Chmistry, Ltd	701	6%
	$9,258	84%

The Company had no concentrated suppliers for the six months ended June 30, 2012 and 2011.

NOTE 33 - SUBSEQUENT EVENT

On August 7, 2012 the Company and all of the holders of the Series A convertible Preferred Stock (the “Preferred Stock”) of the Company reached an agreement to amend certain terms of the Preferred Stock and to exchange warrants held by such holders for new warrants with a reduction in the exercise price to be $1.00.

According to the Agreement, August 6, 2012 was the second pre- installment amortization date, and September 17, 2012 will be the payment day for the second installment payment; October 6, 2012 will be the third pre- installment amortization date, and November 17, 2012 will be the payment day for the third installment payment; 10 days prior to payment date, the Company has the right to choose cash to pay off the price difference. Investors waived certain rights with respect to the August 1 installment payment upon the closing following the execution of certain Amendment and Exchange Agreements on August 7, 2012.

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

On November 18, 2011, Xinyi Fluorite engaged geological evaluation institution SRK Consulting China Ltd. (SRK) to evaluate the current situation and potential extraction volume at Xinyi Mine No. 1. SRK completed additional drilling and collected more technical datasets on Xinyi Fluorite's reserves in May 2012. Subsequently, SRK commissioned Hefei Mineral Resources Supervision and Inspection Center, an affiliate of the Ministry of Land and Resources of the PRC, to inspect the fluorite samples. It is expected that SRK will provide a complete and JORC-compliant technical report on Xinyi's reserves by the end of 2012.

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

We also plan to do the following work in 2012:

Ensure and stabilized our current production, extract and process to capacity and carry-out our current plans.

According to changes in the prices of fluorite powder and fluorite lumps, adjust the proportion of fluorite powder and fluorite lumps in our product structure to ensure the highest profit.

We will still strive to leverage our position as one of the leaders in the industry to acquire additional appropriate fluorite reserves.

Acquire advanced fluorine chemical technology and develop and construct down stream products using fluorite as a raw material.

Dongsheng Mining

On January 16, 2012, the Company through its subsidiary Xiangzhen Mining, entered into an equity transfer and capital increase agreement to acquire 60% of the equity interests of Dongsheng Mining. Dongsheng Mining is a limited liability company legally incorporated on December 13, 1999 and validly existing in Wuchuan Yilao & Miao Autonomous County, Zunyi City, Guizhou Province in the PRC. Dongsheng Mining has a registered capital of RMB 2,000,000 with its business mainly in extraction and processing of fluorite ore and barite ore. Currently, it owns 100% of the mining rights of Shuanghe Fluorite Mine, Fenshui Qingshuzi Barite and Fluorite Mine, Baicun Fluorite Mine, Luping Fluorite Mine and Shibuya Barite and Fluorite Mine, and it also owns Douru Town Fluorite Flotation Plant and the Fenshui Town Fluorite and Barite Flotation Plant, and a 30% equity interest in Wuchuan Chenhe Dongsheng Fluoride Industry Co., Ltd. in Wuchuan Yilao & Miao Autonomous County, Zunyi City, Guizhou Province in the PRC.

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

We started production at the end of April 2012. We did not stop excavating in 2011. We plan to extract ores of 130,000 metric tons, process ores of 130,000 metric tons, and produce approximately 5,000 metal tons of zinc concentrate and approximately 470 metal tons of copper concentrate.

Qianzhen Mining

Before the end of 2007, Qianzhen Mining processed ores supplied by local mining companies. Since then, the supplier contracts expired.

No production occurred at Qianzhen Mining in 2011 due to a lack of ore supply.

Due to a potential asset reorganization, we do not plan to produce at Qianzhen Mining in 2012.

Exploration Activities

Keyinbulake Copper-Zinc Mine

In 2011, Xingzhen Mining continued exploration as planned, with a focus on: ground drilling, surveying, geophysical prospecting, geological surveying, documenting, rock-mineral experimenting, etc. A summary of the work completed is as follows:

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

Underground mining project: the plan was started during 2011 and we will finish the project in July 2012. The project’s main focus is 216, 256 middle section reclamation works and development, venting system rehabilitation and implementation of the six security systems and production safety standards required by the State Council. We successfully implemented the six security systems required by State Council and passed inspection of safety standard V required by the local government. We also developed 1,500 meters of drift tunnels; performed ground drilling of 300 meters, and underground drilling of 250 meters.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2012 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2011

Selected information from the Consolidated Statements of Operations

	For the three months ended June 30,
	2012	2011
	(in thousands)	(in thousands)
Net revenue	$7,550	$9,117
Gross profit	$1,386	$4,344
Gross profit margin	18%	48%
General and administrative expenses	$2,862	$3,313
Interest expenses	$431	$201
Net (loss) income attributable to the Company	$(1,966)	$128

REVENUES. Net revenues for the three months ended June 30, 2012 were approximately $7,550,000, representing an approximate $1,567,000 or 17% decrease as compared to the same period of 2011. The decrease was primarily due to the decrease in sales volume for fluorite powder and zinc concentrate powder. The fluorite powder sales volume for the three months ended June 30, 2012 was approximate 13,100 tons, representing an approximate 3,450 ton or 21% decrease as compared to the same period of 2011. Zinc concentrate powder sales volume for the three months ended June 30, 2012 was 585 metal tons, representing an approximate 942 metal ton or 62% decrease as compared to the same period of 2011.

GROSS PROFIT AND GROSS PROFIT MARGIN. For the three months ended June 30, 2012, gross profit was approximately $1,386,000, which decreased by approximately 68% from $4,344,000 in gross profit for the same period of 2011. The gross profits from the fluorite segment were approximately $1,503,000 and $3,735,000 for the three months ended June 30, 2012 and 2011, respectively. The gross profits (loss) from the non-ferrous metal segment were approximately ($117,000) and $609,000 for the three months ended June 30, 2012 and 2011, respectively. The fluorite segment’s gross profits decrease was mainly due to the decrease in sales volume and sale price for fluorite powder. The fluorite powder sales volume for the three months ended June 30, 2012 was approximate 13,100 tons, representing an approximate 3,450 ton or 21% decrease as compared to the same period of 2011. The fluorite powder average sales price for the three months ended June 30, 2012 was $291 per ton, representing an approximate $58 per ton or 17% decrease as compared to the same period of 2011. Gross profit margin was approximately 18% for the three months ended June 30, 2012, a decrease from the gross profit margin of 48% for the same period of 2011.

GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended June 30, 2012, general and administrative expenses decreased by approximately $451,000 to $2,862,000 in 2012 as compared to $3,313,000 in 2011.

INTEREST EXPENSE. Interest expense increased by approximately $230,000 from the same period of 2011. The increase was mainly due to the increase in the principal and the interest ratio of the short term loans.

NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY. Net (loss) income attributable to the Company for the three months ended June 30, 2012 was approximately ($1,966,000), as compared to $128,000 for the same period of 2011. Basic net (loss) income per share were ($0.05) and $0.01 for the three months ended June 30, 2012 and 2011, respectively.

SEGMENT PERFORMANCE ANALYSIS

	Segment revenue		Segment income (loss)
	For the three months ended June 30,		For the three months ended June 30,
	2012	2011	2012	2011
	(In thousands)	(In thousands)	(In thousands)	(In thousands)
Fluorite	$6,089	$6,714	$(2,894)	$2,133

Nonferrous metals	$1,461	$2,403	$(1,403)	$(164)

Fluorite

For the second quarter of 2012, the fluorite segment revenue decreased by 9% from approximately $6,714,000 for the three months ended June 30, 2011 to approximately $6,089,000 for the three months ended June 30, 2012. The decrease was primarily due to the decrease in sales volume and sale price for fluorite powder. The fluorite powder sales volume for the three months ended June 30, 2012 was approximately 13,100 tons, representing an approximate 3,450 ton or 21% decrease as compared to the same period of 2011. The fluorite powder average sales price for the three months ended June 30, 2012 was $291 per ton, representing an approximate $58 per ton or 17% decrease as compared to the same period of 2011.

Our fluorite segment loss was approximately $2,894,000 for the three months ended June 30, 2012, compared to a segment income of approximately $2,133,000 in the same period of 2011.

Nonferrous Metals

Nonferrous metals segment revenue for the three months ended June 30, 2012 amounted to $1,461,000, representing a decrease of approximately $942,000 or 39% as compared to the same period of 2011. The decrease was primarily due to the decrease in sales volume for zinc concentrate powder. Zinc concentrate powder sales volume for the three months ended June 30, 2012 was 585 metal tons, representing an approximate 942 metal ton or 62% decrease as compared to the same period of 2011.

Our nonferrous metals segment loss was approximately $1,403,000 for the three months ended June 30, 2012, compared to a segment loss of $164,000 in the same period of 2011.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2012 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2011

Selected information from the Consolidated Statements of Operations

	For the six months ended June 30,
	2012	2011
	(in thousands)	(in thousands)
Net revenue	$9,056	$11,013
Gross profit	$2,030	$5,008
Gross profit margin	22%	45%
General and administrative expenses	$5,724	$5,503
Interest expenses	$893	$346
Net loss attributable to the Company	$(5,143)	$(1,481)

REVENUES. Net revenues for the six months ended June 30, 2012 were approximately $9,056,000, representing an approximate $1,957,000 or 18% decrease as compared to the same period of 2011. The decrease was primarily due to the decrease in sales volume for fluorite powder and zinc concentrate powder. The fluorite powder sales volume for the six months ended June 30, 2012 was approximate 14,200 tons, representing an approximate 8,400 ton or 37% decrease as compared to the same period of 2011. Zinc concentrate powder sales volume for the six months ended June 30, 2012 was 585 metal tons, representing an approximate 942 metal ton or 62% decrease as compared to the same period of 2011.

GROSS PROFIT AND GROSS PROFIT MARGIN. For the six months ended June 30, 2012, gross profit was approximately $2,030,000, which decreased by approximately 59% from $5,008,000 in gross profit for the same period of 2011. The gross profits from the fluorite segment were approximately $2,147,000 and $4,399,000 for the six months ended June 30, 2012 and 2011, respectively. The gross profits from the non-ferrous metal segment were approximately ($117,000) and $609,000 for the six months ended June 30, 2012 and 2011, respectively. The fluorite segment’s gross profits decrease was mainly due to the decrease in sales volume and sale price for fluorite powder. The fluorite powder sales volume for the six months ended June 30, 2012 was approximately 14,200 tons, representing an approximate 8,400 ton or 37% decrease as compared to the same period of 2011. The fluorite powder average sales price for the six months ended June 30, 2012 was $294 per ton, representing an approximate $28 per ton or 9% decrease as compared to the same period of 2011. Gross profit margin was approximately 22% for the six months ended June 30, 2012, a decrease from the gross profit margin of 45% for the same period of 2011.

GENERAL AND ADMINISTRATIVE EXPENSES. For the six months ended June 30, 2012, general and administrative expenses increased by approximately $221,000 to $5,724,000 in 2012 as compared to $5,503,000 in 2011. The increase was mainly due to the increased administrative expense associated with the newly acquired Dongsheng Mining, Meilan Mining, and Qianshi Resources entities.

INTEREST EXPENSE. Interest expense increased by approximately $547,000 from the same period of 2011. The increase was mainly due to the increase in the principal and the interest ratio of the short term loans.

NET LOSS ATTRIBUTABLE TO THE COMPANY. Net loss attributable to the Company for the six months ended June 30, 2012 was approximately $5,143,000, as compared to $1,481,000 for the same period of 2011. Basic net losses per share were $0.15 and $0.05 for the six months ended June 30, 2012 and 2011, respectively.

SEGMENT PERFORMANCE ANALYSIS

	Segment revenue		Segment loss
	For the six months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(In thousands)	(In thousands)	(In thousands)	(In thousands)
Fluorite	$7,595	$8,610	$(4,601)	$1,820

Nonferrous metals	$1,461	$2,403	$(1,975)	$(1,139)

Fluorite

For the six months ended June 30, 2012, fluorite segment revenue decreased by 12% from $8,610,000 for 2011 to $7,595,000 for 2012. The decrease was primarily due to the decrease in sales volume and sale price for fluorite powder. The fluorite powder sales volume for the six months ended June 30, 2012 was approximately 14,200 tons, representing an approximate 8,400 ton or 37% decrease as compared to the same period of 2011. The fluorite powder average sales price for the six months ended June 30, 2012 was $294 per ton, representing an approximate $28 per ton or 9% decrease as compared to the same period of 2011.

Our fluorite segment loss was approximately $4,601,000 for the six months ended June 30, 2012, compared to a segment income of approximately $1,820,000 in the same period of 2011.

Nonferrous Metals

Nonferrous metals segment revenue for the six months ended June 30, 2012 amounted to amounted to $1,461,000, representing a decrease of approximately $942,000 or 39% as compared to the same period of 2011. The decrease was primarily due to the decrease in sales volume for zinc concentrate powder. Zinc concentrate powder sales volume for the six months ended June 30, 2012 was 585 metal tons, representing an approximate 942 metal ton or 62% decrease as compared to the same period of 2011.

Our nonferrous metals segment loss was approximately $1,975,000 for the six months ended June 30, 2012, compared to a segment loss of $1,139,000 in the same period of 2011.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1.25 million as of June 30, 2012, a decrease of $4.32 million as compared to the balance at December 31, 2011 of $5.57 million.

Net cash used in operating activities for the six months ended June 30, 2012 was $9.19 million, representing a $5.23 million increase as compared to $3.96 million in cash used for the same period in 2011.

Net cash used in investing activities for the six months ended June 30, 2012 was $1.59 million, as compared to $5.78 million used for the same period of 2011.

Net cash provided by financing activities for the six months ended June 30, 2012 was $6.45 million, as compared to $16.89 million provided for the same period of 2011.

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

The Company determines whether a mine is accounted for as being in an exploration stage or a production stage based upon US GAAP. The Company commences capitalizing development costs upon establishing proven and probable reserves (to the extent necessary to meet the definition under Industry Guide 7). Once a mine is considered to be in the development or production stage, the mines capitalized development costs are amortized using the UOP method based on the estimated recoverable volume of the mineralized material. Based on these criteria the Company believes it is appropriate to account for the Xiangzhen Mining property as a production-stage operation that has capitalized development costs and to account for the Xingzhen Mining, Xinyi Fluorite, Dongsheng Mining, Meilan Mining and Qianshi Resources properties as exploration stage projects that has expensed their development costs.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Our financial individuals involved in preparing our financial statements according to U.S. GAAP do not hold a license, such as Certified Public Accountant in the U.S., and have not attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Remediation of Material Weaknesses

In light of the conclusion that our Company’s internal control over financial reporting was not effective, our management has developed a plan intended to remediate such ineffectiveness and to strengthen our internal controls over financial reporting through the implementation of certain remedial measures, which include:

1)	Enhancing our U.S. GAAP training program for our existing personnel and recruiting additional professional personnel; and

2)	Improving the collection from our head office and our subsidiaries of financial data required to produce U.S. GAAP statements, standardizing the data collection procedures and assigning data collection responsibilities to designated personnel.

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

†To be furnished by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Beijing.

CHINA SHEN ZHOU MINING & RESOURCES, INC.

Date: August 14, 2012	By:	/s/ Xiaojing Yu
Xiaojing Yu, Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Jiayin Zhu
Jiayin Zhu, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

