Form 10-Q/A
period 2012-06-30
CHINA SHEN ZHOU MINING & RESOURCES, INC.
filed 2012-09-13
CIK 790024

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of China Shen Zhou Mining & Resources, Inc. for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012, (“Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and to amend certain information in Note 2 to the financial statements and in Item 2 of the Form 10-Q.

Exhibit 101 to this report provides the consolidated financial statements and relates notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

The Company is also filing this Amendment No. 1 for the purpose of revising the six months net operating loss figure found in Note 2 to the financial statements from $4.69 million to $6.40 million.

The Company is also filing this Amendment No. 1 for the purpose of revising certain clerical errors in Item 2 of the 10-Q, specifically, the following figures related to sales of fluorite powder found in the discussion provided by management:

Figure	Amount from 10-Q	Amended Amount
Three month fluorite powder sales volume	13,100 tons	14,770 tons
Decrease from same period of prior year	3,450 tons	1,780 tons
Percentage Decrease from same period of prior year	21%	11%
Three month fluorite powder average price per ton	$291	$258
Decrease from same period of prior year	$58	$91
Percentage Decrease from same period of prior year	17%	26%
Six month fluorite powder sales volume	14,200 tons	16,000 tons
Decrease from same period of prior year	8,400 tons	6,600 tons
Percentage Decrease from same period of prior year	37%	29%
Six month fluorite powder average price per ton	$294	$260
Decrease from same period of prior year	$28	$62
Percentage Decrease from same period of prior year	9%	19%

The Company also revised the estimated sale amount for Xinyi Fluorite from 60,000 metric tons of fluorite lumps to 10,000 metric tons. The 60,000 metric ton figure is the figure for Xiangzhen Mining (as stated in the same section).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not beyond the amendments discussed above modify or update in any way disclosures made in the original Form 10-Q.

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

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share data)

(Unaudited)

	For the Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net loss	$(5,143)	$(1,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from operations of discontinued component, net of income tax benefits	-	7
Loss on sale of discontinued operations, net of income taxes	-	82
Provision for doubtful accounts	2,113	(78)
Impairment provision for inventories	547	-
Warrant modification	578	-
Deemed dividend expense	61	-
Amortization of warrants attached to preferred stock	375	-
Amortization of deferred financing costs for preferred stock	270	-
Fair value change at derivative liabilities	(3,006)	-
Depreciation and amortization	3,013	2,096
Stock-based compensation	-	972
Noncontrolling interests	(739)	361
Changes in operating assets and liabilities:
(Increase) decrease in
Notes receivable	222	(774)
Accounts receivable	3,312	(1,922)
Advances to suppliers	813	(503)
Other receivable	(1,699)	-
Other deposits	124	(417)
Prepayment for vehicle rent	45	-
Prepayment for office rent	-	82
Due from related parties	(3,080)	-
Inventories	(3,243)	(586)
Restricted assets	921	(101)
Increase (decrease) in
Accounts payable	(1,756)	(886)
Receipts in advance	2,896	56
Other payables and accruals	(4,705)	(1,489)
Taxes payable	(1,106)	656
Net cash used in operating activities from continuing operations	(9,187)	(3,925)
Net cash used in operating activities from discontinued operations	-	(37)
Net cash used in operating activities	(9,187)	(3,962)
Cash flows from investing activities:
Purchases of property, machinery and mining assets	(1,592)	(2,179)
Acquisition of subsidiaries, net of cash and cash equivalents acquired	-	(3,604)
Net cash used in investing activities	(1,592)	(5,783)
Cash flows from financing activities:
Due to related parties	(249)	(646)
Proceeds from issuance of common stock	-	20,000
Issuance costs of common stock	-	(1,516)
Proceeds from convertible preferred stock	5,000	-
Proceeds from warrants	224	-
Issuance costs of convertible preferred stock	(506)	-
Repayment of short-term loans	(14,016)	(7,396)
Proceeds from short-term loans and long-term loans	15,995	6,452
Net cash provided by financing activities	6,448	16,894

Foreign currency translation adjustment	7	138

Net (decrease) increase in cash and cash equivalents	(4,324)	7,287

Cash and cash equivalents at the beginning of the period	5,569	1,545
Cash and cash equivalents at the end of the period	$1,245	$8,832

Non-cash investing and financing activities
Shares issued to Acquire Xinyi Fluorite	$-	$9,467
Additional shares issued to Acquire Xinyi Fluorite	$1	$-
Shares issued as acquisition consideration for Dongsheng Mining, Meilan Mining and Qianshi Resources	$5,676	$-
Shares issued as the installment shares to redeem a third of the convertible preferred stock	$1,667	$-

Supplemental disclosures of cash flow information:
Cash paid for interest expenses	$873	$262
Cash paid for income tax	$789	$-

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

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company had net operating loss of approximately $6.40 million and $0.48 million for the six months ended June 30, 2012 and 2011, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. In addition, if needed management plans to issue additional equity securities and or debt to meets its obligations on a timely basis. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

In 2012, Xinyi Fluorite plans to be in normal production. We plan to extract 60,000 metric tons of fluorite ore produce 25,000 metric tons of fluorite powder, and produce 10,000 metric tons of fluorite lumps. We plan to sell 25,000 metric tons of fluorite powder and 10,000 metric tons of fluorite lumps.

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

REVENUES. Net revenues for the three months ended June 30, 2012 were approximately $7,550,000, representing an approximate $1,567,000 or 17% decrease as compared to the same period of 2011. The decrease was primarily due to the decrease in sales volume for fluorite powder and zinc concentrate powder. The fluorite powder sales volume for the three months ended June 30, 2012 was approximate 14,770 tons, representing an approximate 1,780 ton or 11% decrease as compared to the same period of 2011. Zinc concentrate powder sales volume for the three months ended June 30, 2012 was 585 metal tons, representing an approximate 942 metal ton or 62% decrease as compared to the same period of 2011.

GROSS PROFIT AND GROSS PROFIT MARGIN. For the three months ended June 30, 2012, gross profit was approximately $1,386,000, which decreased by approximately 68% from $4,344,000 in gross profit for the same period of 2011. The gross profits from the fluorite segment were approximately $1,503,000 and $3,735,000 for the three months ended June 30, 2012 and 2011, respectively. The gross profits (loss) from the non-ferrous metal segment were approximately ($117,000) and $609,000 for the three months ended June 30, 2012 and 2011, respectively. The fluorite segment’s gross profits decrease was mainly due to the decrease in sales volume and sale price for fluorite powder. The fluorite powder sales volume for the three months ended June 30, 2012 was approximate 14,770 tons, representing an approximate 1,780 ton or 11% decrease as compared to the same period of 2011. The fluorite powder average sales price for the three months ended June 30, 2012 was $258 per ton, representing an approximate $91 per ton or 26% decrease as compared to the same period of 2011. Gross profit margin was approximately 18% for the three months ended June 30, 2012, a decrease from the gross profit margin of 48% for the same period of 2011.

GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended June 30, 2012, general and administrative expenses decreased by approximately $451,000 to $2,862,000 in 2012 as compared to $3,313,000 in 2011.

INTEREST EXPENSE. Interest expense increased by approximately $230,000 from the same period of 2011. The increase was mainly due to the increase in the principal and the interest rate of the short term loans.

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

Fluorite

For the second quarter of 2012, the fluorite segment revenue decreased by 9% from approximately $6,714,000 for the three months ended June 30, 2011 to approximately $6,089,000 for the three months ended June 30, 2012. The decrease was primarily due to the decrease in sales volume and sale price for fluorite powder. The fluorite powder sales volume for the three months ended June 30, 2012 was approximately 14,770 tons, representing an approximate 1,780 ton or 11% decrease as compared to the same period of 2011. The fluorite powder average sales price for the three months ended June 30, 2012 was $258 per ton, representing an approximate $91 per ton or 26% decrease as compared to the same period of 2011.

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

REVENUES. Net revenues for the six months ended June 30, 2012 were approximately $9,056,000, representing an approximate $1,957,000 or 18% decrease as compared to the same period of 2011. The decrease was primarily due to the decrease in sales volume for fluorite powder and zinc concentrate powder. The fluorite powder sales volume for the six months ended June 30, 2012 was approximate 16,000 tons, representing an approximate 6,600 ton or 29% decrease as compared to the same period of 2011. Zinc concentrate powder sales volume for the six months ended June 30, 2012 was 585 metal tons, representing an approximate 942 metal ton or 62% decrease as compared to the same period of 2011.

GROSS PROFIT AND GROSS PROFIT MARGIN. For the six months ended June 30, 2012, gross profit was approximately $2,030,000, which decreased by approximately 59% from $5,008,000 in gross profit for the same period of 2011. The gross profits from the fluorite segment were approximately $2,147,000 and $4,399,000 for the six months ended June 30, 2012 and 2011, respectively. The gross profits from the non-ferrous metal segment were approximately ($117,000) and $609,000 for the six months ended June 30, 2012 and 2011, respectively. The fluorite segment’s gross profits decrease was mainly due to the decrease in sales volume and sale price for fluorite powder. The fluorite powder sales volume for the six months ended June 30, 2012 was approximately 16,000 tons, representing an approximate 6,600 ton or 29% decrease as compared to the same period of 2011. The fluorite powder average sales price for the six months ended June 30, 2012 was $260 per ton, representing an approximate $62 per ton or 19% decrease as compared to the same period of 2011. Gross profit margin was approximately 22% for the six months ended June 30, 2012, a decrease from the gross profit margin of 45% for the same period of 2011.

GENERAL AND ADMINISTRATIVE EXPENSES. For the six months ended June 30, 2012, general and administrative expenses increased by approximately $221,000 to $5,724,000 in 2012 as compared to $5,503,000 in 2011. The increase was mainly due to the increased administrative expense associated with the newly acquired Dongsheng Mining, Meilan Mining, and Qianshi Resources entities.

INTEREST EXPENSE. Interest expense increased by approximately $547,000 from the same period of 2011. The increase was mainly due to the increase in the principal and the interest rate of the short term loans.

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

Fluorite

For the six months ended June 30, 2012, fluorite segment revenue decreased by 12% from $8,610,000 for 2011 to $7,595,000 for 2012. The decrease was primarily due to the decrease in sales volume and sale price for fluorite powder. The fluorite powder sales volume for the six months ended June 30, 2012 was approximately 16,000 tons, representing an approximate 6,600 ton or 29% decrease as compared to the same period of 2011. The fluorite powder average sales price for the six months ended June 30, 2012 was $260 per ton, representing an approximate $62 per ton or 19% decrease as compared to the same period of 2011.

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

CHINA SHEN ZHOU MINING & RESOURCES, INC.

Date: September 13, 2012	By:	/s/ Xiaojing Yu
Xiaojing Yu, Chief Executive Officer
(Principal Executive Officer)

Date: September 13, 2012	By:	/s/ Jiayin Zhu
Jiayin Zhu, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

