Form 10-Q
period 2012-09-30
CHINA SHEN ZHOU MINING & RESOURCES, INC.
filed 2012-11-14
CIK 790024

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

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

As of October 31, 2012, the Registrant had 49,586,759 shares of common stock outstanding.

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

China Shen Zhou Mining & Resources, Inc.

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

CHINA SHEN ZHOU MINING & RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,367	$5,569
Notes receivable, net	535	1,019
Accounts receivable, net	1,168	3,332
Advances to suppliers	672	1,833
Acquisition deposit	-	2,359
Other deposits	209	258
Due from related parties	3,201	-
Inventories	10,611	7,479
Restricted assets	-	2,536
Deferred financing costs	479	-
Total current assets	19,242	24,385

Restricted assets	377	175
Prepayment for vehicle rent	378	443
Property, machinery and mining assets, net	81,331	60,313
Total assets	$101,328	$85,316

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,393	$3,324
Short term loans	8,862	11,996
Receipts in advance	4,984	1,528
Other payables and accruals	3,999	2,772
Government loan	1,709	-
Convertible preferred stock	1,667	-
Derivative liabilities	667	-
Due to related parties	226	250
Taxes payable	2,021	1,877
Total current liabilities	27,528	21,747

Long term loan	1,899	-
Total liabilities	29,427	21,747

STOCKHOLDERS’ EQUITY:

Convertible preferred stock ($0.001 par value; 10,000 shares and 0 share authorized as of September 30, 2012 and December 31, 2011, respectively; 1,666 shares and 0 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively)	-	-
Common stock ($0.001 par value; 100,000,000 shares and 50,000,000 shares authorized as of September 30, 2012 and December 31, 2011, respectively; 44,686,758 shares and 32,285,973 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively)	45	32
Additional paid-in capital	65,326	58,425
Statutory reserves	1,732	1,732
Accumulated other comprehensive income	6,489	6,109
Accumulated deficit	(20,021)	(13,344)
Stockholders' equity - China Shen Zhou Mining & Resources, Inc. and Subsidiaries	53,571	52,954
Noncontrolling interest	18,330	10,615
Total stockholders’ equity	71,901	63,569
Total liabilities and stockholders’ equity	$101,328	$85,316

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net revenue	$7,473	$7,104	$16,529	$18,117
Cost of sales	7,200	4,242	14,226	10,247
Gross profit	273	2,862	2,303	7,870

Operating expenses:
Selling and distribution expenses	57	24	101	84
General and administrative expenses	2,650	2,055	8,374	7,558
Provision for doubtful accounts	(1,086)	(22)	1,027	(99)
Impairment provision for inventories	206	-	753	-
Total operating expenses	1,827	2,057	10,255	7,543

Net income (loss) from operations	(1,554)	805	(7,952)	327

Other income (expense):
Interest expense	(291)	(174)	(1,184)	(520)
Warrant modification	(156)	-	(734)	-
Fair value change at derivative liabilities	710	-	3,716	-
Amortization of warrants attached to preferred stock	(349)	-	(724)	-
Amortization of deferred financing cost for preferred stock	(261)	-	(531)	-
Preferred stock dividends	(39)	-	(100)	-
Other, net	(15)	(79)	(150)	(6)
Total other income (loss)	(401)	(253)	293	(526)

Income (loss) from continuing operations before income taxes	(1,955)	552	(7,659)	(199)

Income tax benefits (expenses)	(175)	36	(353)	(244)

Income (loss) from continuing operations	(2,130)	588	(8,012)	(443)

Discontinued operations:
Loss from operations of discontinued component, net of taxes	-	-	-	(7)
Loss on disposal of discontinued subsidiary, net of taxes	-	-	-	(82)
Loss from discontinued operations	-	-	-	(89)

Net income (loss)	(2,130)	588	(8,012)	(532)
Add (less): Noncontrolling interests attributable to the noncontrolling interests	596	93	1,335	(268)
Net income (loss) - attributable to China Shen Zhou Mining & Resources, Inc. and Subsidiaries	(1,534)	681	(6,677)	(800)

Other comprehensive income:
Foreign currency translation adjustments	13	534	380	1,306
Comprehensive income (loss)	$(1,521)	$1,215	$(6,297)	$506

Net income (loss) per common share - basic and diluted
From continuing operations	$(0.04)	$0.02	$(0.18)	$(0.03)
From discontinued operations	-	-	-	(0.00)
	$(0.04)	$0.02	$(0.18)	$(0.03)

Weighted average common shares outstanding
Basic and Diluted	41,396	32,270	37,103	31,060

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA SHEN ZHOU MINING & RESOURCES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share data)

(Unaudited)

	For the Nine Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net loss before non-controlling interest	$(8,012)	$(532)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from operations of discontinued component, net of income tax benefits	-	7
Loss on sale of discontinued operations, net of income taxes	-	82
Provision for doubtful accounts	1,027	(99)
Impairment provision for inventories	753	-
Warrant modification	734	-
Amortization of warrants attached to preferred stock	724	-
Amortization of deferred financing costs for preferred stock	531	-
Fair value change at derivative liabilities	(3,716)	-
Depreciation and amortization	5,408	2,838
Stock-based compensation	234	972
Changes in operating assets and liabilities:
(Increase) decrease in
Notes receivable	491	(992)
Accounts receivable	2,599	(771)
Advances to suppliers	1,509	(1,840)
Other receivable	(624)	-
Other deposits	195	(1,313)
Prepayment for vehicle rent	68	-
Prepayment for office rent	-	82
Due from related parties	(3,187)	-
Inventories	(3,398)	(578)
Restricted assets	2,435	(103)
Increase (decrease) in
Accounts payable	(558)	(867)
Receipts in advance	2,576	2,666
Other payables and accruals	(4,581)	(2,848)
Taxes payable	(1,016)	184
Net cash used in operating activities from continuing operations	(5,808)	(3,112)
Net cash used in operating activities from discontinued operations	-	(37)
Net cash used in operating activities	(5,808)	(3,149)
Cash flows from investing activities:
Purchases of property, machinery and mining assets	(2,482)	(3,368)
Acquisition of subsidiaries, net of cash and cash equivalents acquired	-	(3,642)
Net cash used in investing activities	(2,482)	(7,010)
Cash flows from financing activities:
Due to related parties	(262)	(737)
Government loan	78	-
Proceeds from issuance of common stock	-	20,000
Issuance costs of common stock	-	(1,516)
Proceeds from convertible preferred stock	5,000	-
Proceeds from warrants	214	-
Issuance costs of convertible preferred stock	(495)	-
Repayment of short-term loans	(15,667)	(7,599)
Proceeds from short-term loans and long-term loans	16,142	6,521
Net cash provided by financing activities	5,010	16,669

Foreign currency translation adjustment	78	367

Net (decrease) increase in cash and cash equivalents	(3,202)	6,877

Cash and cash equivalents at the beginning of the period	5,569	1,545
Cash and cash equivalents at the end of the period	$2,367	$8,422

Non-cash investing and financing activities
Shares issued to Acquire Xinyi Fluorite	$-	$9,467
Additional shares issued to Acquire Xinyi Fluorite	$1	$-
Shares issued as acquisition consideration for Dongsheng Mining, Meilan Mining and Qianshi Resources	$5,676	$-
Shares issued as the installment shares to redeem a third of the convertible preferred stock	$3,334	$-

Supplemental disclosures of cash flow information:
Cash paid for interest expenses	$1,169	$424
Cash paid for income tax	$849	$54

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

At September 30, 2012, the subsidiaries of China Shen Zhou Mining & Resources, Inc. were as follows:

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

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company had net operating loss of approximately $6.68 million and $0.80 million for the nine months ended September 30, 2012 and 2011, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. In addition, if needed, management plans to issue additional equity securities and or debt to meets its obligations on a timely basis. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 3 – ACQUISITION

On January 16, 2012, the Company through its subsidiary Xiangzhen Mining entered into an equity transfer and capital increase agreement (the “Wuchuan Agreement”) to acquire 60% of the equity interests of Dongsheng Mining.

Pursuant to the Wuchuan Agreement, the Company acquired the equity from the two shareholders of Dongsheng Mining (Gang Liu, a Chinese citizen, and Qiang Liu, a Chinese citizen) for total consideration in the form of 2,418,448 shares of the Company’s common stock and approximately $7,897,000 in cash.

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

On July 1, 2012, the Company transferred the 60% equity interest in Dongsheng Mining from its 100% owned subsidiary Xiangzhen Mining to its 100% owned subsidiary Qianzhen Mining.

Below are tables containing the preliminary estimated purchase price allocations for Dongsheng Mining, Meilan Mining, and Qianshi Resources:

	Shares	Price per share
Fair value of the Company’s stock issued - Dongsheng Mining	2,418,448	$1.74		$4,208,000
Fair value of the Company’s stock issued - Qianshi Resources	337,457	1.74		587,000
Fair value of the Company’s stock issued - Meilan Mining	506,186	1.74		881,000
				5,676,000
Cash			(a)	7,897,000
Total purchase price				$13,573,000

Fair value of acquired assets and liabilities:
Net assets acquired				$6,860,000
Estimated fair value of identifiable extraction rights				18,269,000
Cash consideration will be invested to increase the stockholders' equity				7,897,000
Liabilities				(10,404,000)
				22,622,000
Acquisition of 60% share				60%
				13,573,000
Purchase price				13,573,000
Goodwill				$-

				Noncontrolling Interests
				$22,622,000
				40%
				$9,049,000

(a)	According to Wuchuan Agreement, approximately $158,000 has been used as registered capital and the remaining $7,739,000 has been put into Dongsheng Mining’s capital surplus. After the equity transfer, the Company shall bear Dongsheng Mining’s original liabilities of no more than $7,897,000 and Dongsheng Mining’s original shareholders shall be responsible for any original liabilities over $7,897,000.

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

On November 9, 2012, the Company through its subsidiary Xiangzhen Mining and Qianzhen Mining entered into an equity transfer agreement to acquire 20% of the equity interests of Dongsheng Mining, Qianshi Resources and Meilan Mining from their original shareholders ( Gang Liu, a Chinese citizen) for total consideration of approximately $3,201,000. The consideration was from the funds loaned to Mr. Gang Liu and his controlled companies.

The unaudited pro forma consolidated results of Dongsheng Mining, Meilan Mining, and Qianshi Resources’ operations for the nine months ended September 30, 2012 did not materially differ from the unaudited consolidated statement of operations for the nine months ended September 30, 2012.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Dongsheng Mining, Meilan Mining, and Qianshi Resources had occurred during the period of January 1, 2011 through September 30, 2011:

Net revenue	$25,163
Cost of sales	14,566	(a)
Gross profit	10,597

Operating expenses:
Selling and distribution expenses	145
General and administrative expenses	8,724
Provision for doubtful accounts	21
Total operating expenses	8,890

Net income from operations	1,707

Other income (expense):
Interest expense	(731)
Investment loss	(79)
Other, net	(28)
Total other loss	(838)

Loss from continuing operations before income taxes	869

Income tax expense	(853)

Income from continuing operations	16

Discontinued operations:
Loss from operations of discontinued component, net of taxes	(7)
Loss on disposal of discontinued subsidiary, net of taxes	(82)
Loss from discontinued operations	(89)

Net loss	(73
Add: Noncontrolling interests attributable to the noncontrolling interests	(452	)(b)
Net loss - attributable to China Shen Zhou Mining & Resources, Inc. and Subsidiaries	(525)

Other comprehensive income:
Foreign currency translation adjustments	1,306
Comprehensive income	$781

Net loss per common share - basic and diluted
From continuing operations	$(0.01)
From discontinued operations	(0.00)
	$(0.01)

Weighted average common shares outstanding
Basic and Diluted	34,322	(c)

(a)	Includes amortization of acquired intangible assets of approximately $770,000 based on the unit-of-production method.

(b)	Noncontrolling interest of 40% of ownership in Dongsheng Mining, Meilan Mining, and Qianshi Resources for purpose of pro forma. Upon final evaluation of assets acquired, the Company will report the proper value of the noncontrolling interest.

(c)	Assumes 3,262,091 common shares issued for the purchase of Dongsheng Mining, Meilan Mining, and Qianshi Resources were outstanding for the entire three month pro forma period.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Dongsheng Mining, Meilan Mining, and Qianshi Resources had occurred during the period of July 1, 2011 through September 30, 2011:

Net revenue	$10,568
Cost of sales	6,254	(a)
Gross profit	4,314

Operating expenses:
Selling and distribution expenses	65
General and administrative expenses	2,587
Provision for doubtful accounts	40
Total operating expenses	2,692

Net income from operations	1,622

Other income (expense):
Interest expense	(241)
Other, net	(52)
Total other loss	(293)

Income before income taxes	1,329

Income tax expense	(334)

Net income	995
Add: Noncontrolling interests attributable to the noncontrolling interests	(70	)(b)
Net loss - attributable to China Shen Zhou Mining & Resources, Inc. and Subsidiaries	925

Other comprehensive income:
Foreign currency translation adjustments	534
Comprehensive income	$1,459

Net income per common share
Basic and diluted	$0.03

Weighted average common shares outstanding
Basic and Diluted	35,532	(c)

(a)	Includes amortization of acquired intangible assets of approximately $463,000 based on the unit-of-production method.

(b)	Noncontrolling interest of 40% of ownership in Dongsheng Mining, Meilan Mining, and Qianshi Resources for purpose of pro forma. Upon final evaluation of assets acquired, the Company will report the proper value of the noncontrolling interest.

(c)	Assumes 3,262,091 common shares issued for the purchase of Dongsheng Mining, Meilan Mining, and Qianshi Resources were outstanding for the entire three month pro forma period.

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

The Company has recorded a loss from operations of discontinued component, net of income taxes, of approximately $7,000 for the nine months ended September 30, 2011. In accordance with Accounting Standard Codification (“ASC”) 360 (Formerly FAS 144) of Financial Accounting Standards Board (“FASB”), Accounting for Impairment or Disposal of Long-Lived Assets, the Company has reflected Qingshan Metal’s results of operations through the date of the sale in the consolidated statements of operations through the date of the sale as discontinued operations for all periods presented. The cash flows of discontinued operations also have been reclassified.

The following table presents the revenue, net loss from discontinued operations and net loss on disposal of Qingshan Metal for the periods presented:

	Nine months ended September 30,
	2012	2011
	(In thousands)	(In thousands)
Revenue	Not Applicable	$-

Net loss from discontinued operations,	Not Applicable	$(7)

Net loss on disposal of subsidiary	Not Applicable	$(82)

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

Basis of Preparation

The accompanying consolidated financial statements have been prepared in conformity with US GAAP. The basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the accounting principles of the PRC (“PRC GAAP”). The Company’s U.S. entity’s functional currency is the U.S. dollar and the Company’s PRC subsidiaries’ functional currency is the Chinese Renminbi (“RMB”). The accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD” or “$”). All significant inter-company transactions and balances have been eliminated.

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

On January 19, 2011, the Company agreed to sell to certain institutional investors 2,836,883 shares of the Company’s common stock and warrants to purchase up to 851,066 shares of the Company’s common stock in a registered direct public offering (the “Offering”). The warrants were exercisable immediately following the closing date of the Offering and will remain exercisable for three years thereafter at an exercise price of $8.46 per share.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and in the event the Company issues or is deemed to issue shares of common stock for less than the exercise price then in effect.   The Company also granted to the placement agent at the closing of the Offering warrants to purchase that number of shares of our common stock equal to 8% of the aggregate number of shares underlying the warrants placed in the Offering.  The placement agent’s warrants had the same terms as the warrants offered in the Offering, except that the initial exercise price was 120% of the exercise price in the warrants offered in the Offering.  On March 21, 2012, the exercise price of the warrants was adjusted to $1.21 and these warrants have been reclassified from equity to a derivative liability for their future fair market value. The valuation of warrants, as a derivative liability, will be valued at market. Under ASC 815, the warrants will be carried at fair value and adjusted during each reporting period subsequent to reclassification to a derivative liability from that of an equity instrument. The aggregate fair value of derivative liabilities at September 30, 2012 amounted to $103,000.

On March 21, 2012, the Company entered into a Securities Purchase Agreement (the “2012 SPA”) with certain institutional investors (the “Investors”), pursuant to which the Company will offer up to an aggregate of $10 million of Series A Convertible Preferred Stock, $0.001 par value per share (the “Preferred Stock”) and warrants to purchase approximately 1,960,785 shares of common stock of the Company, par value $0.001 per share. Under the 2012 SPA, the Investors may purchase up to an aggregate of 10,000 shares of Preferred Stock. The Company also issued to the placement agent warrants to purchase up to 392,157 shares of common stock. The placement agent’s warrantss shall have the same general terms as the warrants issued to the Investors, except that the initial exercise price was 120% of the initial exercise price in the warrants issued to the Investors.

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

On August 7, 2012 the Company and all of the holders of the Preferred Stock reached an agreement (the “Agreement”) to amend certain terms of the Preferred Stock and to exchange warrants held by such holders for new warrants with a reduction in the exercise price to be $1.00.

According to the Agreement, August 6, 2012 was the second pre-installment amortization date, and September 17, 2012 was the payment day for the second installment payment; October 6, 2012 will be the third pre-installment amortization date, and November 17, 2012 will be the payment day for the third installment payment; 10 days prior to payment date, the Company has the right to choose cash to pay off the price difference. Investors waived certain rights with respect to the August 1 installment payment upon the closing following the execution of certain Amendment and Exchange Agreements on August 7, 2012.

On May 7, 2012 and June 5, 2012, the Company redeemed $1,666,667 of the Preferred Stock through the issuance of 1,475,225 and 976,249 shares of the Company’s common stock, respectively. On August 14, 2012 and September 19, 2012, the Company redeemed another $1,666,667 of the Preferred Stock through the issuance of 2,688,838 and 2,074,148 shares of the Company’s common stock, respectively. As of September 30, 2012, the Company has paid $100,000 of dividends on the Preferred Stock.

The Company accounted for the embedded conversion features included in its Preferred Stock as well as the related warrants issued during 2012 as derivative liabilities through September 30, 2012. The aggregate fair value of derivative liabilities at September 30, 2012 amounted to $564,000.

Equity Investment

The Company accounts for its equity investment using the equity method unless its value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. The Company reviews its investment periodically for impairment and makes appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During its review, the Company evaluates the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectation, could result in additional other-than-temporary losses in future periods. As of September 30, 2012, the Company had accrued a 100% impairment provision of $1,836,000.

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

Extraction rights are stated at the lower of cost and recoverable amount. When extraction rights are obtained from the government according to mining industry practice in the PRC, extraction rights are capitalized as incurred and are amortized using the units-of-production (“UOP”) method over the estimated life of the mineralized body, only when mines are in production, based on estimated recoverable volume through to the end of the period over which the Company has extraction rights.

The Company determines whether a mine is accounted for as being in an exploration stage or a production stage based upon US GAAP. Expenses incurred during exploration stage activities are expensed. Such exploration expenses determine if properties explored, contain adequate mineralized materials that would be cost effective to mine. If these exploration activities should result in a determination that properties explored have mineralized materials that are financials viable to be extracted, and the Company wishes to proceed with development of such property, then the Company commences development of these properties. The Company commences capitalizing development costs upon establishing proven and probable reserves (to the extent necessary to meet the definition under Industry Guide 7). Once a mine is considered to have completed their development and if the mine should enter the production stage, then the mines capitalized development costs are amortized using the UOP method based on the estimated recoverable volume of the mineralized material. The Company believes it is appropriate to account for Xiangzhen Mining property as a production-stage operation that has capitalized development costs and to account for Xingzhen Mining, Xinyi Fluorite, Dongsheng Mining, Meilan Mining and Qianshi Resources properties as production stage projects that are amortizing their development costs.

At the Company’s surface mines, development costs include costs to further delineate the mineralized body and remove overburden to initially expose the mineralized body. At the Company’s underground mines, development costs include the costs of building access ways, shaft sinking and access, lateral development, drift development, and ramp and infrastructure development.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements are as follows:

	September 30, 2012	December 31, 2011
Balance sheet items, except for the registered and paid-up capital and retained earnings, as of the period ended	US$1=RMB6.3190	US$1=RMB6.3585

	For the Nine months ended September 30, 2012	For the Nine months ended September 30, 2011
Amounts included in the statements of operations and statements of cash flow for the period	US$1=RMB6.3161	US$1=RMB6.4941

For the nine months ended September 30, 2012 and 2011, foreign currency translation adjustment was approximately $380,000 and $1,306,000 respectively, and has been reported as comprehensive income in the consolidated statement of comprehensive income.

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

Asset Impairment – Long-lived Assets

The Company reviews and evaluates its long-lived assets including property, machinery and mining assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable metals, corresponding expected commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital, all based on life-of-mine plans. Existing proven and probable reserves and value beyond proven and probable reserves are included when determining the fair value of mine site reporting units acquired and, subsequently, in determining whether the assets are impaired. The term “recoverable metals” refers to the estimated amount of metals that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable metals from such exploration stage metal interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will differ significantly from the estimates, as actual future quantities of recoverable metals, prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties. Accumulated impairment provisions of $1,080,000 and $1,073,000, respectively as of September 30, 2012 and December 31, 2011 were recorded for the property and machinery of Qianzhen Mining.

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

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB ASC 718-10-55 - Compensation-Stock Compensation, or ASC 718-10-55. Under ASC 718-10-55, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In addition, FASB ASC 825-10-50-10 - Financial Instruments – Overall – Disclosures, or ASC 825-10-50-10, expresses views of the Securities and Exchange Commission, or the SEC, staff regarding the interaction between ASC 718-10-55 and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. The Company’s compensation cost is measured on the date of grant at its fair value. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant.

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

Comprehensive Income (Loss)

Accumulated other comprehensive income includes foreign currency translation adjustments. Total comprehensive (loss) income for the nine months ended September 30, 2012 and 2011 was approximately ($6,297,000) and $506,000, respectively.

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

NOTE 6 – NOTES RECEIVABLE

At September 30, 2012 and December 31, 2011, notes receivable were approximately $535,000 and $1,019,000, respectively. Notes receivable consisted of bank’s acceptance bills from customers for the purchase of the Company’s products. Bank’s acceptance bills which entitle the holders to receive the full face amount from the banks at maturity, bear no interest and generally range from three to six months from the date of issuance, are accepted by the remitters’ bank. The Company can also endorse a bank’s acceptance bill as payment to its suppliers before the bank’s acceptance bill maturity date.

NOTE 7 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30, 2012	December 31, 2011
	(In thousands)	(In thousands)
Accounts receivable	$1,574	$3,413
Less: Allowance for doubtful accounts	(406)	(81)
	$1,168	$3,332

The activities in the Company’s allowance for doubtful accounts are summarized as follows:

	September 30, 2012	December 31, 2011
	(In thousands)	(In thousands)
Balance at the beginning of the period	$81	$166
Add: Allowance for doubtful accounts	325	-
Less: write off the provision during the period	-	(85)
Balance at the end of the period	$406	$81

NOTE 8 - ADVANCES TO SUPPLIERS

Advances to suppliers consist of the following:

	September 30, 2012	December 31, 2011
	(In thousands)	(In thousands)
Advances to suppliers	$1,053	$1,943
Less: Allowance for doubtful accounts	(381)	(110)
	$672	$1,833

The activities in the Company’s allowance for doubtful accounts are summarized as follows:

	September 30, 2012	December 31, 2011
	(In thousands)	(In thousands)
Balance at the beginning of the period	$110	$192
Add: provision during the period	271	-
Less: write off the provision during the period	-	(82)
Balance at the end of the period	$381	$110

NOTE 9 - OTHER RECEIVABLE

Other receivable consists of the following:

		September 30, 2012	December 31, 2011
		(In thousands)	(In thousands)
Other receivable	(a)	$624	$-
Less: Allowance for doubtful accounts	(a)	(624)	-
		$-	$-

(a) As of September 30, 2012 and December 31, 2011, other receivable was approximately $624,000 and $0, respectively. Other receivable consisted of a loan on April 13, 2012 to a third party, Ms. Guiying Zhao, without interest and collateral. This loan was due on August 8, 2012. An accumulated impairment provision of $624,000 for the nine months ended September 30, 2012 was recorded for the loan.

The activities in the Company’s allowance for doubtful accounts are summarized as follows:

	September 30, 2012	December 31, 2011
	(In thousands)	(In thousands)
Balance at the beginning of the period	$-	$-
Add: provision during the period	624	-
Balance at the end of the period	$624	$-

NOTE 10 - OTHER DEPOSITS

Other deposits consist of the following:

	September 30, 2012	December 31, 2011
	(In thousands)	(In thousands)
Other deposits	$403	$357
Less: Allowance for doubtful accounts	(194)	(99)
	$209	$258

The activities in the Company’s allowance for doubtful accounts are summarized as follows:

	September 30, 2012	December 31, 2011
	(In thousands)	(In thousands)
Balance at the beginning of the period	$99	$63
Add: provision during the period	95	36
Balance at the end of the period	$194	$99

NOTE 11 - DUE FROM RELATED PARTIES

Due from related parties consist of the following:

			September 30, 2012	December 31, 2011
			(In thousands)	(In thousands)
Mr. Gang Liu	(a)	(e)	$923	$-
Due from Guizhou Yanhe Dongsheng Mining, Ltd. (“Yanhe Dongsheng”)	(b)	(e)	370	-
Due from Chongqing Fengdu Dongsheng Mining, Ltd. (“Fengdu Dongsheng”)	(b)	(e)	420	-
Due from Hubei Dongsheng Mining, Ltd. (“Hubei Dongsheng”)	(b)	(e)	199	-
Due from Chongqing Henrun Mining, Ltd. (“Chongqing Henrun”)	(b)	(e)	91	-
Due from Guizhou Wuchuan Shanxian Food, Ltd. (“Shanxian Food”)	(b)	(e)	925	-
Due from Guizhou Zhengan Zunzheng Mining Development, Ltd. (“Zunzheng Mining”)	(b)	(e)	273	-
Due from Wuchuan Chenhe Dongsheng Fluoride Industry Co., Ltd. (“Chenhe Fluoride”)	(c)		270	-
Less: Allowance for doubtful accounts	(d)		(270)	-
			$3,201	$-

(a)	Mr. Gang Liu is a minor shareholder and the General Manager of Dongsheng Mining, Meilan Mining, and Qianshi Resources.

(b)	Yanhe Dongsheng, Fengdu Dongsheng, Hubei Dongsheng, Chongqing Henrun, Shanxian Food and Zunzheng Mining are owned by Mr. Gang Liu.

(c)	Chenhe Fluoride’s 30% equity interest is owned by Dongsheng Mining.

(d)	An accumulated impairment provision of $270,000 for the nine months ended September 30, 2012 was recorded for Chenhe Fluoride for its losses during last three years.

(e)

The funds totaling $3,201,000 were loaned to the Mr. Gang Liu and his controlled companies to repay their liabilities of Dongsheng Mining, Meilan Mining, and Qianshi Resources that were assumed by the Company when the Company acquired a majority interest in these entities. According to the Wuchuan Agreement, the Company shall bear the original debts of Dongsheng Mining, Meilan Mining, and Qianshi Resources amounting to no more than $7,897,000. The advances of $3,201,000 to these related parties were to have been applied towards the repayment of the $7,897,000 assumed by the Company. These payments were not made.

On November 9, 2012, the Company through its subsidiary Xiangzhen Mining and Qianzhen Mining entered into an equity transfer agreement to acquire 20% of the equity interests of Dongsheng Mining, Qianshi Resources and Meilan Mining from their original shareholders (Gang Liu, a Chinese citizen) for total consideration of approximately $3,201,000. The consideration was from the funds loaned to Mr. Gang Liu and his controlled companies

NOTE 12 - INVENTORIES

Inventories consist of the following:

		September 30, 2012	December 31, 2011
		(In thousands)	(In thousands)
Raw materials		$1,410	$1,623
Unprocessed mineral / ore	(a)	5,695	3,204
Consumables		161	181
Finished goods and semi-manufactured goods		4,097	2,471
Impairment provision for inventories		(752)	-
		$10,611	$7,479

(a)	Unprocessed mineral / ore included in the inventory consists of materials extracted from the mines that have not been processed. These inventories are primarily maintained in large mounds of materials stored in the mine field in the form of a “stockpile.” These stockpiles are measured at the reporting date by qualified experts using industry standards. Such standards taking into account the volume, density, and mineral content in such stockpiles. The cost for such stockpiles includes extraction cost from mines, labor, amortization and depreciation, and other overhead costs.

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

Economically, the stockpiled minerals and ores would not be sold directly as normally these stockpiled minerals and ores need to be processed into finished goods that can then be sold.

79% of the stockpiled minerals/ores are stockpiled fluorite minerals of Xiangzhen Mining. The average time period over which the stockpiled minerals were processed for the nine months ended September 30, 2012 was 705 days. Once the minerals were made “saleable” as finished goods (fluorite lumps and fluorite powder) for our customer needs, the average time period over which such finished goods were sold for the nine months ended September 30, 2012 was 156 days.

10% of the stockpiled minerals/ores are stockpiled copper-zinc ores of Xingzhen Mining. The average time period over which the stockpiled ores were processed for the nine months ended September 30, 2012 was 90 days. Once the minerals were made “saleable” as finished goods (zinc concentrate powder and copper concentrate powder) for our customer needs, the average time period over which such finished goods were sold for the nine months ended September 30, 2012 was 174 days.

4% of the stockpiled mineral/ores are stockpiled fluorite ores of Xinyi Fluorite. The average time period over which the stockpiled ores were processed for the nine months ended September 30, 2012 was 66 days. Once the minerals were made “saleable” as finished goods (fluorite lumps and fluorite powder) for our customer needs, the average time period over which such finished goods were sold for the nine months ended September 30, 2012 was 18 days.

7% of the stockpiled mineral/ores are stockpiled fluorite ores of Dongsheng Mining. The average time period over which the stockpiled ores were processed for the nine months ended September 30, 2012 was 85 days. Once the minerals were made “saleable” as finished goods (fluorite lumps and fluorite powder) for our customer needs, the average time period over which such finished goods were sold for the nine months ended September 30, 2012 was 21 days.

74% of the stockpiled minerals/ores are stockpiled fluorite minerals Xiangzhen Mining. The average time period over which the stockpiled minerals were processed in 2011 was 197 days. Once the minerals were made “saleable” as finished goods (fluorite lumps and fluorite powder) for our customer needs, the average time period over which such finished goods were sold in 2011 was 55 days.

22% of the stockpiled minerals/ores are stockpiled copper-zinc ores of Xingzhen Mining. The average time period over which the stockpiled ores were processed in 2011 was 140 days. Once the minerals were made “saleable” as finished goods (zinc concentrate powder and copper concentrate powder) for our customer needs, the average time period over which such finished goods were sold in 2011 was 58 days.

4% of the stockpiled mineral/ores are stockpiled fluorite ores of Xinyi Fluorite. The average time period over which the stockpiled ores were processed in 2011 was 101 days. The Minerals were made “saleable” as finished goods (fluorite powder) for our customer needs, whereas the average time period over which such finished goods were not applicable for there were no finished goods at the beginning and at the end of 2011.

NOTE 13 - RESTRICTED ASSETS

Restricted assets are the deposits consisting of the following:

	September 30, 2012	December 31, 2011
	(In thousands)	(In thousands)
Bank drafts pledged for the short term bank loans (see Note 16)	$-	$2,536

NOTE 14 - PROPERTY, MACHINERY AND MINING ASSETS, NET

Property, machinery and mining assets consist of the following:

		September 30, 2012	December 31, 2011
		(In thousands)	(In thousands)
Land use rights		$1,786	$1,764
Buildings		19,026	15,452
Machinery		15,952	13,316
Mining assets		14,861	13,476
Motor vehicles		3,256	2,465
Equipment		599	437
Extraction rights	(a)	50,423	31,703
Construction in progress		794	325
		106,697	78,938
Less:
Accumulated depreciation and amortization		(24,286)	(17,552)
Impairment provision		(1,080)	(1,073)
		$81,331	$60,313

(a)	The extraction right’s significant increase of approximately $18.72 million was mainly due to the acquisition cost of the extraction rights of Dongsheng Mining, Qianshi Resources and Meilan Mining, which were acquired in January and February 2012.

Depreciation and Amortization

Depreciation and amortization expense in the aggregate for the nine months ended September 30, 2012 and 2011 was approximately $5,408,000 and $2,838,000, respectively.

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

NOTE 15 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At September 30, 2012 and December 31, 2011, accounts payable and accrued liabilities were approximately $3,393,000 and $3,324,000, respectively. Accounts payable and accrued liabilities are primarily payments due to suppliers and vendors for mining and transportation services.

NOTE 16 - SHORT-TERM LOANS

Short-term loans consisted of the following:

	September 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
7.01% note payable to China Citic Bank matured on March 31, 2012, collateralized with Xiangzhen’s extraction right, land use right and some machineries	$-	$3,145
7.01% note payable to China Citic Bank matured on March 31, 2012, collateralized with Xiangzhen’s extraction right, land use right and some machineries	-	3,145
5.15% note payable to Mr. Mao Huang, a related party of the Company, matured on January 26, 2012, collateralized with Xingzhen’s extraction right and the ore processing plant	-	2,560
9.76% note payable to Baiyin Credit Union matured on Janurary 17, 2012, guaranteed by the bank draft of the Company	-	944
9.76% note payable to Baiyin Credit Union matured on April 21, 2012, guaranteed by the bank draft of the Company	-	786
9.76% note payable to Baiyin Credit Union matured on May 9, 2012, guaranteed by the bank draft of the Company	-	786
11.15% note payable to Baiyin Credit Union maturing on December 17, 2012 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Xingzhen Mining	316	315
11.15% note payable to Baiyin Credit Union maturing on December 21, 2012 with interest due on the 20th day of each quarter and principal due at date of maturity, guaranteed by Xingzhen Mining	316	315
9.18% note payable to China Citic Bank maturing on March 31, 2013, collateralized with Xiangzhen’s extraction right	7,914	-
7.93% note payable to Mr. Xin Li, a vice general manager of Xinyi Fluorite, maturing on November 18, 2012	316	-
	$8,862	$11,996

NOTE 17 - LONG-TERM LOAN

Long-term loan consisted of the following:

	September 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
13.30% note payable to Wuchuan Credit Union maturing on January 11, 2015 with interest due on the 20th day of each month, collateralized with Dongsheng Mining’s extraction rights.	$1,899	$-

NOTE 18 – RECEIPTS IN ADVANCE

Receipts in advance consisted of the following:

	September 30, 2012	December 31, 2011
	(In thousands)	(In thousands)
Receipts in advance from fluorite customers	$2,099	$1,528
Receipts in advance from nonferrous metals customers	2,885	-
	$4,984	$1,528

As of September 30, 2012, receipts in advance totaled approximately $4,984,000, which consisted of advances from 32 customers.

The following table shows the receipts in advance of the Company’s major customers (10% or more of consolidated receipts in advance) as of September 30, 2012:

	Receipts in advance	Percentage
Customer	(In thousands)	(%)
Ruipeng Mining	$1,699	34%
Xinjiang Lianhe Xinwang Copper, Ltd.	1,186	24%
Shandong Zhaohe New Material Ltd	517	10%
	$3,402	68%

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

NOTE 19 – GOVERNMENT LOAN

As of September 30, 2012, a government loan amount of approximately $1.71 million was a fiscal appropriation from the local government for the construction of Fenshui Town Fluorite and Barite Flotation Plant in Wuchuan Yilao & Miao Autonomous County, Zunyi City, Guizhou Province in the PRC. If the Company’s construction does not meet the manufacturing standards of fluorite and flotation plants and is not certified by the local government, the loan may be required to be paid back to the local government. If the Company’s construction meets those standards and is certified by the local government, the loan will not be required to be paid back to the local government and will be a deduction of the Company’s construction cost. As of September 30, 2012, the construction was still in progress and is expected to be completed in 2012.

NOTE 20 – OTHER PAYABLES AND ACCRUALS

Other payables and accruals consist of the following:

	September 30, 2012	December 31, 2011
	(In thousands)	(In thousands)
Accruals for payroll, bonus and other operating expenses	$1,377	$841
Accruals for interest of the loans	363	-
Payables for construction service vender	551	135
Loan from a third company	183	-
Loan form individuals	244	-
Asset retirement obligations (see Note 26)	242	-
Others payables	1,039	1,796
	$3,999	$2,772

NOTE 21 - DUE TO RELATED PARTIES

Due to related parties classified as long term liabilities consist of the following:

	September 30, 2012	December 31, 2011
	(In thousands)	(In thousands)
Due to directors of the Company:
Ms. Xiaojing Yu, CEO of the Company	$-	$106
Mr. Xueming Xu, Director of the Company	24	13
Due to Mr. Xiaoming Yu, General Manager of Xiangzhen Mining	38	127
Due to Mr. Mao Huang, a minority shareholder of Xingzhen Mining	4	4
Due to Mr. Guojian Zhou, a minor shareholder of Qianshi Resources	125	-
Due to Mr. Shuanglong Tian, a minor shareholder of Meilan Mining	35	-
	$226	$250

NOTE 22 - SERIES A CONVERTIBLE PREFERRED STOCK

On March 21, 2012, the Company entered into a Securities Purchase Agreement (the “2012 SPA”) with certain institutional Investors (the “Investors”), pursuant to which the Company will offer up to an aggregate of $10 million of Series A Convertible Preferred Stock, $0.001 par value per share (the “Preferred Stock”) and warrants (the “Warrants”) to purchase approximately 1,960,785 shares of common stock of the Company, par value $0.001 per share (such offer being the “Offering”). Under the 2012 SPA, the Investors may purchase up to an aggregate of 10,000 shares of Preferred Stock in the Offering. The Offering was effected as a takedown from the Company’s shelf registration statement on Form S-3 (File No. 333-171243), which became effective on January 7, 2011, pursuant to a prospectus supplement filed with the U.S. Securities and Exchange Commission.

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

The Company has also agreed to grant to the placement agent at the initial closing of the Offering warrants (the “Placement Agent’s Warrants”) to purchase 392,157 shares of common stock. The Placement Agent’s Warrants have the same general terms as the Warrants offered in the Offering, except that the initial exercise price was 120% of the initial exercise price in the Warrants offered in the Offering. The Company has recorded approximately $1,010,000 in financing costs related to the issuance of the Preferred Stock of which approximately $632,000 has been paid in cash or is to be paid in cash at a future date. The Company has valued the Placement Agent’s Warrants at approximately $378,000. The financing costs related to the issuance of the Preferred Stock are being amortized over the thirteen months conversion period. The Company has amortized approximately $531,000 of deferred financing costs for the Preferred Stock during the nine months ended September 30, 2012, leaving a remaining balance of approximately $479,000 unamortized as of September 30, 2012.

On August 7, 2012 the Company and all of the holders of the Preferred Stock reached an agreement to amend certain terms of the Preferred Stock and to exchange Warrants held by such holders for new warrants with a reduction in the exercise price to be $1.00.

According to the Agreement, August 6, 2012 was the second pre-installment amortization date, and September 17, 2012 was the payment day for the second installment payment; October 6, 2012 will be the third pre-installment amortization date, and November 17, 2012 will be the payment day for the third installment payment; 10 days prior to payment date, the Company has the right to choose cash to pay off the price difference. Investors waived certain rights with respect to the August 1 installment payment upon the closing following the execution of certain Amendment and Exchange Agreements on August 7, 2012.

On May 7, 2012 and June 5, 2012, the Company redeemed $1,666,667 of the Preferred Stock through the issuance of 1,475,225 and 976,249 shares of the Company’s common stock, respectively. On August 14, 2012 and September 19, 2012, the Company redeemed another $1,666,667 of the Preferred Stock through the issuance of 2,688,838 and 2,074,148 shares of the Company’s common stock, respectively. As of September 30, 2012, the Company has paid $100,000 of dividends payable on the Preferred Stock.

NOTE 23 - STOCKHOLDERS’ EQUITY

Common Stock

We had 100,000,000 shares and 50,000,000 shares of common stock, par value $0.001, authorized at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012 and December 31, 2011 there were 44,686,758 shares and 32,285,973 shares of common stock issued and outstanding, respectively.

After negotiations with the original shareholders of Xinyi Fluorite and as required by the Xinyi Agreement in circumstances where the Company’s stock price has changed, the Company on February 13, 2012 issued an additional 1,139,128 shares of common stock to the original shareholders.

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

On August 14, 2012 and September 19, 2012, the Company redeemed another $1,666,667 of the Preferred Stock through the issuance of 2,688,838 and 2,074,148 shares of the Company’s common stock, respectively.

Common stock authorized and outstanding table

	Par value authorized	Issuance date	Shares outstanding
Common stock at 01/01/2012	50,000,000		32,285,973
Additional shares issued as acquisition consideration for Xinyi Fluorite		02/13/2012	1,139,128
Shares issued in connection with a partial exercise of warrants granted in 2011		03/30/2012	185,106
Shares issued as acquisition consideration for Dongsheng Mining, Meilan Mining and Qianshi Resources		05/02/2012	3,262,091
Shares issued as the pre-installment shares to redeem a third of the convertible preferred stock		05/07/2012	1,475,225
Additional shares issued as the installment shares to complete the redemption of a third of the convertible preferred stock		06/05/2012	976,249
Shares issued as the pre-installment shares to redeem a third of the convertible preferred stock		08/14/2012	2,688,838
Shares to employees based on the 2009 Omnibus Long-term Incentive Plan		08/30/2012	600,000
Additional shares issued as the installment shares to complete the redemption of a third of the convertible preferred stock		09/19/2012	2,074,148
Common stock at 09/30/2012	100,000,000		44,686,758

Common Stock Purchase Warrants

 ▼ Warrants granted in 2011

On January 19, 2011, the Company agreed to sell to certain institutional investors 2,836,883 shares of the Company’s common stock and warrants to purchase up to 851,066 shares of the Company’s common stock in a registered direct public offering (the “Offering”).  The Offering was effected as a takedown from the Company’s shelf registration statement on Form S-3 (File No. 333-171243), which became effective on January 7, 2011, pursuant to a prospectus supplement filed with the U.S. Securities and Exchange Commission.

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

The Company also granted to the placement agent at the closing of the Offering warrants (the “Placement Agent’s Warrants”) to purchase that number of shares of our common stock equal to 8% of the aggregate number of shares underlying the warrants placed in the Offering.  The Placement Agent’s Warrants had the same terms as the warrants offered in the Offering, except that the initial exercise price was 120% of the exercise price in the warrants offered in the Offering.  The Placement Agent’s Warrants, and shares underlying the Placement Agent’s Warrants, were each included in the prospectus supplement filed with the U.S. Securities and Exchange Commission. On March 21, 2012, the exercise price of the Placement Agent’s Warrants was adjusted to $1.21 and these warrants have been reclassified from equity to a derivative liability for their future fair market value. The valuation of warrants, as a derivative liability, will be valued at market. Under ASC 815, the Placement Agent’s Warrants will be carried at fair value and adjusted during each reporting period subsequent to reclassification to a derivative liability from that of an equity instrument.

During the nine months ended September 30, 2012, a total of 185,106 warrants were exercised.

Warrants granted in January 2011

	Warrants to purchase The Company’s common stock	Original exercise price	Adjusted Average exercise price
	(Shares)	(In US dollars)	(In US dollars)
Warrants granted to investors at January 19, 2011	851,066	$8.46	$1.21
Warrants granted to the placement agent at January 19, 2011	68,085	10.15	1.21
Exercised	(185,106)	-	1.21
Expired	-	-	-
Outstanding warrants at September 30, 2012	734,045	$8.59	$1.21

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

	Investors warrants	Placement Agent Warrants
Expected life in years	1.33	1.33
Dividend Yield	0.00%	0.00%
Stock Price Volatility	132.79%	132.79%
Risk Free interest Rate	0.33%	0.33%

▼ Warrants granted in 2012

On March 21, 2012, the Company entered into a Securities Purchase Agreement (the “2012 SPA”) with a certain institutional Investors (the “Investors”), pursuant to which the Company will offer up to an aggregate of $10 million of Series A Convertible Preferred Stock, $0.001 par value per share (the “Preferred Stock”) and warrants (the “Warrants”) to purchase approximately 1,960,785 shares of common stock of the Company, par value $0.001 per share (such offer being the “Offering”). Under the 2012 SPA, the Investors may purchase up to an aggregate of 10,000 shares of Preferred Stock. The Offering was effected as a takedown from the Company’s shelf registration statement on Form S-3 (File No. 333-171243), which became effective on January 7, 2011, pursuant to a prospectus supplement filed with the U.S. Securities and Exchange Commission.

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

On August 7, 2012 the Company and all of the holders of Preferred Stock reached an agreement to amend certain terms of the Preferred Stock and to exchange warrants held by such holders for new warrants with a reduction in the exercise price to be $1.00.

Warrants granted in March 2012

	Warrants to purchase The Company’s common stock	Average exercise price
	(Shares)	(In US dollars)
Warrants granted to investors at March 21, 2012	1,960,785	$1.00
Warrants granted to the placement agent at March 21, 2012	392,157	1.20
Exercised	-	-
Expired	-	-
Outstanding warrants at September 30, 2012	2,352,942	$1.03

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

The table below provides the estimated fair value of the warrants, beneficial conversion features and the significant assumptions used to determine their value as of September 30, 2012.

	Investors warrants	Placement Agent Warrants
Expected life in years	3.00	3.00
Dividend Yield	0.00%	0.00%
Stock Price Volatility	132.79%	132.79%
Risk Free interest Rate	0.33%	0.33%

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

Available common stock in the future table

	Par value authorized	Shares outstanding	Available Shares
Common stock authorized and outstanding at 09/30/2012	100,000,000	44,686,758	55,313,242
Warrants granted in January 2011 to purchase the Company’s common stock			(734,045)
Will issue shares to employees based on the 2009 Omnibus Long-term Incentive Plan			(240,000)
Series A Convertible Preferred Stock to purchase the Company’s common stock			(816,994)
Warrants granted in March 2012 to purchase the Company’s common stock			(2,352,942)
Available Common stock at 09/30/2012			51,169,261

NOTE 24 - DEFINED CONTRIBUTION RETIREMENT PLANS

As stipulated by the regulations of the PRC government, companies operating in the PRC have defined contribution retirement plans for their employees. The PRC government is responsible for the pension liability to these retired employees. Since January 1, 2002, the Company has been required to make specified contributions to the state-sponsored retirement plan at 20% of the basic salary cost of their staff. Each of the employees of the PRC subsidiaries is required to contribute 6% of his/her basic salary.

NOTE 25 - STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company’s PRC subsidiaries were required to transfer 10% of their profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve and a percentage of not less than 5%, as determined by management, of the profit after tax to the public welfare fund. With the amendment of the PRC Companies Law which became effective January 1, 2006, enterprises in the PRC are no longer required to transfer any profit to the public welfare fund. Any balance of public welfare fund brought forward from December 31, 2005 should be transferred to the statutory surplus reserve. The statutory surplus reserve is non-distributable. There was no statutory reserve transferred for the nine months ended September 30, 2012 and 2011.

NOTE 26 - ASSET RETIREMENT OBLIGATIONS

According to the “Rules on Mineral Resources Administration” and “Rules on Land Rehabilitation” of the PRC, mining companies causing damage to cultivated land, grassland or forests are required to restore the land to a condition approved by the local government.

The Company has identified and recognized the asset retirement obligations related to the Company’s mining sites. As of September 30, 2012, the total estimated discounted cash value for the future assets retirement obligations was approximately $242,000 for Sumochaganaobao fluorite mine, Qingzhen Fluorite Xinyi mine No. 1. Shuanghe Fluorite mine, Fenshui Qingshuzi Barite and Fluorite mine, Baicun Fluorite mine, and Keyinbulake Copper-Zinc mine. The Company has deposited approximately $377,000 and $175,000, respectively, in the Company’s bank accounts at September 30, 2012 and December 31, 2011 as guaranteed funds for the Company’s future asset retirement obligations. The following is a reconciliation for the Company’s restricted assets for assets retirement obligation to be used for future environmental remediation on the mines.

	September 30, 2012	December 31, 2011
	(In thousands)	(In thousands)
Balance at the beginning of the period	$175	$-
Funds used	202	175
Balance at the end of the period	$377	$175

The following is a reconciliation for the Company’s assets retirement obligation:

	September 30, 2012	December 31, 2011
	(In thousands)	(In thousands)
Balance at the beginning of the period	$-	$-
Liabilities accrued	242	-
Balance at the end of the period	$242	$-

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

The Company primarily evaluates performance based on income before income taxes and excluding non-recurring items.

The segment data presented below was prepared on the same basis as the Company’s consolidated financial statements.

Nine months ended September 30, 2012	Fluorite	Nonferrous metals	Consolidated
	(In thousands)	(In thousands)	(In thousands)
Segment revenue	$13,062	$3,467	$16,529
Inter-segment revenue	-	-	-
Revenue from external customers	$13,062	$3,467	$16,529

Segment income (loss)	$(5,451)	$(2,473)	$(7,924)

Unallocated corporate income			265
Loss from continuing operations before income taxes			$(7,659)
Income tax expenses			(353)
Loss from discontinuing operations, net of taxes			-
Net loss			$(8,012)
As of September 30, 2012
Total segment assets	$108,119	$38,414	$146,533
Inter-segment receivables	(26,307)	(19,409)	(45,716)
	$81,812	$19,005	$100,817
Other unallocated corporate assets			511
			$101,328

Other segment information:
Depreciation and amortization	$4,482	$926	$5,408
Expenditure for segment assets	$1,769	$713	$2,482

Nine months ended September 30, 2011	Fluorite	Nonferrous metals	Consolidated
	(In thousands)	(In thousands)	(In thousands)
Segment revenue	$14,315	$3,802	$18,117
Inter-segment revenue	-	-	-
Revenue from external customers	$14,315	$3,802	$18,117

Segment income (loss)	$3,804	$(2,162)	$1,642

Unallocated corporate income			(1,841)
Loss from continuing operations before income taxes			$(199)
Income tax expenses			(244)
Loss from discontinuing operations before income taxes			(89)
Net loss			$(532)
As of December 31, 2011
Total segment assets	$79,076	$15,392	$94,468
Inter-segment receivables	(12,660)	2,966	(9,694)
	$66,416	$18,358	$84,774
Other unallocated corporate assets			542
			$85,316

Other segment information:
Depreciation and amortization	$2,016	$823	$2,838
Expenditure for segment assets	$2,547	$821	$3,368

The following summarizes identifiable assets by geographic area:

	September 30, 2012	December 31, 2011
	(In thousands)	(In thousands)
China	$100,817	$84,774
Unallocated corporate assets	511	542
	$101,328	$85,316

The following summarizes net losses:

	For Nine Months Ended
	September 30, 2012	September 30, 2011
	(In thousands)	(In thousands)
China	$(8,277)	$1,309
Unallocated corporate operating income (loss)	265	(1,841)
	$(8,012)	$(532)

NOTE 30 - OTHER INCOME, NET

	For Nine Months Ended
	September 30, 2012	September 30, 2011
	(In thousands)	(In thousands)
Subsidiary income	$16	$-
Penalty (loss) income	(73)	147
Donation	(84)	(140)
Others	(9)	(13)
	$(150)	$(6)

NOTE 31 - EARNINGS PER SHARE

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share from continuing and discontinued operations for the periods presented (amounts in thousands, except per share data):

	For Nine Months Ended
	September 30, 2012	September 30, 2011
	(In thousands, except per share data)	(In thousands, except per share data)
Loss from continuing operations available to common shareholders:
Basic and Diluted	$(6,677)	$(711)

Loss from discontinued operations available to common shareholders:
Basic and Diluted	$-	$(89)

Weighted average number of shares:
Basic and Diluted	37,103	31,060

Loss per share from continuing operations
Basic and Diluted	$(0.18)	$(0.03)

Loss per share from discontinued operations
Basic and Diluted	$-	$(0.00)

The outstanding warrants were not included in the calculation since they were out-of-the money as of September 30, 2012.

NOTE 32 - CONCENTRATION OF CUSTOMERS AND SUPPLIERS

The Company had five customers who contributed approximately $8,338,000 or 50% of the Company’s consolidated net revenue for the nine months ended September 30, 2012. For the same period of 2011, the Company had four main customers who contributed approximately $12,129,000 or 67% of the Company’s consolidated net revenue.

The following table shows the Company’s major customers (5% or more of consolidated net revenue) for the nine months ended September 30, 2012:

	Revenue	Percentage
Customer	(In thousands)	(%)
Ningxia Jinhe chemistry Ltd	$2,178	13%
Hangzhou Changan Fluorite Sale, Ltd	1,865	11%
Xinjiang United Xinwang Copper, Ltd	1,857	11%
Ruipeng Mining Ltd	1,611	10%
Huaxing Fluorine Sale Ltd	827	5%
	$8,338	50%

The following table shows the Company’s major customers (5% or more of consolidated net revenue) for the nine months ended September 30, 2011:

	Revenue	Percentage
Customer	(In thousands)	(%)
Henan Zhongse Ltd	$3,918	22%
Ruipeng Mining Ltd	3,802	21%
Ningxia Jinhe chemistry Ltd	3,306	18%
Xuancheng Hengyuan, Ltd	1,103	6%
	$12,129	67%

The Company had no concentrated suppliers for the nine months ended September 30, 2012 and 2011.

NOTE 33 - SUBSEQUENT EVENT

On October 10, 2012, 4,900,001 shares of the Company’s common stock were issued as the Pre-Company installment shares to redeem the remaining $1,666,666 of the convertible preferred stock.

On November 9, 2012, the company completed the redemption of 1,332 shares of Series A Preferred Stock for $398,420 in cash. 334 shares of Series A Preferred Stock remain outstanding.

On November 9, 2012, the Company through its subsidiary Xiangzhen Mining and Qianzhen Mining entered into an equity transfer agreement to acquire 20% of the equity interests of Dongsheng Mining, Qianshi Resources and Meilan Mining from their original shareholders (Gang Liu, a Chinese citizen) for total consideration of approximately $3,201,000. The consideration was from the funds loaned to Mr. Gang Liu and his controlled companies (please see Note 11).

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

In 2011, Xiangzhen Mining extracted approximately 190,000 metric tons of fluorite ore, produced 41,000 metric tons of fluorite lumps and sold 49,000 metric tons of fluorite lumps with total sales of approximately $6.38 million, accounting for approximately 25% of the revenues of our fluorite business. Xiangzhen Mining also produced 56,000 metric tons of fluorite powder and sold 49,000 metric tons of fluorite powder for approximately US$16.03 million, which accounted for approximately 63% of the revenues of our fluorite business.

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

On November 18, 2011, Xinyi Fluorite engaged geological evaluation institution SRK Consulting China Ltd. (SRK) to evaluate the current situation and potential extraction volume at Xinyi Mine No. 1. SRK completed additional drilling and collected more technical datasets on Xinyi Fluorite's mineralized material in May 2012. Subsequently, SRK commissioned Hefei Mineral Resources Supervision and Inspection Center, an affiliate of the Ministry of Land and Resources of the PRC, to inspect the fluorite samples. It is expected that SRK will provide a complete and JORC-compliant technical report on Xinyi's reserves by the end of 2012.

Plans for extraction and processing fluorite in 2012

In 2012, Xiangzhen Mining plans to be in normal production. We plan to extract 150,000 metric tons of fluorite ore, produce 40,000 metric tons of fluorite powder, and produce 60,000 metric tons of fluorite lumps. We plan to sell 40,000 metric tons of fluorite powder and 60,000 metric tons of fluorite lumps.

In 2012, Xinyi Fluorite plans to be in normal production. We plan to extract 60,000 metric tons of fluorite ore, produce 25,000 metric tons of fluorite powder, and produce 10,000 metric tons of fluorite lumps. We plan to sell 25,000 metric tons of fluorite powder and 10,000 metric tons of fluorite lumps.

We also plan to do the following work in 2012:

·Ensure and stabilized our current production, extract and process to capacity and carry-out our current plans.

·According to changes in the prices of fluorite powder and fluorite lumps, adjust the proportion of fluorite powder and fluorite lumps in our product structure to ensure the highest profit.

·We will still strive to leverage our position as one of the leaders in the industry to acquire additional appropriate fluorite reserves.

·Acquire advanced fluorine chemical technology and develop and construct down stream products using fluorite as a raw material.

Dongsheng Mining

On January 16, 2012, the Company through its subsidiary Xiangzhen Mining entered into an equity transfer and capital increase agreement to acquire 60% of the equity interests of Dongsheng Mining. Dongsheng Mining is a limited liability company legally incorporated on December 13, 1999 and validly existing in Wuchuan Yilao & Miao Autonomous County, Zunyi City, Guizhou Province in the PRC. Dongsheng Mining has registered capital of RMB 2,000,000 and its primary business is the in extraction and processing of fluorite ore and barite ore. Currently, it owns 100% of the mining rights of Shuanghe Fluorite Mine, Fenshui Qingshuzi Barite and Fluorite Mine, Baicun Fluorite Mine, Luping Fluorite Mine and Shibuya Barite and Fluorite Mine, and it also owns Douru Town Fluorite Flotation Plant and the Fenshui Town Fluorite and Barite Flotation Plant, and a 30% equity interest in Wuchuan Chenhe Dongsheng Fluoride Industry Co., Ltd. in Wuchuan Yilao & Miao Autonomous County, Zunyi City, Guizhou Province in the PRC.

On July 1, 2012, the Company transferred the 60% equity interest in Dongsheng Mining from its 100% owned subsidiary Xiangzhen Mining to its 100% owned subsidiary Qianzhen Mining.

Meilan Mining

On February 7, 2012, the Company through its subsidiary Xiangzhen Mining purchased a 60% equity interest in Meilan Mining. Meilan Mining is a PRC limited liability company legally incorporated on November 20, 2007 and validly existing in Yanhe Tujiazu Autonomous County, Tongren City, Guizhou Province in the PRC. Meilan Mining has registered capital of RMB 1,334,000 and its primary business is the extraction of fluorite ore and barite ore. Currently, Meilan Mining owns 100% of the mining rights to the fluorite ore in Fengshuiling, Banchang Town, Yanhe Tujiazu Autonomous County, Tongren City, Guizhou Province in the PRC.

Qianshi Resources

On February 7, 2012, the Company through its subsidiary Xiangzhen Mining purchased a 60% equity interest in Qianshi Resources. Qianshi Resources is a PRC limited liability company legally incorporated on April 30, 2005 and validly existing in Yanhe Tujiazu Autonomous County, Tongren City, Guizhou Province in the PRC. Qianshi Resources has registered capital of RMB 1,000,000 and its primary business is the extraction and processing of fluorite ore and barite ore. Currently, Qianshi Resources owns 100% of the mining rights of Jingliang Fluorite Mine, and the Fluorite Flotation Plant in the Huangtu Town, Yanhe Tujiazu Autonomous County, Tongren City, Guizhou Province in the PRC.

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

We started production at the end of April 2012. We did not stop excavating in 2011. In 2012, we plan to extract ores of 130,000 metric tons, process ores of 130,000 metric tons, and produce approximately 5,000 metal tons of zinc concentrate and approximately 470 metal tons of copper concentrate.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2012 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2011

Selected information from the Consolidated Statements of Operations

	For the three months ended September 30,
	2012	2011
	(in thousands)	(in thousands)
Net revenue	$7,473	$7,104
Gross profit	$273	$2,862
Gross profit margin	4%	40%
General and administrative expenses	$2,650	$2,055
Interest expenses	$291	$174
Net (loss) income attributable to the Company	$(1,534)	$681

REVENUES. Net revenues for the three months ended September 30, 2012 were approximately $7,473,000, representing an approximate $369,000 or 5% increase as compared to the same period of 2011. The increase was primarily due to the increase in sales volume for fluorite powder and copper concentrate powder. The fluorite powder sales volume for the three months ended September 30, 2012 was approximate 15,800 metric tons, representing an approximate 7,000 metric tons or 80% increase as compared to the same period of 2011. Copper concentrate powder sales volume for the three months ended September 30, 2012 was 139 metal tons, representing an approximate 126 metal ton or 928% increase as compared to the same period of 2011.

GROSS PROFIT AND GROSS PROFIT MARGIN. For the three months ended September 30, 2012, gross profit was approximately $273,000, which decreased by approximately 90% from $2,862,000 in gross profit for the same period of 2011. The gross profits from the fluorite segment were approximately $269,000 and $3,090,000 for the three months ended September 30, 2012 and 2011, respectively. The gross profits (loss) from the non-ferrous metal segment were approximately $4,000 and ($228,000) for the three months ended September 30, 2012 and 2011, respectively. The fluorite segment’s gross profits decrease was mainly due to the decrease in sale price for fluorite powder. The fluorite powder sales price for the nine months ended September 30, 2012 was approximate $235 per metric ton, representing an approximate $147 per metric ton or 39% decrease as compared to the same period of 2011. Gross profit margin was approximately 4% for the three months ended September 30, 2012, a decrease from the gross profit margin of 40% for the same period of 2011.

GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended September 30, 2012, general and administrative expenses increased by approximately $595,000 to $2,650,000 as compared to $2,055,000 in the same period in 2011. The increase was mainly due to the increased administrative expense associated with the newly acquired Dongsheng Mining, Meilan Mining, and Qianshi Resources entities.

INTEREST EXPENSE. Interest expense increased by approximately $117,000 from the same period of 2011. The increase was mainly due to the increase in the principal and the interest rate of the short term loans.

NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY. Net (loss) income attributable to the Company for the three months ended September 30, 2012 was approximately ($1,534,000), as compared to $681,000 for the same period of 2011. Basic net (loss) income per share were ($0.04) and $0.02 for the three months ended September 30, 2012 and 2011, respectively.

SEGMENT PERFORMANCE ANALYSIS

	Segment revenue		Segment income (loss)
	For the three months ended September 30,		For the three months ended September 30,
	2012	2011	2012	2011
	(In thousands)	(In thousands)	(In thousands)	(In thousands)
Fluorite	$5,467	$5,705	$(3,744)	$1,984

Nonferrous metals	$2,006	$1,399	$(1,901)	$(1,022)

Fluorite

For the third quarter of 2012, the fluorite segment revenue decreased by 4% from approximately $5,705,000 for the three months ended September 30, 2011 to approximately $5,467,000 for the three months ended September 30, 2012. The decrease was primarily due to the decrease in sales volume for fluorite lumps. The fluorite lumps sales volume for the three months ended September 30, 2012 was approximately 9,900 metric tons, representing an approximate 7,200 metric tons decrease as compared to the same period of 2011.

Our fluorite segment loss was approximately $3,744,000 for the three months ended September 30, 2012, compared to a segment income of approximately $1,984,000 in the same period of 2011.

Nonferrous Metals

Nonferrous metals segment revenue for the three months ended September 30, 2012 amounted to $2,006,000, representing a increase of approximately $607,000 or 43% as compared to the same period of 2011. The increase was primarily due to the increase in sales volume for copper concentrate powder. Copper concentrate powder sales volume for the three months ended September 30, 2012 was 139 metal tons, representing an approximate 126 metal ton or 928% increase as compared to the same period of 2011.

Our nonferrous metals segment loss was approximately $1,901,000 for the three months ended September 30, 2012, compared to a segment loss of $1,022,000 in the same period of 2011.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2012 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2011

Selected information from the Consolidated Statements of Operations

	For the nine months ended September 30,
	2012	2011
	(in thousands)	(in thousands)
Net revenue	$16,529	$18,117
Gross profit	$2,303	$7,870
Gross profit margin	14%	43%
General and administrative expenses	$8,374	$7,558
Interest expenses	$1,184	$520
Net loss attributable to the Company	$(6,677)	$(800)

REVENUES. Net revenues for the nine months ended September 30, 2012 were approximately $16,529,000, representing an approximate $1,588,000 or 9% decrease as compared to the same period of 2011. The decrease was primarily due to the decrease in sales price for fluorite powder. The fluorite powder sales price for the nine months ended September 30, 2012 was approximate $248 per metric ton, representing an approximate $91 per metric ton or 27% decrease as compared to the same period of 2011.

GROSS PROFIT AND GROSS PROFIT MARGIN. For the nine months ended September 30, 2012, gross profit was approximately $2,303,000, which decreased by approximately 71% from $7,870,000 in gross profit for the same period of 2011. The gross profits from the fluorite segment were approximately $2,416,000 and $7,483,000 for the nine months ended September 30, 2012 and 2011, respectively. The gross profits from the non-ferrous metal segment were approximately ($113,000) and $387,000 for the nine months ended September 30, 2012 and 2011, respectively. The fluorite segment’s gross profits decrease was mainly due to the decrease in sale price for fluorite powder. The fluorite powder sales price for the nine months ended September 30, 2012 was approximate $248 per metric ton, representing an approximate $91 per metric ton or 27% decrease as compared to the same period of 2011. Gross profit margin was approximately 14% for the nine months ended September 30, 2012, a decrease from the gross profit margin of 43% for the same period of 2011.

GENERAL AND ADMINISTRATIVE EXPENSES. For the nine months ended September 30, 2012, general and administrative expenses increased by approximately $816,000 to $8,374,000 as compared to $7,558,000 in the same period in 2011. The increase was mainly due to the increased administrative expense associated with the newly acquired Dongsheng Mining, Meilan Mining, and Qianshi Resources entities.

INTEREST EXPENSE. Interest expense increased by approximately $664,000 from the same period of 2011. The increase was mainly due to the increase in the principal and the interest rate of the short term loans.

NET LOSS ATTRIBUTABLE TO THE COMPANY. Net loss attributable to the Company for the nine months ended September 30, 2012 was approximately $6,677,000, as compared to $800,000 for the same period of 2011. Basic net losses per share were $0.18 and $0.03 for the nine months ended September 30, 2012 and 2011, respectively.

SEGMENT PERFORMANCE ANALYSIS

	Segment revenue		Segment income (loss)
	For the nine months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)	(In thousands)	(In thousands)	(In thousands)
Fluorite	$13,062	$14,315	$(5,451)	$3,804

Nonferrous metals	$3,467	$3,802	$(2,473)	$(2,162)

Fluorite

For the nine months ended September 30, 2012, fluorite segment revenue decreased by 9% from $14,315,000 to $13,062,000 as compared to the same period of 2011. The decrease was primarily due to the decrease in sales price for fluorite powder. The fluorite powder sales price for the nine months ended September 30, 2012 was approximate $248 per metric ton, representing an approximate $91 per metric ton or 27% decrease as compared to the same period of 2011.

Our fluorite segment loss was approximately $5,451,000 for the nine months ended September 30, 2012, compared to a segment income of approximately $3,804,000 in the same period of 2011.

Nonferrous Metals

Nonferrous metals segment revenue for the nine months ended September 30, 2012 amounted to amounted to $3,467,000, representing a decrease of approximately $335,000 or 9% as compared to the same period of 2011.

Our nonferrous metals segment loss was approximately $2,473,000 for the nine months ended September 30, 2012, compared to a segment loss of $2,162,000 in the same period of 2011.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $2.37 million as of September 30, 2012, a decrease of $3.20 million as compared to the balance at December 31, 2011 of $5.57 million.

Net cash used in operating activities for the nine months ended September 30, 2012 was $5.81 million, representing a $2.66 million increase as compared to $3.15 million in cash used for the same period in 2011.

Net cash used in investing activities for the nine months ended September 30, 2012 was $2.48 million, as compared to $7.01 million used for the same period of 2011.

Net cash provided by financing activities for the nine months ended September 30, 2012 was $5.01 million, as compared to $16.67 million provided for the same period of 2011.

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

Extraction rights are stated at the lower of cost and recoverable amount. When extraction rights are obtained from the government according to mining industry practice in the PRC, extraction rights are capitalized as incurred and are amortized using the units-of-production (“UOP”) method over the estimated life of the mineralized body, only when mines are in production, based on estimated recoverable volume through to the end of the period over which the Company has extraction rights.

The Company determines whether a mine is accounted for as being in an exploration stage or a production stage based upon US GAAP. Expenses incurred during exploration stage activities are expensed. Such exploration expenses determine if properties explored, contain adequate mineralized materials that would be cost effective to mine. If these exploration activities should result in a determination that properties explored have mineralized materials that are financials viable to be extracted, and the Company wishes to proceed with development of such property, then the Company commences development of these properties. The Company commences capitalizing development costs upon establishing proven and probable reserves (to the extent necessary to meet the definition under Industry Guide 7). Once a mine is considered to have completed their development and if the mine should enter the production stage, then the mines capitalized development costs are amortized using the UOP method based on the estimated recoverable volume of the mineralized material. The Company believes it is appropriate to account for Xiangzhen Mining property as a production-stage operation that has capitalized development costs and to account for Xingzhen Mining, Xinyi Fluorite, Dongsheng Mining, Meilan Mining and Qianshi Resources properties as production stage projects that is amortizing their development costs.

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

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB ASC 718-10-55 - Compensation-Stock Compensation, or ASC 718-10-55. Under ASC 718-10-55, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In addition, FASB ASC 825-10-50-10 - Financial Instruments – Overall – Disclosures, or ASC 825-10-50-10, expresses views of the Securities and Exchange Commission, or the SEC, staff regarding the interaction between ASC 718-10-55 and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. The Company’s compensation cost is measured on the date of grant at its fair value. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant.

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

Remediation of Material Weaknesses

In light of the conclusion that our Company’s disclosure controls and procedures not effective, our management has developed a plan intended to remediate such ineffectiveness and to strengthen our disclosure controls and procedures as well as our internal controls over financial reporting through the implementation of certain remedial measures, which include:

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

CHINA SHEN ZHOU MINING & RESOURCES, INC.

Date: November 14, 2012	By:	/s/ Xiaojing Yu
Xiaojing Yu, Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Jiayin Zhu
Jiayin Zhu, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

